Form 10-K
period 2022-12-31
SouthState Corp
filed 2023-02-24
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates was $5,771,315,000 based on the closing sale price of $77.15 per share on June 30, 2022. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 23, 2023 was 75,847,025.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SouthState Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business.

Overview

SouthState Corporation (“We,” “Our,” “SSC” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida, that incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2022, a 251-branch network located throughout Florida, South Carolina, Alabama, Georgia, North Carolina, and Virginia. In addition, the Company operates SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Through the Bank, we operate a correspondent banking and capital markets service division for over 1,190 small and medium sized community financial institutions throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The Bank operates SouthState|Duncan-Williams Securities Corp. (“SouthState|DuncanWilliams”), a full-service broker dealer headquartered in Memphis, Tennessee, which it acquired in February 2021. SouthState|DuncanWilliams was integrated into our correspondent division due to the complementary nature of its capital markets business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, which offers support to the Bank’s Wealth line of business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

At December 31, 2022, we had approximately $43.9 billion in assets, $30.2 billion in loans, $36.4 billion in deposits, $5.1 billion in shareholders’ equity, and a market capitalization of approximately $5.8 billion.

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital Bancshares, Inc., a Georgia corporation (“Atlantic Capital” or “ACBI”), in a stock transaction. Pursuant to the ACBI Merger Agreement, (i) ACBI merged with and into the Company, with the Company continuing as the surviving corporation (the “ACBI Merger”), and (ii) immediately following the ACBI Merger, Atlantic Capital Bank, N.A. (“ACB”) merged with and into the Bank (the “ACB Bank Merger” and collectively with the ACBI Merger, the “Merger”). The systems conversion was completed in July 2022.

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

Commercial Real Estate Loans. As of December 31, 2022, $17.1 billion, or 57%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate, other income producing property and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2022, $6.5 billion, or 21%, of our loan portfolio consisted of residential real estate loans including home equity loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Our closed-end first lien loans are for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial Loans (“C&I”). As of December 31, 2022, $5.3 billion, or 18%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Other Consumer Loans. As of December 31, 2022, $1.3 billion, or 4%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

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

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, other deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 251 full-service branches, as of December 31, 2022, and our online, mobile and telephone banking platforms. As of December 31, 2022, our deposit portfolio was comprised of 36% noninterest-bearing deposits and 64% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

In addition to traditional banking activities and the other products and services specified above, we provide a broad array of financial services to our customers, including debit card and mobile services, funds transfer products and services, and treasury management services, including merchant services, automated clearing house services, lock-box services, remote deposit capture services and other treasury services.

Correspondent Banking

We operate a correspondent banking and capital markets business through our correspondent division of the Bank and through SouthState|DuncanWilliams, the Bank’s broker dealer subsidiary acquired in February 2021. Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

Mortgage Banking

We have a mortgage line of business that originates single-family home loans and either sells or holds in our portfolio those mortgages into the secondary market. We retain servicing rights for those loans we hold in our portfolio and for the majority of the loans that are sold.

Acquisition Strategy

Our business growth, profitability and market share have been enhanced by engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint. Our acquisition strategy focuses on banking institutions that are consistent with our guiding principles of soundness, profitability and growth and are a good fit with our culture;

●	are strategically attractive by enhancing our footprint, allowing for cost savings and economies of scale, or providing market diversification, or otherwise may be strategically compelling;
●	have been determined to meet our risk appetite and profile; and
●	meet our financial criteria.

We expect to continue to assess future opportunities of financial companies using these criteria, based on market and other conditions.

Competition

Our profitability depends principally on our ability to compete effectively in the markets in which we conduct business. In the financial services industry, market demands, technological and regulatory changes and economic pressures have increased competition among banks, as well as other financial institutions. Competition may further intensify as additional companies enter the markets where we conduct business, and we enter mature markets in accordance with our expansion strategy.

We experience strong competition from both bank and non-bank competitors. We compete with national banks, super-regional banks, smaller community banks, nontraditional internet-based banks, credit unions, insurance companies and government sponsored entities. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bonds, and other securities firms.

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

Core Values and Culture

A strategic priority for the Company is to develop a dynamic, high performing team by, in part, facilitating a culture that increases employee engagement, devotes resources to recruiting, developing and retaining talent, and recognizes the benefits of different perspectives and experiences. The Company’s core values, an essential cultural cornerstone, set the course by which we intend to meet this goal through our interactions with each other, our customers and our suppliers:

●	Local Market Leadership - Our business model supports the unique character of the communities we serve and encourages decision-making by a banker that is closest to the customer.
●	Long-Term Horizon - We think and act like owners and measure success over entire economic cycles. We prioritize soundness over short-term profitability and growth.

●	Remarkable Experiences - We will make our customers’ lives better by anticipating their needs and responding with a sense of urgency. Each of us has the freedom and responsibility to do the right thing for our customers.
●	Meaningful and Lasting Relationships - We communicate with candor and transparency. The relationship is more valuable than the transaction.
●	Greater Purpose - We enable our team members to pursue their ultimate purpose in life – their personal faith, their family, their service to the community.

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

Demographic Information

As of December 31, 2022, we had 4,921 full-time employees (compared to 4,929 as of the same date in 2021), 204 part-time employees and 1 seasonal employee. Over 96% of our employees are located in the Bank’s 6-state branch footprint of Florida (33%), South Carolina (33%), Georgia (17%), North Carolina (6%), Alabama (6%) and Virginia (1%). To date, none of our employees are covered by collective bargaining agreements and all employees live in the United States. During fiscal year 2022, we hired 1,074 employees (excluding employees via merger or acquisition), and our voluntary turnover rate was 15.5%.

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

In 2022, we focused primarily on our implementation strategy for the three-year diversity and inclusion plan, which included discussing the diversity and inclusion plan with leadership throughout the Company to develop a mutual understanding and level of trust with local market leadership that would result in meaningful conversations and assist all stakeholders in viewing diversity from a number of perspectives. In addition, we established a diversity and inclusion working group to help develop programs and initiatives in support of the action items outlined in the strategic plan. In collaboration with our Corporate Learning Department, members of our Diversity and Inclusion Council participated in pilot presentations during 2022 from several consulting firms regarding diversity training. Based on the 2022 pilot presentations and resulting survey responses, the Company engaged a third party to implement unconscious bias training throughout the Company. We launched the training in 2022 beginning with training for the Board, and we plan to continue providing it to management and employees through 2024.

In addition to our talent acquisition efforts described below, as part of our collegiate diversity and inclusion outreach efforts, we contributed to a Diversity, Equity and Inclusion or DEI fund established to support the recruitment, retention, and success of diverse students, and to mitigate financial challenges experienced by underrepresented minority students that threaten their pursuit of academic achievements. Through community development and outreach, employees volunteer their time by serving as board, finance and loan committee members of various agencies and organizations, including organizations that serve minority communities, as well as minority-owned small businesses. These initiatives are overseen by our Culture Committee.

Talent Acquisition, Retention and Employee Development

Recruitment is an essential part of managing our human capital resources. We seek to hire well-qualified employees who are also a good fit for our value system. Through our commercial banking internships and management training programs, we recruit from a talented, diverse pool of students from local colleges and universities. To complement other recruitment efforts, our Talent Acquisition team is committed to attending job fairs hosted by Historical Black Colleges and Universities within our footprint. Additionally, the Talent Acquisition team partners closely with regional line of business leadership to network and recruit in-market, experienced and diverse talent in metropolitan markets within our footprint who bring with them a requisite skill set, professional background and aptitude to help grow the Bank and position our teams to support and lead a larger financial institution in the future.

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate University offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360 degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities. In 2022, employees completed on average 25 hours of Company-provided training.

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

Employee Health, Wellness and Safety

The safety and health of our employees is a top priority. During the COVID-19 pandemic, to promote the safety of employees performing customer-facing activities at branches and operations centers, we encouraged all employees to receive vaccinations, and we required unvaccinated employees, including those who have previously tested positive for COVID-19, to wear face coverings when not in private offices or cubicles unless required otherwise by a local ordinance or mandate.

While the COVID-19 pandemic has receded, and many of our employees have returned to work locations, 30% of our employees continue to work effectively from remote locations.

In addition, to raise awareness of good health habits, the Company offers employees a robust wellness program that provides extensive wellness resources to include on-site biometric screenings and a health risk assessment program. The Company also provides support through wellness resources and the Employee Assistance Program for mental and financial wellness.

Oversight of Environmental, Social and Governance Issues

The Governance and Nominating Committee of the Company’s Board of Directors oversees the Company’s current and emerging environmental, social and governance matters. In April 2022, the Company issued its annual Corporate Social Responsibility Report which highlights the Company’s environmental, social and governance initiatives, including the Company’s commitment to: building vibrant communities where we operate and where our customers live and work; fostering a strong culture that supports and encourages a diverse and inclusive workforce; promoting the highest ethical standards and acting as good stewards; and being environmentally resourceful as we support efficient and sustainable practices. Our commitment to our communities, colleagues, corporate stewardship and the environment will inform our Company’s actions as we strive to meet our vision: investing in the entrepreneurial spirit, pursuing excellence, and inspiring a greater purpose. During 2022, we continued to build out our Corporate Responsibility Programs, focusing on assessing our commitment to the environment by analyzing transition and climate risk within our loan portfolio. We currently are assessing outside expertise to assist us in analyzing our climate risk and determining our Scope 1 and Scope 2 emissions. A copy of the Company’s 2022 Corporate Social Responsibility Report is available on the Bank’s website at 2022 Corporate Social Responsibility Report (https://www.southstatebank.com/global/about/corporate-stewardship).

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United

States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, most recently as a response to the COVID-19 pandemic, steeply increased the size of its balance sheet by buying securities (although it since has tapered such purchases and is gradually reducing its balance sheet) and since the financial crises has paid interest on excess reserves held by banks at the Federal Reserve. The Federal Reserve also decreased its target federal funds rate to near zero in response to the COVID-19 pandemic, and now has increased these targets seven times during 2022 to 4.25% to 4.50% to combat inflation. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies, including whether and when the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations. While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision. The scope of regulation and the intensity of supervision will likely become higher under the current presidential administration, including increased scrutiny, supervisory discouragement or even possible denials of bank mergers and acquisitions by federal bank regulators.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of Nasdaq that apply to companies with securities listed on the Nasdaq Stock Exchange.

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

The BHC Act requires that a financial holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the financial holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including the companies’ performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering. We are permitted under applicable federal and state law to make out-of-state acquisitions and mergers of other banks and bank holding companies, subject to the requirements summarized above. The guidelines issued by the Federal Reserve and the OCC with respect to mergers are undergoing a comprehensive interagency review and changes to these requirements may occur as a result.

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

The Bank also is subject to restrictions on its ability to lend to and engage in other transactions with the Company and the Bank’s other affiliates. Under these provisions, individual loans or other extensions of credit between the Bank and the Company or any nonbank affiliate generally are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and either the Company or any nonbank affiliate are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and any affiliate is required to be on arm’s length terms and conditions. The definition of “extension of credit” for these purposes includes credit exposures arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, to their directors, executive officers and principal shareholders. These restrictions have not had a material impact on the Company or the Bank.

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

Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, certain trust preferred securities, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The Company’s trust preferred securities and subordinated debentures qualify as Tier 2 capital. For institutions, such as us, that have exercised an opt-out election regarding the treatment of accumulated other comprehensive income (“AOCI”), up to 45% of net unrealized gains on available for sale equity securities with readily determinable fair market values are also included in Tier 2 capital. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

To be well-capitalized, the Bank must maintain the following capital ratios:

●	CET1 risk-based capital ratio of 6.5% or greater;
●	Tier 1 risk-based capital ratio of 8.0% or greater;
●	Total risk-based capital ratio of 10.0% or greater; and
●	Tier 1 leverage ratio of 5.0% or greater.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2022, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2022 and 2021, calculated using the regulatory capital methodology applicable to us during 2022.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2022
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.72%	$2,051,115
	Bank	4.00%	N/A	5.00%	9.39%	$2,337,715
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	10.96%	$1,367,689
	Bank	4.50%	7.00%	6.50%	11.80%	$1,656,912
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	10.96%	$849,029
	Bank	6.00%	8.50%	8.00%	11.80%	$1,138,955
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	12.97%	$854,772
	Bank	8.00%	10.50%	10.00%	12.69%	$755,636

As of December 31, 2021
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.08%	$1,617,039
	Bank	4.00%	N/A	5.00%	8.68%	$1,849,296
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.76%	$1,296,515
	Bank	4.50%	7.00%	6.50%	12.63%	$1,529,817
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.76%	$888,273
	Bank	6.00%	8.50%	8.00%	12.63%	$1,122,406
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	13.57%	$834,980
	Bank	8.00%	10.50%	10.00%	13.23%	$742,221
(1)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(2)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

The Company has elected to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. This amount was fixed as of December 31, 2021, and the Company began the three-year phase out period with 25% of the total CECL transitional amount being phased out in 2022.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2022, our total reported loans for construction, land development, and other land were 65% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 249% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses.

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

The CFPB has issued a proposed rule originally required by the Dodd-Frank Act relating to the collection and reporting of customer data fields for small business lending designed to assess lender compliance with anti-discrimination laws. The rule is expected to be finalized in 2023, with compliance required by the end of 2024. It is anticipated that the Bank will require a material effort to update its systems and train its lenders to comply with this small business data collection rule.

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

During 2022, the OCC, the FDIC and the Federal Reserve engaged in a joint rulemaking to amend the CRA, which rules are expected to be finalized in 2023.

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

The Anti-Money Laundering Act, enacted on January 1, 2021 as part of the National Defense Authorization Act, does not directly impose new requirements on banks, but requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping and reporting requirements that the Bank Secrecy Act and USA PATRIOT Act impose on banks. This Act also contains provisions that promote increased information-sharing and use of technology, increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement. Implementation of the Act is ongoing and is anticipated to impact the Bank’s BSA/AML programs.

Violations of BSA/AML requirements can result in substantial civil and criminal sanctions, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and bank holding company acquisitions. In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the Department of the Treasury is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, CFPB, Drug Enforcement Administration, and Internal Revenue Service.

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

Data Privacy and Cybersecurity

Various federal, state and local laws, rules, regulations and standards contain extensive data privacy and cybersecurity provisions, and the regulatory framework for data privacy and cybersecurity is in considerable flux and rapidly evolving. For example, current federal law, including the Gramm-Leach-Bliley Act, requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Current federal law also requires financial institutions to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

We also are subject to federal regulations that, among other things, require a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions. The federal government also is considering, and may pass, data privacy and cybersecurity legislation, to which we may become subject if passed. The Bank is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries.

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), among other things, gives California residents the right to request access to or correct personal information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of their personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, processed, sold, or disclosed pursuant to certain federal laws. Similar laws have been or may be adopted by other states where we do business or collect personal information, such as the Virginia Consumer Data Protection Act that grants consumers certain rights over their personal data. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

For further information regarding the risks associated with data privacy and cybersecurity laws, please see Part I – Item IA – Risk Factors – “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face cybersecurity risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), adversely affect our business or reputation, and create significant legal and financial exposure.”

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

Information with respect to the Company’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on the Company’s website, www.SouthStatebank.com, on the Investor Relations page. We have adopted a Code of Ethics, which is available under Corporate Overview/Governance Documents/Code of Ethics on the Investor Relations page of our website located at www.SouthStatebank.com. We encourage our employees to take initiative and be responsible for their actions. The importance of maintaining our culture and communicating our core values to our stakeholders, including our employees, and mentoring and training our employees as we grow is such that we have established a Culture Committee, designed to tap the expertise and leadership experience of a Board member who has over 37 years of experience in employee engagement, training and brand development in creating a service oriented culture, and a commitment to employee diversity, recruitment, training and motivation. We also adopted a formal corporate governance policy, a copy of which is available under Corporate Overview/Governance Documents/Corporate Governance Guidelines on the Investor Relations page of our website located at www.SouthStatebank.com.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock. These risks include, but are not limited to, the following:

●	our ability to grow or to manage our growth effectively;
●	our ability to realize the benefits of the Atlantic Capital merger;
●	the implementation of new lines of business or new products and services;
●	our ability to realize the benefits expected from strategic initiatives;
●	the impact of technological changes, including online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
●	the negative impact of inflation on our business, profitability and stock price;
●	our ability to adequately anticipate and respond to changes in market interest rates;
●	a decrease in our net interest income due to the interest rate environment;
●	an increase in the cost of funds as a result of general economic conditions, FDIC insurance assessments, interest rates, and competitive pressures on deposits;
●	a significant portion of our loan portfolio being secured by real estate;
●	our loan portfolio including commercial and commercial real estate loans that may have higher risks;
●	our ability to effectively manage credit risk and interest rate risk;
●	lack of liquidity;
●	the results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	the impact of the Current Expected Credit Loss standard and global events on our allowance for credit losses;
●	our size and continued pace of growth requiring us to raise additional capital in the future that may not be available when it is needed;
●	our processes for managing risk not being effective to mitigate risk or losses;
●	rising mortgage rates and adverse changes in mortgage conditions;
●	our recent results not being indicative of our future results;
●	environmental risks in our lending activities;
●	appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	losses due to errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	environmental, social and governance risks that adversely affect our reputation, the trading price of our common stock and/or our business, operations and earnings;
●	our ability to maintain our culture and attract and retain experienced people;
●	our ability to offer our key management personnel long term incentive compensation and our ability to retain such personnel;
●	our reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
●	our ability to implement information technology system enhancements and operational initiatives;

●	the impact to our operations and financial condition of various global and national events including inflation and rising interest rates to combat elevated inflation;
●	a failure of disruption to our operational or security systems or infrastructure, or those of our third-party service providers;
●	risks from cyber-attacks, information security breaches and other similar incidents;
●	future expansion;
●	the availability of attractive acquisition opportunities in the future;
●	the transition from LIBOR to an alternative rate;
●	our disclosure controls and procedures not preventing or detecting all errors or acts of fraud;
●	our accounting policies and processes;
●	the value of the securities in our investment portfolio;
●	consumers opting not to use banks to complete their financial transactions;
●	our ability to maintain our reputation;
●	government regulations that could limit or restrict our activities;
●	the heightened expectations of regulatory agencies exposing the Company to risk as it grows;
●	our obligation to maintain capital to meet regulatory requirements;
●	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
●	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	our obligation to comply with numerous laws designed to protect consumers, including the CRA and fair lending laws;
●	increases in FDIC deposit insurance premiums and assessments;
●	changes to our requirement to commit capital resources to support the Bank;
●	changes in tax laws, regulations and interpretations or challenges to our income tax provision;
●	complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity;
●	state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us;
●	shares of our Common Stock not being insured deposits and losing value;
●	future capital needs resulting in dilution of shareholder investment;
●	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
●	our ability to pay dividends;
●	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
●	volatility of our stock price;
●	our institutional shareholders, which own approximately 18% of our common stock exercising significant influence over us and their interests differing from our other shareholders;
●	changes to the political and economic environment;
●	a slowdown in economic growth or a resumption of recessionary economic conditions;
●	the soundness of other financial institutions;
●	the success of the local economies where we operate;

●	adverse weather or manmade events;
●	physical and financial risks associated with climate change and other weather and natural disaster impacts;
●	market volatility that could adversely affect our operations or ability to access capital;
●	competition;
●	changes in the fiscal and monetary policies of the federal government and its agencies; and
●	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

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

We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, the competitive responses from other financial and non-financial institution competitors in our market areas, our ability to continue to implement and improve our operational, credit, financial, management and other risks controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate our acquisitions and develop consistent policies throughout our various businesses. While we believe our market areas are among the highest growth areas in the country, and that we have the management and other resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

The Company may not be able to realize the anticipated benefits of its merger with ACBI.

The Company completed its merger with ACBI on March 1, 2022 and completed the systems conversion in July 2022. The ACBI merger was expected to result in various synergies including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization in the Atlanta market, technology efficiencies, cost savings and operating efficiencies. Achieving all of these anticipated benefits of the Merger is subject to a number of uncertainties, including general competitive factors in the marketplace, the ability to fully integrate the lending and payment teams from ACBI into the Company’s lending and payment teams, and retention of key employee and customers. Furthermore, while the Company completed the conversion of systems, we continue to address clean up integration tasks which could delay the realization of merger synergies and increase the Company’s compliance and operational costs. While the Company has assumed that a certain level of expenses would be incurred, many factors beyond the Company’s control could affect the total amount or the timing of any remaining integration expenses. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in new sales channels such as online and mobile banking in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of and resources needed for the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services and/or new sales channels may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service and/or sales channels. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may not realize the expected benefits from our strategic initiatives, either in whole or in part, which could negatively impact our future profitability.

Our current strategic plan contains growth, investment, risk management and efficiency initiatives in order to create a better and more profitable Company and remain competitive with other bank and non-bank financial services providers.  To achieve our strategic goals, we must successfully execute these initiatives. Our current initiatives include, but are not limited to, building upon our digital banking initiatives, implementing real time payments, growing our middle market and larger corporate banking divisions, and continuing to enhance our technology infrastructure. While we have met our strategic initiatives in the past, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected efficiencies and revenue enhancements that we anticipate.

Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures.  There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will not negatively impact our organization.  These initiatives may fail to meet our own or our client’s expectations and may fail to keep pace with bank and non-bank competition and we may realize significant losses as a result.

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services. Changes in customer behaviors have increased the need to offer these options to our customers. The COVID-19 pandemic accelerated technological change as our employees and the customers and communities to which we provide products and services converted to remote work, shopping and banking as they experienced quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, and supply chain interruptions.

In addition to serving clients better, investments in, and the effective use of, technology may increase efficiency and may enable financial institutions to reduce costs. Although we are making focused investments in automation and other technology solutions to improve both our customer facing and back-office services, investments may not be sufficient or provide the anticipated benefits or desired return. We can make no assurance that investments will be sufficient to retain existing customers or attract new customers in the future.

Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. One of our strategic goals is to continue to focus on technological change and digital transformation of our product and service channels, which will impact how we deliver our products and services in the future as well as make our internal processes more efficient. We need to make significant additional capital investments in technology in the future to achieve this strategic goal, and we may not be able to implement effectively new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements than the Company.

Inflation could negatively impact our business, our profitability and our stock price.

Continued inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, monetary policy, money supply, recessionary pressures, unemployment, and other changes that affect domestic and foreign financial markets. Our net interest income is affected not only by the level and direction of interest rates, but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, thus resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

Our net interest income may decline based on the interest rate environment.

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

●	in a rising interest rate environment, more interest-bearing liabilities than interest earning assets re price or mature,
●	in a declining interest rate environment, more interest earning assets than interest bearing liabilities re price or mature, or
●	for acquired loans, expected total cash flows decline as our loan balances decline.

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

The Federal Reserve raised interest rates seven times during 2022 at a much higher amount than has been the case historically and these unprecedented interest rate increases have impacted the rates we charge borrowers and depositors and our net interest margin. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

In addition, our net interest income may be adversely affected by further inflationary pressures and new global supply chain challenges. In part due to global supply chain disruptions during the pandemic and the amount of funds the US Government introduced into the economy during the past two years, inflation has materially exceeded the Federal Reserve’s two percent (2%) annual target. There is a risk that inflation may become higher or persist for longer periods of time and not decrease. While we have increased rates in response to Federal Reserve interest rate increases, loan demand has remained strong through 2022, although demand is showing signs of declining. As interest rates have risen, competition for deposits has increased, leading to higher deposit costs and reduced liquidity. Any further increase in interest rates to address inflationary pressures could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy.

Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.

Our cost of funds may increase as a result of increases in interest rates, competitive pressures, general economic conditions and FDIC insurance assessments. We have traditionally obtained funds principally through local deposits and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a less expensive and more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders and reflect a mix of transaction and time deposits, whereas brokered deposits typically are higher cost time deposits. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

A significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could hurt our business.

A significant portion of our loan portfolios are secured by real estate. As of December 31, 2022, approximately 78.1% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Deterioration in the real estate market could cause us to adjust our opinion of the level of credit quality in our loan portfolio. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial, construction and land development and commercial real estate loans at December 31, 2022 and 2021 were $22.4 billion and $18.2 billion, respectively, or 74% and 76%, respectively, of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk-based capital (as of December 31, 2022, our bank ratio was 65%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2022, our bank ratio was 249%).

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

We perform capital stress testing on an annual basis using the stress testing assumptions provided by the regulators for the CCAR stress tests. We perform liquidity stress testing and credit stress testing on a quarterly basis. Under the capital stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “severely adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

The Current Expected Credit Loss (“CECL”) standard may result in increased volatility and further increases in our allowance for credit losses (“ACL”).

The measure of our ACL is dependent on the interpretation of applicable accounting standards, as well as external events, including the amount and pace of interest rate increases, market conditions, including recession risk and the possible impact on the unemployment rate and the performance of our loan portfolio, and other factors including an escalation of the conflict in Ukraine, supply chain disruptions, pandemics such as the COVID-19 pandemic, among others. We adopted the Financial Accounting Standards Board’s Current Expected Credit Loss, or CECL standard, in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL.

The CECL model has resulted in and may continue to result in more volatility in the level of our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may change more rapidly than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard. The potentially material effects of the continuation of the COVID-19 pandemic on lifetime expected credit loss, and the challenges associated with estimating lifetime credit losses in view of the uncertain ultimate impacts of the pandemic, has resulted and may continue to result in increased volatility and significant additions to our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations. The Company’s estimate of its ACL involves a high degree of judgment; therefore, the Company's process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. Further, if management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb losses going forward, or if bank regulatory authorities require us to increase the allowance for credit losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

The objectives of our risk management processes are to mitigate risk and loss to our organization. We have established an enterprise risk framework and program that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk (including payments risk, BSA/AML risk, and model risk), cybersecurity risk, corporate governance and legal risk, compliance risk, and reputational risk (including environmental and social risks), among others. We also assess new and emerging risks on our existing programs. However, this framework will evolve as we expect to become subject to heightened expectations from the OCC as we grow above $50 billion in assets. In addition, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

Rising mortgage rates and adverse changes in mortgage market conditions could adversely impact our mortgage line of business.

Our mortgage line of business contributes significantly to our results of operations and we have invested in the business over the past two years. The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. As interest rates increased during 2022, the demand for mortgages has decreased materially and the secondary market opportunities to sell conforming mortgages to investors has decreased. While we elected to maintain a substantial percentage of the mortgages we originated during 2022 on the portfolio, our mortgage volume has substantially decreased. Further, maintaining a larger portion of our mortgages on the portfolio subjects the Company to increased interest rate risk. Additionally, the fair value of our mortgage servicing rights is sensitive to changes in interest rates and interest rate volatility. Any change in the fair value of our mortgage services right may negatively impact earnings. As a result of these and other factors, our price and profitability targets for this business may not be met, reducing our results of operations in the line of business and our net income. Further, risk in the mortgage business is heightened due to external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, interest rates, economic conditions, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

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

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of remediation, as well as for related personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations. Many environmental laws impose liability regardless of whether the Company knew of, or were responsible for, the contamination. In addition, banks’ credit and underwriting policies that result in funding fossil fuel projects may impact climate change and lead to increased greenhouse gas emissions. Banks have very limited control over the actions of their clients, and while banks can monitor client emissions and environmental profiles, information currently available is insufficient to assess both climate risk and the financial risk inherent in making lending decisions. Accordingly, the Bank may be unable to assess how our lending decisions affect both our risk profile and our profitability as well as our client’s efforts to address climate change.

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

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. Like the financial services industry overall, we have seen an increase in fraudulent attempts on debit cards, and accounts during 2022 in part due to the material increase in online, including “card not present” transactions during the COVID-19 pandemic. While our procedures are designed to follow customary, industry-specific security precautions and while we provide employees with ongoing training, table-top exercises and regular communications and guidance to combat fraud, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also is dependent on our employees as well as third-party service providers to process a large number of increasingly larger and more complex transactions. These risks will increase as we implement a real time payments platform. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Views about ESG are diverse, dynamic, and rapidly changing, and if we were to fail to maintain an appropriate ESG program, practices and disclosures or be subject to a low ESG score or rating, we could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those we choose to do business with and the public’s view of those customers. If we or our relationships with customers, vendors and suppliers were to become the subject of such negative publicity or low ESG scores or ratings, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.

Additionally, investors have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. During 2022, the SEC issued a proposal that would require disclosures regarding the Company’s climate risk management, and would require various reporting on the Company’s direct and indirect emissions, including what is called Scope 1, 2 and 3 emissions, as well as transition risk, and the final rules are expected to be issued in 2023. While the Company has established an ESG program and a climate risk committee and is in the process of determining its Scope 1 and 2 emissions, the final SEC rule may require material investment by the Company to fully implement. Any negative publicity regarding ESG, low ESG scores or ratings, shifts in investing priorities, or the disclosures that may be required in the final SEC rule, may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if investors, shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.

Our business could suffer if we fail to maintain our culture and attract and retain experienced people.

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

The Company’s recent mergers and the continued integration of the Company’s operations and employees into one bank creates an additional risk to the Company’s culture. If we fail to consider and account for corporate cultural differences across the two companies, we will face increased difficulty in creating a cohesive culture. The COVID-19 pandemic made this cultural integration more challenging as many employees converted to and continue to work from remote environments, which has drastically decreased the opportunities for employees to gather and nurture relationships with colleagues in different departments, locations or legacy institutions.

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

If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long-term cash compensation plans or significantly increased short-term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long-term equity awards, our compensation costs could increase, and our financial performance could be adversely affected. If we are unable to offer key management personnel long-term incentive compensation, including stock options, restricted stock or restricted stock units, or performance share units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate our human capital in the form of well-qualified employees, our business and results of operations could be harmed.

We believe our success has depended, continues to and in the future will depend, on the efforts and talents of our management team and our highly skilled employees and workers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business and results of operations could be harmed.

We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources in our information technology systems, including by deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to enhance our product and service offerings and meet the expectations of our customers. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly adopt system enhancements could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations have been in the past and may, in the future, be materially affected by global economic conditions and geopolitical matters, both directly and indirectly through their impact on client activity levels. Although the global economy has mostly recovered from the COVID-19 pandemic as health and safety restrictions have been lifted and vaccines are now generally available, and has adjusted to the Ukraine conflict, certain adverse consequences of these global and external events continue to impact the macroeconomic environment and may persist for some time, including persistent inflation, rising interest rates, labor shortages and disruptions of global supply chains. These consequences of changes in the global economic and geopolitical environment have resulted in significant adverse effects for many different types of businesses nationwide and in the regions in which we operate.

While global supply chain disruptions have been materially reduced, and travel and hospitality has generally recovered, the Federal Reserve raised interest rates significantly and began shrinking its assets during 2022 in response to persistently high inflation measures that were well above the Federal Reserve’s two percent (2%) annual target. The Federal Reserve has signaled that it will likely further increase interest rates in the near term. Prolonged periods of inflation and sustained higher interest rates may adversely affect demand for our products and services and our ability to attract and retain talent.

While loan demand was robust during 2022, the impacts of global events could cause further economic disruption, including magnifying inflationary pressure and extending periods of higher inflation, which may result in declines in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. In addition, while net interest margin has been increasing in 2022 due to increase in rates, such margin increases are unlikely to continue as deposit rates also increase in response to competitive pressure. Such impact could influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

A failure of or disruption to our operational or security systems or infrastructure, or those of our third-party service providers, could disrupt our business, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. Further, third parties provide key components of our business infrastructure, such as our core processing, underwriting and servicing software, data collection and analysis, loan and deposit documents, compliance and risk software, product and service offerings, and internet connections and network access. As client, public and regulatory expectations regarding operational and information security have increased, we and our third-party service providers must continue to safeguard and monitor our operational and security systems and infrastructure for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities, or those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we have information and data security policies and procedures, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread failure of or disruption to our operational and security systems and infrastructure that support our businesses and clients. Any disruption or failure in our operational or security systems or infrastructure or the services provided by third parties, or any failure by us or these third parties to handle current or higher volumes of use, could adversely affect our ability to deliver products and services to our clients, process transactions and otherwise to conduct business.

For example, our financial, accounting, data processing, backup or other operational or security systems or infrastructure, or those of our third-party service providers, may fail to operate properly or become disabled or damaged as a result of a number of factors, including: sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; cyber-attacks, information security breaches or other similar incidents; natural disasters such as earthquakes, tornadoes, hurricanes and floods; pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, expose us to risk. Moreover, technological or financial difficulties of one of our third-party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. Further, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. While we have policies and procedures designed to prevent or limit the effect of a disruption to or failure of the operation of our operational and security systems and infrastructure, there could be no assurance that any such disruptions or failures will not occur or, if they do, that they will be adequately addressed. Any failure or interruption in the operation of our communications and information systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs.

We may not be insured against all types of losses as a result of disruptions to or failures of our operational and security systems and infrastructure or those of our third-party service providers, and our insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such disruptions or failures. Disruptions or failures in our business structure or in the structure of one or more of our third-party service providers could interrupt the operations or increase the cost of doing business. The occurrence of any disruptions or failures impacting our or our third-party service providers’ operational or security systems or infrastructure could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our liquidity, financial condition and results of operations.

We face cybersecurity risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure and those of third parties, on which we are highly dependent, are subject to cybersecurity risks and could be susceptible to cyber-attacks, information security breaches and other similar incidents. Our business relies on the secure processing, transmission, storage, retrieval and other processing of confidential, proprietary, personal and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks, information security breaches and other similar incidents. These may include hacking, terrorist activities, identity theft, computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or third parties, social engineering, attacks on personal email of employees, or other information security breaches or similar incidents that could result in the unauthorized release, gathering, monitoring, misuse, misappropriation, loss, disclosure or destruction of confidential, proprietary, personal and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber-attacks, information security breaches or vulnerabilities or other similar incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect all cyber-attacks, information security breaches or other similar incidents, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees, service providers, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. For example, targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred.

The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks, information security breaches or other similar incidents at third-party service providers with access to our confidential, proprietary, personal and other information may not be disclosed to us in a timely manner. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful cyber-attack, information security breach or other similar incident at one or more of such third-party service providers is not within our control. The occurrence of any such cyber-attacks, information security breaches or other incidents could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be responsible for the failure of such third parties to comply with government regulations.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack, information security breach or other similar incident that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, information security breach, or other similar incident could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees and our customers, are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase our cybersecurity risk.

Cyber-attacks, information security breaches and other similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential, proprietary, personal or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable data privacy and cybersecurity laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. We may not be insured against all types of losses as a result of cyber-attacks, information security breaches and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

Although to date we have not experienced any material losses related to cyber-attacks, information security breaches or other similar incidents, there can be no assurance that we will not suffer such losses in the future.

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

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. We also may issue debt to finance one or more transactions, including subordinated debt issuances. Generally, acquisitions of financial institutions involve the payment of a premium over book and market values, resulting in dilution of our tangible book value and fully diluted earnings per share, as well as dilution to our existing shareholders. We also face litigation risks with respect to potential mergers and acquisitions, and such litigation is common. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

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

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations, including us, are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers, and the DOJ has announced that it is reviewing its bank merger guidelines. It is expected that these reviews will tighten the standards for bank mergers and may change how the financial stability factor and community convenience and needs factor are evaluated. In addition, some in Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. While the Company is still much smaller in asset size than $100 billion, we cannot exclude that we may be subject to higher antitrust standards, enhanced scrutiny under the financial stability risk factor, or have a potential acquisition denied. Any delay in approvals increases costs and uncertainties in the ability to successfully merge and integrate the target. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

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

The publication of most LIBOR rates ceased as of December 31, 2022. While certain U.S. dollar LIBOR tenors are expected to continue to be published until June 23, 2023, the U.S. federal banking agencies have encouraged banks to cease entering new contracts that use U.S. dollar LIBOR by December 31, 2021. The Bank discontinued the use of LIBOR in new contracts as of December 31, 2021. A transition away from the widespread use of LIBOR to alternative rates and other potential interest rate benchmark reforms is a multi-year initiative that will continue over the course of the next few years.

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

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

●	adversely impact the value of LIBOR-based securities, including certain of our floating rate corporate debentures or our hedging instruments, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
●	although the Bank has implemented language in in its hedging and loan documents to accommodate a change from LIBOR to an alternative pricing benchmark, including SOFR, we may be required to make further changes to existing LIBOR-based products;

●	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
●	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
●	require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

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

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, we are required to make certain assumptions and estimates in preparing our financial statements, including and determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

Certain of our financial instruments, including trading assets and liabilities, derivatives, securities, and certain loans, among other items, require a determination of their fair value in order to prepare our financial statements. Where quoted market prices are not available, we may make fair value determinations based on internally developed models or other means which ultimately rely to some degree on management judgment. Some of these and other assets and liabilities may have no direct observable price levels, making their valuation particularly subjective, being based on significant estimation and judgment. In addition, some illiquidity in markets and declines in prices of certain loans and securities may make it more difficult to value certain balance sheet items, which may lead to the possibility that such valuations will be subject to further change or adjustment, it could lead to declines in our earnings.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2022, we owned $8.2 billion of investment securities. The fair value of our investment securities, and resulting effect in accumulated other comprehensive income, may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. With adoption of Accounting Standards Codification (“ASC”) 326 effective January 1, 2020, we no longer evaluate securities for other-than-temporary impairments as the new accounting guidance changes the accounting for recognizing impairment on available for sale and held to maturity securities. We analyze our available for sale securities on a quarterly basis on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. We use a systematic methodology to determine the ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. Our estimate of the ACL involves a high degree of judgement; therefore, our process for determining expected credit losses my result in a range of expected credit losses. We monitor the held to maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded. Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers, and caring about our customers and employees. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of a successful cyber-attack, information security breach or other similar incident we experience or any other unauthorized release or loss of customer information (including personal information), our business and, therefore, our operating results, may be materially adversely affected.

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

In addition, the Biden Administration has sought to implement a more stringent regulatory agenda that is focused on fair lending issues, bank fees and climate change. This agenda has included a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions could be dampened by increased antitrust scrutiny. We also expect reform proposals for the short-term wholesale markets. It is too early for us to assess which, if any of these policies, would be implemented and what their impact on our business, financial condition or results of operations would be.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2022, we had approximately $150.0 million in wholesale brokered deposits, $29.0 million of in-market CDARs deposits, $608.0 million of ICS deposits and approximately $51.2 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The Bank is subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to material penalties and other sanctions.

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

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability.

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to the data privacy and cybersecurity of the personal information of customers, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and reputational damage. As new data privacy and cybersecurity-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.

For example, we are subject to federal law, including the Gramm-Leach-Bliley Act, which requires financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. We also are subject to federal regulations that, among other things, require a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S. The federal government also is considering, and may pass, data privacy and cybersecurity legislation, to which we may become subject if passed. The Bank is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes.

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the CCPA, among other things, gives California residents certain rights with respect to their personal information. Similar laws have been or may be adopted by other states where we do business or from which we collect personal information, such as the Virginia Consumer Data Protection Act that grants consumers certain rights over their personal data. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

Certain state laws and regulations may be more stringent, broader in scope, or offer greater individual rights, with respect to personal information than federal or other state laws and regulations, and such laws and regulations may differ from each other, which may complicate compliance efforts and increase compliance costs. Aspects of the CCPA and other federal and state laws and regulations relating to data privacy and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them.

Further, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy or cybersecurity. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and cybersecurity can subject us to potential federal or state action if they are found to be deceptive, unfair, or misrepresentative of our actual practices. Additional risks could arise in connection with any failure or perceived failure by us, our service providers or other third parties with which we do business to provide adequate disclosure or transparency to our customers about the personal information collected from them and its use, to receive, document or honor the privacy preferences expressed by our customers, to protect personal information from unauthorized disclosure, or to maintain proper training on privacy practices for all employees or third parties who have access to personal information in our possession or control.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and cybersecurity laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations. For further discussion of the data privacy and cybersecurity laws, regulations, rules and standards we are, or may in the future become, subject to, see Part I – Item 1 – “Supervision and Regulation – Data Privacy and Cybersecurity.”

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

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. The Company redeemed $38.5 million of trust preferred securities in 2021, and as of December 31, 2022, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $117.4 million, net of fair value adjustments. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

At December 31, 2022, our shareholders included two funds owning approximately 18% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2022, our shareholders include two funds that collectively own approximately 18% of the outstanding shares of our common stock. The top ten institutional owners collectively own approximately 43% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risks relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty. Changing regulatory policies because of the changing political environment, including the Biden Administration, could be seen as increasing our regulatory and compliance costs, or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

Additionally, financial markets may be adversely affected by fiscal or monetary policies established by central banks and financial regulators, uncertainty concerning government shutdowns, debt ceilings or funding, and the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

While the economy has recovered from the initial impact of the COVID-19 pandemic, inflationary pressures has resulted in the Federal Reserve materially increasing interest rates to dampen demand, and these and other political and market developments are affecting and could continue to affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our market areas in Florida, South Carolina, North Carolina, Georgia, Virginia and Alabama are susceptible to hurricanes, tropical storms and related flooding and wind damage as well as tornados and other types of strong storms. Two such storms impacted our market areas during 2022, although such impacts were not material to our business or results of operations. However, these type of storms may increase in intensity because of changes in weather patterns and other factors including climate change. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, tornados or other extreme weather events, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

Transition risk resulting from our customers retooling their businesses to transition from reliance on fossil fuels to cleaner energy also may impact the Bank. While loan demand to facilitate that transition may increase, some businesses may not have the financial capacity to make those changes, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us, which may adversely impact our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our bank owns 206 properties and leases 114 properties, most of which are used as branch locations, mortgage loan production offices, wealth offices or for housing operational units in Alabama, Florida, Georgia, North Carolina, South Carolina, and Virginia. We also operate a correspondent banking division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. In addition, we lease some space in California, New York and Texas related to the correspondent banking division, and occupy a space in Memphis, Tennessee related to SouthState|DuncanWilliams. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 23, 2023, we had issued and outstanding 75,847,025 shares of common stock which were held by approximately 7,100 registered shareholders. Our common stock trades on The NASDAQ Stock MarketSM under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2022	2021	2020	2019	2018
Stock Performance
Dividends per share	$1.98	$1.92	$1.88	$1.67	$1.38
Dividend payout ratio	29.54%	28.43%	81.45%	30.94%	28.27%
Dividend yield (based on the average of the high and low for the year)	2.39%	2.46%	2.93%	2.27%	1.84%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	11.57x	11.94x	33.01x	16.18x	12.34x
Price/book ratio (end of year)	1.14x	1.16x	1.10x	1.23x	0.91x
Common Stock Statistics
Stock price ranges:
High	$93.34	$93.26	$87.98	$88.10	$93.25
Low	72.26	62.60	40.42	58.87	56.55
Close	76.36	80.11	72.30	86.75	59.95
Volume traded on exchanges	90,603,400	88,780,100	86,495,680	39,218,800	38,801,800
As a percentage of average shares outstanding	121.44%	126.11%	157.85%	113.19%	105.86%
Earnings per share, basic	$6.65	$6.76	$2.20	$5.40	$4.90
Earnings per share, diluted	6.60	6.71	2.19	5.36	4.86
Book value per share	67.04	69.27	65.49	70.32	66.04

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2022			2021
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$93.34	$80.22	$0.49	$93.26	$68.82	$0.47
2nd	84.09	72.49	0.49	91.63	76.13	0.47
3rd	86.57	72.26	0.50	83.12	62.60	0.49
4th	91.74	74.21	0.50	84.80	74.03	0.49

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

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to SouthState by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to SouthState in the form of cash dividends, loans or advances, as described under “Supervision and Regulation – Dividend Restrictions. Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2022, the Bank paid dividends to SouthState totaling $220.0 million. We used these funds and excess cash to pay our dividend to shareholders of $146.7 million, repurchase shares of our common stock on the open market totaling $110.2 million and redeem $13.0 million in subordinated debentures.

Stock Performance Graph

The following stock performance graph compares SouthState’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the KBW NASDAQ Regional Banking Index, an index that comprises performance of U.S. companies that do business as regional banks or thrifts. The stock performance graph assumes $100 was invested in our common stock and the above indexes on December 31, 2017. The cumulative total return on each investment assumed the reinvestment of dividends.

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
SouthState Corporation	$100.00	$69.96	$103.54	$88.90	$100.91	$98.50
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
KBW NASDAQ Regional Bank Index	$100.00	$82.50	$102.15	$93.25	$127.42	$118.59

Repurchases of Equity Securities

In January 2021, the Board of Directors of the Company approved the authorization of a 3,500,000 share Company stock repurchase plan (the “2021 Stock Repurchase Plan”). During 2021 and through December 31, 2022, we repurchased 3,129,979 shares under the 2021 Stock Repurchase Plan, at an average price of $81.97 per share (excluding cost of commissions) for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022.

On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Plan for a total authorization of 4,120,021 shares. On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. Shares of common stock under the 2022 Stock Repurchase Program may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any repurchases, target number of shares and prices or range of prices under the 2022 Stock Repurchase Program may be determined by us in our discretion and depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. In 2022, the Company did not repurchase any shares through the 2022 Stock Repurchase Program

The following table reflects our share repurchase activity during the fourth quarter of 2022:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	663	*	$82.99	—	4,120,021
November 1 ‑ November 30	33	*	84.10	—	4,120,021
December 1 ‑ December 31	125	*	83.66	—	4,120,021
Total	821			—	4,120,021

*     For the months ended October 31, 2022, November 30, 2022, and December 31, 2022, total includes 663 shares, 33 shares and 125 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares are not purchased under the 2022 Stock Repurchase Program to repurchase shares.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy and SouthState. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, those risks listed under “Summary of Risk Factors” starting on page 19 of this Report.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SouthState Corporation and its subsidiary’s results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, and the year ended December 31, 2021 as compared to the year ended December 31, 2020, and also analyzes our financial condition as of December 31, 2022 as compared to December 31, 2021. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams, a registered broker-dealer headquartered in Memphis, Tennessee, which it acquired on February 1, 2021 that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, and CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At December 31, 2022, we had $43.9 billion in assets and 5,029 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Atlanta, Georgia, Memphis, Tennessee, Walnut Creek, California, and Birmingham, Alabama. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The correspondent banking and capital markets division was expanded with the Bank’s acquisition of SouthState|Duncan-Williams.

We earned net income of $496.0 million, or $6.60 diluted earnings per share (“EPS”), during 2022 compared to net income of $475.5 million, or $6.71 diluted EPS, in 2021. Net income available to the common shareholders was up $20.5 million, or 4.3%, in 2022 compared to 2021. For further discussion of the Company’s results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, and the year ended December 31, 2021 as compared to the year ended December 31, 2020, see Results of Operations section of this MD&A starting on page 55.

At December 31, 2022, we had total assets of approximately $43.9 billion compared to approximately $41.8 billion at December 31, 2021. See the Financial Condition section of this MD&A starting on page 66 for a more detailed description of the change in our balance sheet.

Our asset quality results remained strong in December 31, 2022, net charge offs as a percentage of average loans increased slightly to 0.02% compared to 0.01% for the year ended December 31, 2021. The total nonperforming assets (“NPAs”) increased $26.0 million to $109.7 million at December 31, 2022 from $83.7 million at December 31, 2021. Acquired NPAs increased $2.6 million to $62.5 million at December 31, 2022 from $59.8 million at December 31, 2021. Acquired nonperforming loans increased $4.6 million and acquired OREO and other nonperforming assets decreased $2.0 million. Non-acquired NPAs increased $23.4 million to $47.3 million at December 31, 2022 from $23.9 million at December 31, 2021, which was related to an increase in non-acquired nonperforming loans of $23.7 million. Non-acquired OREO and other NPAs declined by $345,000 to $245,000 as of December 31, 2022 compared to $590,000 as of December 31, 2021. The total NPAs as a percentage of total assets increased 5 basis points to 0.25% at December 31, 2022 as compared to 0.20% at December 31, 2021.

Our efficiency ratio was 54.2% at December 31, 2022 compared to 65.5% at December 31, 2021. The improvement in our efficiency ratio was due to both the effects of a 2.0% decrease in noninterest expense and the 18.6% increase in the total of tax-equivalent (“TE”) net interest income and noninterest income. The Company’s net interest income has increased significantly in 2022 with the current rising rate environment.

We continue to remain well-capitalized with a total risk-based capital ratio of 13.0% and a Tier 1 leverage ratio of 8.7%, as of December 31, 2022, compared to 13.6% and 8.1%, respectively, at December 31, 2021. The total risk-based capital ratio decreased due to the additional risk-weighted assets acquired through the acquisition of Atlantic Capital in the first quarter of 2022, which on average, had a higher risk weighting, the reduction in cash and cash equivalents during the year, which are lower risk weighted assets, and due to the organic growth in loans during 2022, which have a higher risk weighting. The effects on our ratios from the increase in risk-weighted assets were partially offset by an increase in total risk-based capital due to net income recognized in 2022, the addition to the net equity of $657.8 million issued for the Atlantic Capital acquisition and the $75.0 million in subordinated debentures assumed from Atlantic Capital that qualify as Tier 2 risk-based capital. These increases in capital were partially offset by the $119.3 million of stock repurchases completed during 2022, including shares withheld for taxes pertaining to the vesting of equity awards, along with the dividend paid to shareholders of $146.5 million and the redemption of $13.0 million of subordinated debentures on June 30, 2022. The Tier 1 leverage ratios for both the Company and Bank increased compared to December 31, 2021, as the percentage increase in Tier 1 capital was greater than the percentage increase in average assets during 2022, due mainly to net income and equity issued in the Atlantic Capital acquisition. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities. For further discussion of the Company’s financial condition as of December 31, 2022 compared to December 31, 2021, see Financial Condition section of this MD&A starting on page 66.

Recent Events

Atlantic Capital Bancshares, Inc. Merger

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital in a stock transaction. Upon the terms and subject to the conditions set forth therein, Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. (“ACB”) merged with and into the Bank, the surviving bank in the bank merger.

Shareholders of Atlantic Capital received 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they owned. In total, the purchase price for Atlantic Capital was $657.8 million.

In the acquisition, the Company acquired $2.4 billion of loans, including Paycheck Protection Program (“PPP”) loans, at fair value, net of $54.3 million, or 2.24%, estimated discount to the outstanding principal balance, representing 10.0% of the Company’s total loans at December 31, 2021. Of the total loans acquired, management identified $137.9 million that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans. Additional details regarding the Atlantic Capital merger are discussed in Note 2 — Mergers and Acquisitions.

Branch Consolidation and Other Cost Initiatives

As a part of the ongoing evaluation of customer service delivery and efficiencies, the Company consolidated 32 branch locations in the third and fourth quarters of 2022.  The annual savings in 2023 of these closures, which primarily includes personnel, facilities, and equipment cost, is expected to be $12.0 million, and the impact in 2022 was approximately $3.5 million.  These consolidated locations were in Florida, South Carolina, Georgia, North Carolina and Virginia.

Capital Management

On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program, which was previously approved by the Board of Directors of the Company in April 2022, contingent upon receipt of such supervisory nonobjection. The aggregate number of shares of common stock the Company is authorized to repurchase totaled 4,120,021 million shares, which includes 370,021 shares remaining from the Company’s 2021 Stock Repurchase Plan. During 2022, the Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program. During the first quarter of 2022, before the approval of the 2022 Stock Repurchase Program, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan.

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

Allowance for Credit Losses or ACL

The ACL reflects management’s estimate of expected credit losses that will result from the inability of our borrowers to make required loan payments. Management used the systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5—Allowance for Credit Losses and “Provision for Credit Losses” in this MD&A.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2022 and 2021, the balance of goodwill was $1.9 billion and $1.6 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

We evaluated the carrying value of goodwill as of October 31, 2022, our annual test date, and determined that no impairment charge was necessary. Our stock price has historically traded above its book value. On December 31, 2022, our stock price closed at $76.36, which is above the book value of $67.04 and tangible book value of $40.09. The lowest trading price for our stock during 2022 was $72.26, which was above year-end book value and tangible book value. Based upon our internal valuation and analysis as of October 31, 2022, we determined that no impairment charge was necessary at this time. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, and Virginia and city of New York City. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at December 31, 2022 or 2021.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $20.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. This increase reflects an increase in interest income and a decrease in noninterest expense. Partially offsetting these positive effects on net income was an increase in provision for credit losses, a decrease in noninterest income, an increase in interest expense, and an increase in the provision for income taxes. Below are key highlights of our results of operations during 2022:

●	Consolidated net income available to common shareholders increased 4.3% to $496.0 million in 2022 compared to $475.5 million in 2021, and increased $375.4 million, or 311.2%, compared to $120.6 million in 2020.
o	Increased interest income of $312.2 million, resulting from a $187.5 million increase in interest income from loans and loans held for sale, a $84.6 million increase in interest income from investment securities, and a $40.1 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. These increases were mainly due to the increase in yields in all categories of interest-earning assets in the current rising rate environment as the Federal Reserve Bank has raised it federal funds rate 425 basis points in 2022. The increase in interest income is also due to the increase in the average balance of both loans, through organic loan growth and loans acquired through the Atlantic Capital acquisition, and investment securities, from the retained portion of the investment securities acquired from Atlantic Capital on March 1, 2022, along with the strategic decision to increase the investment securities portfolio in 2022;
o	Increased interest expense of $9.7 million, which resulted from a $3.8 million increase in interest expense from deposits, a $3.3 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, a $2.6 million increase in interest expense from corporate and subordinated debentures and other borrowings. These increases were primarily due to an increase in average costs in the current rising rate environment along with a $1.7 billion increase in the average balance of interest-bearing deposits, primarily due to the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022;
o	Decreased noninterest income of $45.0 million, which resulted primarily from a $46.8 million decline in mortgage banking income, a $31.3 million decrease in correspondent banking and capital markets income, and a $1.1 million decrease in other noninterest income. These decreases were offset by a $16.2 million increase in service charges on deposit accounts, a $6.4 million increase in debit, prepaid, ATM and merchant card related income, a $5.9 million increase in Bank Owned Life Insurance (“BOLI”) income, a $3.8 million increase in SBA income, and a $2.0 million increase in trust and investment services income (See Noninterest Income section on page 61 for further discussion);
o	Decreased noninterest expense of $18.7 million, which resulted primarily from a $36.4 million decrease in merger and branch consolidation related expense, extinguishment of debt cost of $11.7 million pertaining to the redemption of $38.5 million in trust preferred securities completed during the second quarter of 2021, and a $2.7 million decrease in occupancy expense. These decreases were partially offset by a $13.7 million increase in other noninterest expense, a $5.3 million increase in information services expense, a $5.1 million increase in FDIC assessment and other regulatory charges, a $4.7 million increase in professional fees, a $3.5 million increase in business development and staff related expense, and a $2.7 million increase in salaries and employee benefits expense (See Noninterest Expense section on page 64 for further discussion);
o	A $247.1 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $81.9 million in 2022 while recording a release of the allowance for credit losses of $165.3 million in 2021; and
o	Higher income tax provision of $8.6 million primarily due to the change in pretax book income between the two years. The Company recorded pretax book income of $633.4 million in 2022 compared to pretax book income of $604.3 million in 2021 The Company’s effective tax rate was 21.68% for the year ended December 31, 2022 compared to 21.30% for the year ended December 31, 2021.
●	Basic earnings per common share decreased 1.6% to $6.65 in 2022, from $6.76 in 2021 and increased 202.3% from $2.20 in 2020.
●	Diluted earnings per common share decreased 1.6% to $6.60 in 2022, from $6.71 in 2021, and increased 201.4% from $2.19 in 2020.
●	Return on average assets was 1.12% in 2022, a decrease compared to 1.19% in 2021 and an increase compared to 0.42% in 2020. The decrease in 2022 compared to 2021 was driven by the increase in total average assets of 11.6%, or $4.6 billion, to $44.5 billion in 2022 being greater than the increase in net income of 4.3%, or $20.5 million, to $496.0 million. The increase in average assets was mainly due to both increases in loans and investment securities through both the Atlantic Capital acquisition and organic growth. The increase in 2021 compared to 2020 was driven by the growth in net income of 294.2%, or $354.9 million, to $475.5 million being greater than the increase in total average assets of 38.5%, or $11.1 billion, to $39.8 billion in 2021, mainly related to the full year impact in 2021 from the merger with CenterState completed during the second quarter of 2020 along with the change in the provision for credit losses as the Company had a release of provision of $165.3 million in 2021 compared to provision of $236.0 million in 2020.
●	Return on average common shareholders’ equity decreased to 9.84% in 2022, compared to 10.01% in 2021, and an increase from 3.35% in 2020. The decrease in 2022 compared to 2021 was driven by the higher growth in average common shareholders’ equity of 6.1%, or $291.4 million 2021 compared to the growth in net income of 4.3%, or $20.5 million, to $496.0 million. The increase in 2021 compared to 2020 was driven by the greater growth in net income of 294.2%, or $354.9 million, to $475.5 million compared to an increase in average common shareholders’ equity of 31.7%, or $1.1 billion, in 2021. As mentioned above, the increase in net income in 2021 was mainly due to a full year’s impact from the merger with CenterState, along with the reversals of provision for credit losses in 2021 resulting from improved economic forecasts related to the COVID-19 pandemic.
●	Our dividend payout ratio was 29.54% for 2022 compared with 28.43% in 2021 and 81.45% in 2020. The increase in the dividend payout ratio in 2022 compared to 2021 was due to the increase in total dividends paid during 2022 of 8.3%, or $11.3 million being greater than the increase in net income available to common shareholders, which increased 4.3%. The decrease in the dividend payout ratio in 2021 compared to 2020 was due to the growth in net income available to common shareholders, which increased 294.2%, being greater than the increase in dividends paid of 37.7%, or $37.1 million.

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

In March of 2020, the Federal Reserve dropped the federal funds target rate 150 basis points to a range of 0.00% to 0.25% in reaction to the COVID-19 pandemic. During 2022, the Federal Reserve raised interest rates one time by 25 basis points, two times by 50 basis points, and four times by 75 basis points from a range of 0.00% to 0.25% to a range of 4.25% to 4.50%. As a result, the Company operated under an increasing rate environment for the majority of 2022.

2022 compared to 2021

Net interest income and net interest margin are highlighted for the year ended December 31, 2022, compared to 2021:

●	Both the non-tax equivalent and the tax equivalent net interest margin increased by 45 basis points in 2022 compared to 2021. While the yield on interest-earning assets increased 45 basis points, the cost of interest-bearing liabilities marginally increased 3 basis points. The increase in the net interest margin was primarily due to the rising rate environment in effect during 2022 as our interest-earning assets have repriced more quickly than our interest-bearing liabilities. The increase was also due to a change in asset mix as the lower yielding interest-bearing deposit and federal funds sold declined in 2022, while our higher yielding loan portfolio and investments increased.
o	Overall, our yield on interest-earning assets in 2022 increased 45 basis points from 2021, primarily due to higher yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 425 basis points starting late in first quarter of 2022. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $3.3 billion and the investment portfolio of $2.7 billion, along with the decline in the average balance of lower yielding interest-earning deposits and federal funds sold of $1.6 billion, affected the overall yield increase between the comparable periods.
o	The average cost of interest-bearing liabilities in 2022 compared to 2021 increased 3 basis points. This increase was driven by the effects from the rising rate environment on the repricing of variable rate products, including interest-bearing and savings deposits, federal funds purchased and trust preferred corporate debt. The cost of interest-bearing and savings deposits increased 5 basis points, while the cost of federal funds purchased increased 126 basis points and the cost of corporate and subordinated debentures increased 12 basis points. Overall, interest-bearing deposits have been slower to reprice in the rising rate environment.
●	Our net interest income increased by $302.5 million, or 29.3%, to $1.3 billion during 2022, compared to 2021, as interest income increased $312.2 million and interest expense only increased $9.7 million.

o	Our interest income increased by $312.2 million due to -
◾	Higher non-acquired loan interest income of $235.2 million due to a higher average balance of $5.0 billion, higher investment securities interest income of $84.6 million because of a higher average balance of $2.7 billion, and higher federal funds sold and repurchase agreements interest income of $40.1 million due to the rising rate environment in effect during the current year even though the average balance was lower by $1.6 billion.
◾	These increases in interest income were partially offset by lower interest income on acquired loans of $43.6 million due to a lower average balance of $1.6 billion resulting from paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. Interest income on loans held for sale also declined by $4.1 million due to a lower average balance of $177.9 million.
o	Our interest expense increased by of $9.7 million in 2022 compared to 2021 due to –
◾	Interest expense on interest-bearing deposits increasing $3.8 million because of a slight increase in the average cost of 1 basis point along with a $1.7 billion increase in the average balance, interest expense on federal funds purchased increasing $3.3 million because of an increase in the average cost of 126 basis points, and interest expense related to other borrowings increasing $2.6 million because of an increase in the average cost of 14 basis points.
●	Average interest-earning assets increased $4.3 billion, or 12.0%, to $39.9 billion in 2022 compared to 2021.
o	The increase in the average balance on non-acquired loan portfolio of $5.0 billion was due to organic growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio.
o	The decrease in the average balance on the acquired loan portfolio of $1.6 billion was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The increase in the average balance in investment securities of $2.7 billion was a result of the Bank using a portion of the excess funds to increase the size of its investment securities, along with the Bank’s strategy on replacing lower yielding securities with higher yielding securities as interest rates started to increase in the first quarter of 2022, in addition to retaining a portion of the investment securities acquired from Atlantic Capital on March 1, 2022. The excess liquidity was from the growth in deposits in 2021 and during the first half of 2022.
●	Average interest-bearing liabilities increased $1.6 billion, or 6.8%, to $24.8 billion in 2022 compared to 2021.
o	The average balance of interest-bearing deposits increased $1.7 billion, primarily due to the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022. The average balance of lower costing interest-bearing transaction accounts, money market accounts and savings accounts increased $2.4 billion, while the average balance of higher costing time deposits declined $631.7 million in 2022 compared to 2021.
o	The average balance of federal funds purchased decreased $204.2 million and repurchase agreements decreased $357,000.
o	The average balance of other borrowings increased by $42.3 million due to $78.4 million of subordinated debentures assumed from Atlantic Capital on March 1, 2022, partially offset by the redemption of $13.0 million of subordinated debentures in late June 2022.

2021 compared to 2020

Net interest income and net interest margin highlighted for the year ended December 31, 2021, compared to 2020:

●	Our net interest income increased by $206.7 million, or 25.0%, to $1.0 billion during 2021, compared to 2020, as interest income increased $174.8 million and interest expense declined $31.9 million.
o	Our interest income increased by $174.8 million due to -
◾	Higher non-acquired loan interest income of $115.1 million due to a higher average balance of $3.4 billion, higher investment securities interest income of $32.9 million because of higher average balances of $2.9 billion, acquired loan interest income increasing by $25.7 million because of higher average balances in acquired loans of $1.4 billion, and higher federal funds sold and repurchase agreements interest income of $2.5 million because of higher average balances of $2.6 billion.
◾	These increases in interest income were partially offset by lower interest income of $1.5 million on loans held for sale due to lower average balances of $54.3 million.
◾	The effects from the increases in the average balance of interest-earning assets have outweighed the effects of the declines in average yields in 2021.
o	Average interest-earning assets increased $10.2 billion, or 39.9%, to $35.6 billion in 2021, compared to 2020. The increase in the average balance on the non-acquired loan portfolio of $3.4 billion was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in the average balance on the acquired loan portfolio of $1.4 billion was due to the loans acquired from the merger with CenterState, which were outstanding for 207 days in 2020. Although the acquired loan portfolio increased from 2020, it has declined throughout 2021 due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The increase in the average balance of investment securities of $2.9 billion was a result of the Company’s decision to strategically increase the investment portfolio due to the excess liquidity from deposit growth.
o	Overall, our yield on interest-earning assets in 2021 declined 52 basis points from 2020, due to the falling interest rate environment resulting from the drops in the federal funds rate made by the Federal Reserve in March 2020. The yield on the non-acquired loan portfolio decreased 12 basis points, the acquired loan portfolio yield declined 41 basis points, the yield on investment securities dropped by 36 basis points, and on the yield on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits decreased by 3 basis points. The yield on loans held for sale remained flat. The yield on interest-earning assets also declined as the average balance of lower yielding federal funds sold, securities purchased under agreements to resell, interest-bearing deposits and investment securities increased as a percentage of total interest-earning assets from 22.8% to 31.6%.
o	Our interest expense declined by of $31.9 million in 2021 compared to 2020 due to –
◾	Interest expense on interest-bearing deposits declining $22.3 million because of a reduction in the average cost of 21 basis points, interest expense related to other borrowings declined $8.9 million because of a lower average balance of $662.6 million, and the interest expense on repurchase agreements declined $790,000 because of a decrease in the average cost of 27 basis points.
◾	The effects from the declines in average cost of interest-bearing liabilities have outweighed the effects of the increases in average balance in 2021.
o	Average interest-bearing liabilities increased $6.2 billion, or 36.1%, to $23.2 billion in 2021 compared to 2020 mainly due the interest-bearing liabilities assumed from CenterState, which were outstanding for 207 days in 2020. The average balance of interest-bearing deposits increased $6.5 billion, the average balance of federal funds purchased increased $259.7 million and repurchase agreements increased $65.1 million. The average balance on other borrowing decreased $662.6 million. Within other borrowings, the average balance on corporate and subordinated debentures increased $81.4 million as the Company assumed $271.5 million in borrowings in the merger with CenterState. The increase related to the merger was partially offset by the Company’s redemption of $63.5 million of subordinated debentures and trust preferred securities assumed from the CenterState merger in June 2021. The average balance of FHLB and FRB borrowings decreased $744.0 million due to the Company’s strategic decision to payoff $700.0 million of FHLB advances (along with the termination of interest rate hedges on these borrowings) in the fourth quarter of 2020.
o	The average cost of interest-bearing liabilities in 2021 compared to 2020 decreased 27 basis points. This decrease occurred in all categories of funding, except for other borrowings which increased 229 basis points in 2021. The primary cause for the lower cost on interest-bearing deposits of 21 basis points, federal funds purchased of 8 basis points and repurchase agreements of 27 basis points was the continued low interest rate environment. The cause for the increase in cost on other borrowings in 2021 is due to having a full year’s impact from the higher cost of subordinated debt assumed in the CenterState merger along with the effects of paying off the lower cost FHLB and FRB borrowings (along with the termination of the interest rate hedges on these borrowing) in the fourth quarter of 2020.

●	The non-tax equivalent net interest margin decreased by 35 basis points (34 basis point decline on a tax equivalent basis) in 2021 compared to 2020 due to the decline in the yield on interest earning assets of 52 basis points, which was only partially offset by a decrease in cost of interest-bearing liabilities of 27 basis points.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2022			2021			2020
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$19,094,680	$769,766	4.03%	$14,121,233	$534,565	3.79%	$10,728,150	$419,458	3.91%
Acquired loans, net	8,361,454	405,578	4.85%	9,997,279	449,153	4.49%	8,643,706	423,433	4.90%
Loans held for sale	64,684	2,682	4.15%	242,584	6,801	2.80%	296,914	8,308	2.80%
Investment securities(2):
Taxable	7,569,603	149,790	1.98%	5,208,857	76,850	1.48%	2,588,208	47,420	1.83%
Tax‑exempt	874,255	22,361	2.56%	569,676	10,715	1.88%	322,947	7,212	2.23%
Federal funds sold and securities purchased under agreements to resell and time deposits	3,917,233	46,848	1.20%	5,481,018	6,720	0.12%	2,880,699	4,198	0.15%
Total interest‑earning assets	39,881,909	1,397,025	3.50%	35,620,647	1,084,804	3.05%	25,460,624	910,029	3.57%
Noninterest‑earning assets:
Cash and due from banks	550,733			495,910			312,832
Other assets	4,361,927			4,112,373			3,287,870
Allowance for loan losses	(314,094)			(381,244)			(299,814)
Total noninterest‑earning assets	4,598,566			4,227,039			3,300,888
Total assets	$44,480,475			$39,847,686			$28,761,512
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$17,515,277	$27,408	0.16%	$15,639,103	$15,240	0.10%	$10,473,213	$27,306	0.26%
Savings deposits	3,529,142	1,781	0.05%	3,043,977	1,262	0.04%	2,064,183	2,074	0.10%
Certificates and other time deposits	2,673,000	7,795	0.29%	3,304,673	16,680	0.50%	2,953,735	26,062	0.88%
Federal funds purchased	278,251	3,744	1.35%	482,471	411	0.09%	222,742	382	0.17%
Securities sold with agreements to repurchase	395,141	759	0.19%	395,498	778	0.20%	330,368	1,568	0.47%
Other borrowings	397,113	19,867	5.00%	354,799	17,258	4.86%	1,017,435	26,172	2.57%
Total interest‑bearing liabilities	24,787,924	61,354	0.25%	23,220,521	51,629	0.22%	17,061,676	83,564	0.49%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	13,481,876			11,026,104			7,148,289
Other liabilities	1,170,394			852,135			946,131
Total noninterest‑bearing liabilities	14,652,270			11,878,239			8,094,420
Shareholders’ equity	5,040,281			4,748,926			3,605,416
Total noninterest‑bearing liabilities and shareholders’ equity	19,692,551			16,627,165			11,699,836
Total liabilities and shareholders’ equity	$44,480,475			$39,847,686			$28,761,512
Net interest spread			3.25%			2.83%			3.08%
Net interest income and margin (non‑taxable equivalent)		$1,335,671	3.35%		$1,033,175	2.90%		$826,465	3.25%
TEFRA (included in net interest margin, tax equivalent)		8,876			5,921			4,592
Net interest income and margin (taxable equivalent)		$1,344,547	3.37%		$1,039,096	2.92%		$831,057	3.26%
Total Deposit Cost (without other borrowings)			0.10%			0.10%			0.24%
Overall Cost of Funds (including interest-bearing deposits)			0.16%			0.15%			0.35%
(1)	Nonaccrual loans are included in the above analysis.
(2)	Investment securities (taxable and tax-exempt) include trading securities.

Table 2—Volume and Rate Variance Analysis

	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$188,272	$46,929	$235,201	$132,666	$(17,559)	$115,107
Acquired loans	(73,494)	29,919	(43,575)	66,308	(40,588)	25,720
Loans held for sale	(4,988)	869	(4,119)	(1,520)	13	(1,507)
Investment securities:
Taxable	34,830	38,110	72,940	48,014	(18,584)	29,430
Tax exempt(3)	5,729	5,917	11,646	5,510	(2,007)	3,503
Federal funds sold and securities purchased under agreements to resell and time deposits	(1,917)	42,045	40,128	3,789	(1,267)	2,522
Total interest income	148,432	163,789	312,221	254,767	(79,992)	174,775
Interest expense on:
Deposits
Transaction and money market accounts	1,828	10,340	12,168	13,469	(25,535)	(12,066)
Savings deposits	201	318	519	984	(1,796)	(812)
Certificates and other time deposits	(3,188)	(5,697)	(8,885)	3,096	(12,478)	(9,382)
Federal funds purchased	(174)	3,507	3,333	445	(416)	29
Securities sold under agreements to repurchase	(1)	(18)	(19)	309	(1,099)	(790)
Other borrowings	2,058	551	2,609	(17,045)	8,131	(8,914)
Total interest expense	724	9,001	9,725	1,258	(33,193)	(31,935)
Net interest income	$147,708	$154,788	$302,496	$253,509	$(46,799)	$206,710
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2022, 2021, and 2020, noninterest income comprised 18.8%, 25.5%, and 27.4%, respectively, of total net interest income and noninterest income. Beginning in 2020 with the adoption of CECL, recoveries on acquired loans are no longer recorded through the income statement but are recorded through the allowance for credit losses on the balance sheet.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Service charges on deposit accounts	$82,165	$65,973	$55,669
Debit, prepaid, ATM and merchant card related income	46,063	39,668	28,650
Mortgage banking income	17,790	64,599	106,202
Trust and investment services income	39,019	36,981	29,437
Correspondent banking and capital market income	78,755	110,048	64,743
Securities gains, net	30	102	50
SBA income	15,636	11,865	5,721
Bank owned life insurance income	24,311	18,410	11,379
Other	5,478	6,606	9,289
Total noninterest income	$309,247	$354,252	$311,140

2022 compared to 2021

Our noninterest income decreased 12.7% for the year ended December 31, 2022 compared to 2021. This change in total noninterest income resulted from the following:

●	Mortgage banking income decreased by $46.8 million, or 72.5%, which was comprised of $45.5 million, or 75.5%, decrease from mortgage income in the secondary market and a $1.3 million, or 30.1%, decrease from mortgage servicing related income, net of the hedge. Starting in the second quarter of 2021, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate year to year.
o	During 2022, mortgage income from the secondary market comprised of a $4.8 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $50.4 million decrease in the net gain on sale of mortgage loans due to overall lower mortgage production in 2022, along with the lower allocation of mortgage production going to the secondary market. Mortgage commission expense was $12.8 million during 2022 compared to $27.2 million during 2021.
o	The decrease in mortgage servicing related income, net of the hedge during 2022 was due to a $3.4 million decrease in the change in fair value of the MSR including decay, which was partially offset by a $2.1 million increase from servicing fee income. The decrease in the change in fair value of the MSR was primarily due to an increase in losses on the MSR hedge of $13.3 million, offset by an increase in the change in fair value from interest rates of $5.0 million and a $5.0 million decline in MSR decay as interest rates have increased since 2021. The increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Correspondent banking and capital markets income for 2022 decreased by $31.3 million, or 28.4%, from 2021. The decline was due to lower commissions and fees earned on fixed income security sales during 2022 as the volume in sales declined from 2021 and due to expense attributable to the variation margin payments for the centrally cleared swaps. During 2022, the Company determined the variation margin payments for its interest rate swaps centrally cleared through London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”) met the legal characteristics of daily settlements of the derivatives rather than collateral. The expense or income attributable to the variation margin payments for the centrally cleared swaps is now reported in noninterest income, specifically within Correspondent and Capital Markets Income, as opposed to interest income or interest expense. We recorded expense of $14.0 million related to variation margin payments in 2022 compared to income of $43,000 in 2021. The increase in expense in 2022 was due to the rise in interest rates which caused a decline in value in our centrally cleared interest rate swaps with LCH and CME. Refer to Note 1—Summary of Significant Accounting Policies, sections titled “Derivative Financial Instruments” and “Reclassifications” for a detailed discussion.
●	Service charges on deposit accounts were higher in 2022 by $16.2 million, or 24.5%, compared to 2021. During the third quarter of 2022, the Company modified its consumer overdraft program to eliminate Non-Sufficient Funds (“NSF”) fees as well as transfer fees to cover overdrafts. We also started offering a deposit product with no overdraft fees. However, mainly due to the increase in numbers of customers and activity through the Atlantic Capital merger completed during the first quarter of 2022, service charge account maintenance fees increased $9.8 million, NSF and Automated Overdraft Privilege (“AOP”) charges increased $4.1 million, and commissions from sales of checks increased $1.7 million.
●	Debit, prepaid, ATM and merchant card related income was higher by $6.4 million, or 16.1%, in 2022 compared to 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card income, credit card sales incentive, and merchant card income resulting from the increase in activity related to the acquisition of Atlantic Capital completed in the first quarter of 2022. Debit card income (net of debit card expenses), credit card sales incentive, and merchant card related income increased by $4.1 million, $1.7 million, and by $533,000, respectively.
●	Bank owned life insurance income increased $5.9 million, or 32.1%, in 2022 compared to 2021. This increase was due to the purchase of $86.0 million of new policies since March 2022 and the addition of $74.6 million in bank owned life insurance through the acquisition of Atlantic Capital completed in the first quarter of 2022, along with an increase in income from the payout of bank owned life insurance policies of $1.1 million in 2022 compared to 2021.
●	SBA income, including the impact from the change to fair value accounting during 2022, increased by $3.8 million, or 31.8% compared to 2021. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase is mainly attributable to additional business resulting from the acquisition of Atlantic Capital.
●	Trust and investment services income increased $2.0 million, or 5.5%, in 2022 compared to 2021. The increase was primarily due to an increase in fees earnings as the assets under management increased $53.9 million, or 0.8%, and increases in numbers of accounts and relationships under management from December 31, 2021 to December 31, 2022.

2021 compared to 2020

Our noninterest income increased 13.9% for the year ended December 31, 2021 compared to 2020. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2021 by $10.3 million, or 18.5%, compared to 2020, due primarily to the increase in customers and activity in 2021 through the merger with CenterState completed during the second quarter of 2020. Year-to-date 2020 only included CenterState activity from June 8, 2020 through December 31, 2020. The increase in service charges on deposit accounts was mainly driven by an increase in service charge maintenance fees on checking and savings accounts, in net NSF and overdraft protection fee income, in fees related to wire transfers and in commissions from sales of checks.
●	Debit, prepaid, ATM and merchant card related income was higher by $11.0 million, or 38.5%, in 2021 compared to 2020. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card, credit card sales incentive, and ATM and merchant card income due to the increase in activity related to the merger with CenterState completed in the second quarter of 2020. Year-to-date 2020 only included CenterState activity from June 8, 2020 through December 31, 2020.
●	Mortgage banking income decreased by $41.6 million, or 39.2%, which was comprised of $42.2 million, or 41.2%, decrease from mortgage income in the secondary market, partially offset by a $578,000, or 15.5%, increase from mortgage servicing related income, net of the hedge. During 2021, mortgage income from the secondary market comprised of a $8.9 million decline in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $33.3 million decrease in the net gain on sale of mortgage loans. Net gains on the sale of mortgage loans was $75.1 million in 2021, which is net of the commission expense related to mortgage production of $27.2 million. During the second quarter of 2021, the Company began allocating a lower percentage of its mortgage production and pipeline to the secondary market compared to 2020, which resulted in lower mortgage income from the secondary market. This change was mainly due to the increase in liquidity held at the Bank along with the reduction in the gain on sale margin in 2021 compared to 2020. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The increase in mortgage servicing related income, net of the hedge during 2021 was due to a $4.4 million increase from servicing fee income, which was partially offset by a $3.8 million decrease in the change in fair value of the MSR including decay. The decrease in fair value of the MSR is due to an increase in MSR decay of $6.1 million and losses on the MSR hedge of $15.1 million, partially offset by an increase in the change in fair value from interest rates of $17.4 million compared to the 2020. The increase in the servicing fee income is due to the increase in size of the servicing portfolio during 2021.
●	Trust and investment services income increased $7.5 million, or 25.6%, in 2021 compared to 2020. The increase in business through the merger with CenterState, which was completed in the second quarter of 2020, resulted in the increase in income. Also, assets under management have increased $902.0 million or 17.4% from December 31, 2020 to December 31, 2021.
●	Correspondent banking and capital markets income for 2021 increased by $45.3 million from 2020. Year-to-date 2020 only included CenterState correspondent banking activity from June 8, 2020 through December 31, 2020. Also, the acquisition of SouthState|Duncan-Williams on February 1, 2021 contributed to the increase in correspondent banking and capital markets income during 2021. The income from this business includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.
●	Bank owned life insurance income increased $7.0 million, or 61.8%, in 2021 compared to 2020. This increase was due to an increase in the cash surrender value of $8.0 million which resulted from the $333.1 million of bank owned life insurance acquired in the merger with CenterState during the second quarter of 2020, along with the purchase of $205.6 million of policies in April 2021. This increase was partially offset by a $1.0 million decline in income resulting from the payout of insurance policies.
●	SBA income increased by $6.1 million, or 107.4% compared to 2020. This increase was due to increases in SBA loan servicing fees and gains on sale of SBA loans which was mainly attributable to having a full year of activity from the CenterState merger in 2021 compared to a partial year in 2020.

●	Other income decreased by $2.7 million or 28.9% in 2021 compared to 2020. This decrease was mainly due to recording a one-time adjustment of $3.6 million in income in 2020 related to the credit valuation adjustment on the Company’s back-to-back interest rate swaps. This decrease was partially offset by an increase in Small Business Investment Company (“SBIC”) investment income of $2.1 million during 2021 as the Company increased its SBIC investment portfolio during 2020 and 2021.

Noninterest expense represents the largest expense category for our company. During 2022 and 2021, we continued to emphasize careful controls around our noninterest expense. With that, our expenses in 2022 decreased $18.7 million or 2.0% from 2021. Noninterest expense increased $150.8 million or 18.9% in 2021 from 2020, which was mainly attributable to having a full year of activity from the CenterState merger in 2021 compared to a partial year in 2020.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Salaries and employee benefits	$554,704	$552,030	$416,599
Occupancy expense	89,501	92,225	75,587
Information services expense	79,701	74,417	59,843
OREO expense and loan related expense	369	2,029	3,568
Amortization of intangibles	33,205	35,192	26,992
Business development and staff related expense	19,015	14,571	8,721
Supplies and printing	2,871	3,246	3,636
Postage expense	6,750	6,413	5,043
Professional fees	15,331	10,629	14,033
FDIC assessment and other regulatory charges	23,033	17,982	10,713
Advertising and marketing	8,888	7,959	4,092
Merger and branch consolidation related expense	30,888	67,242	85,906
Extinguishment of debt cost	—	11,706	—
Swap termination expense	—	—	38,787
Other	65,445	52,780	44,124
Total noninterest expense	$929,701	$948,421	$797,644

2022 compared to 2021

Noninterest expense decreased $18.7 million, or 2.0% for the year ended December 31, 2022 compared to 2021. The change in total noninterest expense resulted from the following:

●	Merger and branch consolidation related expense decreased $36.4 million, or 54.1% in 2022 compared to 2021. The expense in 2022 consists mainly of costs associated with branch consolidations and the merger related costs pertaining to the Atlantic Capital acquisition. The expense in 2021 mainly consisted of costs related to the merger with CenterState. Merger and branch consolidation expense of $18.5 million in 2022 and $1.7 million in 2021 was related primarily to the merger with Atlantic Capital while $64.4 million in merger and branch consolidation expense was related to the merger with CenterState in 2021.
●	The Company had extinguishment of debt cost of $11.7 million in 2021. This cost was from the write-off of the unamortized fair market value adjustment recorded on the trust preferred securities assumed in the CenterState merger. All of the trust preferred securities assumed in the CenterState merger were redeemed in June 2021.
●	Occupancy expense decreased $2.7 million, or 3.0%. The decrease was related to the cost savings associated with Atlantic Capital and branch consolidations that occurred during 2022. The number of branches declined in 2022 to 251 from 281 at the end of 2021.
●	Other noninterest expense increased by $12.7 million, or 24.0%. This increase was mainly due to a general increase in expenses due to the merger with Atlantic Capital, an increase in fraud, digital banking and miscellaneous operational charge-off related expenses of $6.5 million, expense related to the settlement of lawsuits of $2.6 million, increases in donations of $1.5 million, increases in tax penalties of $1.3 million, and increases in incurred but not reported insurance loss reserves of $1.1 million.
●	Information services expense increased $5.3 million, or 7.1%. The increase was due to additional cost associated with systems added through our acquisition of Atlantic Capital, along with the cost of the Company updating systems as it grows in size and complexity.
●	FDIC assessment and other regulatory charges increased $5.1 million, or 28.1%. This increase was due to an increase in FDIC assessments and other regulatory charges. The FDIC assessment increased $4.3 million and OCC examination fee increased $761,000 as the Company continues to grow in size and complexity.
●	Professional fees increased $4.7 million, or 44.2%, in 2022 compared to 2021. This increase was primarily due to increases in non-loan legal, advisory and consulting related fees.
●	Business development and staff related expense increased $4.4 million, or 30.5%, due mainly to the increase in employees resulting from the merger with Atlantic Capital and additional employee travel and entertainment as the COVID-19 pandemic receded.
●	Salary and employee benefits increased by $2.7 million, or 0.5%, primarily due to the addition of Atlantic Capital employees during the year, annual salary increases, and higher 2022 incentive costs. This increase was partially offset by a $7.3 million decline in commission expense and higher deferred loan costs due to increased loan production volumes and the late 2021 update of the Company’s standard loan costs. During 2022, we recorded a total of $383.6 million in salary expense and $(88.2) million in net deferred loan costs, compared to $366.2 million and $(46.5) million, respectively, during 2021. During 2022, we recorded a total of $35.5 million in commission expense and $96.8 million in incentive expense, compared to $42.8 million and $71.8 million, respectively, during 2021.

2021 compared to 2020

Noninterest expense increased $150.8 million, or 18.9% for the year ended December 31, 2021 compared to 2020. This increase was mainly due to 2021 having a full year’s effect from the merger with CenterState while 2020 was only partially affected from the merger date of June 7, 2020. The change in total noninterest expense resulted from the following:

●	Salary and employee benefits increased by $135.4 million, or 32.5%, as all categories of salaries and benefits expense increased due to the merger with CenterState. Salaries increased $66.9 million, benefits increased $11.4 million, commissions increased $32.5 million, and incentives increased $24.6 million. With the merger with CenterState in June 2020, the Company added approximately 2,800 employees, almost doubling its total employees.
●	In the fourth quarter of 2020, the company terminated three cash flow hedges (SWAPs) given the current low interest rate environment and expectation of low interest rates in the foreseeable future resulting in a termination cost of $38.8 million.
●	Merger and branch consolidation related expense decreased $18.7 million, or 21.7% in 2021 compared to 2020. Merger and branch consolidation expense of $64.4 million in 2021 and $83.0 million in 2020 was related primarily to the merger with CenterState.
●	The Company had extinguishment of debt cost of $11.7 million in 2021. This cost was from the write-off of the fair market value adjustment recorded on the trust preferred securities assumed in the CenterState merger. All of the trust preferred securities assumed in the CenterState merger were redeemed in June 2021.
●	Information services expense and occupancy expense increased $14.6 million, or 24.4% and $16.6 million, or 22.0%, respectively. These increases were related to the additional cost associated with facilities, employees and systems added through our merger with CenterState as our number of branches increased by 129 during 2020 to 285 at December 31, 2020. The number of branches declined slightly in 2021 to 281.
●	Amortization of intangibles increased $8.2 million, or 30.4%. This increase was due to the merger with CenterState, which resulted in the Company recording a core deposit intangible asset of $125.9 million and a correspondent banking customer intangible asset of $10.0 million in June of 2020.
●	FDIC assessment and other regulatory charges increased $7.3 million, or 67.9%. This increase was due to an increase in FDIC assessments and OCC examination fees resulting from the merger with CenterState and the growth since the merger, in addition to new regulatory charges attributable to SouthState|Duncan-Williams.
●	Business development and staff related expense increased $5.9 million, or 67.1% due mainly to the merger with

CenterState with the increase in employees. The increase was also due to limited expense in 2020 attributable to the initial impact from the COVID-19 pandemic before vaccines were available.
●	Other noninterest expense increased by $8.7 million, or 19.6%. This increase was mainly due to a general increase in expenses due to the merger with CenterState including loan expenses, insurance expense, donations, various operational reserves, and operating charge-offs. There was also an increase of $2.8 million in cost associated with the Association Banking Prime Earnings Credit Program in 2021 from 2020.

Income Tax Expense

Our effective tax rate slightly increased to 21.68% at December 31, 2022 compared to 21.30% for the year-ended December 31, 2021.  The increase was mainly due to increase in non-deductible executive compensation, an increase in non-deductible FDIC premiums, and additional expense related to return to provision items recorded during 2022. The increase was partially offset by an increase in tax-exempt income and an increase in the cash surrender value of BOLI policies held, and an increase in federal tax credits available in 2022 compared to 2021. For additional information refer to Note 12—income Taxes in the consolidated financial statements.

Financial Condition

Overview

At December 31, 2022, we had total assets of approximately $43.9 billion, consisting principally of $22.8 billion in non-acquired loans, $5.9 billion in acquired non-credit deteriorated loans, $1.4 billion in acquired credit deteriorated loans, net of $356.4 million allowance for credit losses, $8.2 billion in investment securities, $1.3 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2022 totaled $38.8 billion, consisting principally of deposits of $36.4 billion ($13.2 billion in noninterest-bearing and $23.2 billion in interest-bearing), $1.0 billion derivative liabilities and short-term and long-term borrowings of $948.7 million. At December 31, 2022, our shareholders’ equity was $5.1 billion.

At December 31, 2021, we had total assets of approximately $41.8 billion, consisting principally of $16.1 billion in non-acquired loans, $5.9 billion in acquired non-credit impaired loans, $2.0 billion in acquired credit impaired loans, net of $301.8 million allowance for credit losses, $7.2 billion in investment securities, $6.7 billion in cash and cash equivalents and $1.6 billion in goodwill. Our liabilities at December 31, 2021 totaled $37.0 billion, consisting principally of deposits of $35.1 billion ($11.5 billion in noninterest-bearing and $23.6 in interest-bearing) and short-term and long-term borrowings of $1.1 billion. At December 31, 2021, our shareholders’ equity was $4.8 billion.

Book value per common share was $67.04 at the end of 2022, a decrease from $69.27 at the end of 2021. Book value per common share decreased in 2022 as common shares outstanding increased by 9.2% while shareholder equity increased by 5.7%. The primary reason for the increase in common shares outstanding of 6.4 million was due to 7.3 million shares issued for the Atlantic Capital merger, offset by the Company repurchasing 1.3 million shares on the open market in 2022. The primary reasons for an increase in shareholder’s equity of $272.0 million during 2022 were due to net income of $496.0 million and $659.8 million in common stock issued for the Atlantic Capital acquisition. These increases were partially offset by declines in equity resulting from a $655.9 million reduction in AOCI related to unrealized losses on available for sale securities and post-retirement benefit plans, $146.5 million in dividends paid to shareholders, and $110.2 million in common stock repurchased in the open market.

Our common equity to assets ratio slightly increased to 11.6% in 2022, compared with 11.5% in 2021. The increase in 2022, compared to 2021, was the result of the percentage increase in shareholders’ equity of 5.7% being greater than the percentage increase in total assets of 5.0%.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and the Bank’s subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $31.3 million and $77.7 million, respectively, at December 31, 2022 and 2021.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income through the deployment of excess funds, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements and derivative exposure. At December 31, 2022 and 2021, investment securities totaled $8.2 billion and $7.2 billion, respectively. For the year ended December 31, 2022, average investment securities were $8.4 billion, or 21.2% of average earning assets, compared with $5.8 billion, or 16.2% of average earning assets for the year ended December 31, 2021. The expected average life of the investment portfolio at December 31, 2022 was approximately 7.96 years, compared with 6.27 years at December 31, 2021. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which considers liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past two years:

Table 5—Values of Investment Securities

	December 31,
(Dollars in thousands)	2022	2021
Held to Maturity (amortized cost):
U.S. Government agencies	$197,262	$112,913
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	1,120,104
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	174,178
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	350,116
Small Business Administration loan-backed securities	57,087	62,590
Total held to maturity	$2,683,241	$1,819,901
Available for Sale (fair value):
U.S. Treasuries	265,638	—
U.S. Government agencies	219,088	97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	1,207,241
State and municipal obligations	1,064,852	812,689
Small Business Administration loan-backed securities	444,810	500,663
Corporate securities	32,638	18,734
Total available for sale	5,326,822	5,193,478
Total other investments	179,717	160,568
Total investment securities	$8,189,780	$7,173,947

During 2022, our total investment securities increased $1.0 billion, or 14.2%, from December 31, 2021. The Atlantic Capital acquisition added $691.7 million of investment securities available for sale to our portfolio. We immediately sold $414.4 million in securities, after principal paydowns, and retained $273.7 million in our portfolio. The Atlantic Capital securities retained were mostly state and municipal obligations. During 2022, we purchased $2.5 billion of securities, $1.1 billion classified as held to maturity, $1.4 billion classified as available for sale and $20.4 million classified as other investments. These purchases were partially offset by maturities, paydowns, sales and calls of investment securities totaling $1.3 billion. Net amortization of premiums were $27.3 million for the year ended December 31, 2022.

At December 31, 2022, the unrealized net loss of the available for sale investment securities portfolio was $889.3 million, or 14.3%, below its amortized cost basis. Comparable valuations at December 31, 2021 reflected an unrealized net loss of the available for sale investment portfolio of $27.8 million, or 0.5%, below its amortized cost basis. The decrease in fair value in the available for sale investment portfolio at December 31, 2022 compared to December 31, 2021 was mainly due to an increase in both short term and long term interest rates during 2022. At December 31, 2022, the unrealized net loss of the held to maturity investment securities portfolio was $433.1 million, or 16.1%, below its amortized cost basis. At December 31, 2021, the unrealized net loss of the held to maturity investment securities portfolio was $41.8 million, or 2.3%, below its amortized cost basis.

Table 6—Credit Ratings of Investment Securities

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA - A	Not Rated
December 31, 2022
U.S. Treasuries	$272,416	$265,638	$(6,778)	$272,416	$—
U.S. Government agencies	443,234	386,563	(56,671)	443,234	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,588,051	3,034,906	(553,145)	96	3,587,955
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,182,997	1,006,041	(176,956)	—	1,182,997
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,559,286	1,296,680	(262,606)	17,000	1,542,286
State and municipal obligations	1,269,525	1,064,852	(204,673)	1,269,470	55
Small Business Administration loan-backed securities	548,290	489,672	(58,618)	548,290	—
Corporate securities	35,583	32,638	(2,945)	—	35,583
	$8,899,382	$7,576,990	$(1,322,392)	$2,550,506	$6,348,876
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

Held to maturity

As described above, the Company elected to classify some of its securities purchased during 2022 and 2021 as held to maturity. These are securities that the Company does not intend to sell and expects to hold to maturity. The securities consist of $197.3 million of agency securities, $2.4 billion of residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and $57.1 million of Small Business Administration loan-backed securities. The following are highlights of our held to maturity portfolio:

●	Total held to maturity portfolio totaled $2.7 billion
●	The balance of securities held to maturity represented 6.1% of total assets at December 31, 2022.
●	We purchased $1.1 billion of held to maturity investment securities in 2022, partially offset by maturities, calls and paydowns totaling $230.0 million in 2022.

Available for sale

Securities available for sale consist of debentures of government sponsored entities, state and municipal bonds, residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises, Small Business Administration loan-backed securities and corporate securities. At December 31, 2022, investment securities with a fair value and amortized cost of $5.3 billion and $6.2 billion, respectively, were classified as available for sale. The adjustment for net unrealized losses of $889.3 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Loss. The following are highlights of our available for sale securities:

●	Total securities available for sale increased $133.3 million, or 2.6%, from the balance at December 31, 2021. The unrealized gain/loss position on the investment portfolio decreased $861.5 million and net amortization of premiums was $21.0 million during 2022. We purchased $1.4 billion of available for sale investment securities in 2022, partially offset by maturities, calls and paydowns totaling $575.9 million and sales totaling $482.0 million in 2022. The sales in 2022 were mainly related to restructuring our portfolio to fit our investment strategy and risk profile.
●	The balance of securities available for sale represented 12.1% of total assets at December 31, 2022 and 12.4% of total assets at December 31, 2021.
●	Interest income earned on all investment securities in 2022 was $172.2 million, an increase of $84.6 million, or 96.6%, from $87.6 million in 2021. The increase was due to a $2.7 billion increase in average balances and an increase in the yield on investment securities. The yield on investment securities increased 52 basis points during 2022, to 2.0%. In 2022, we deployed a portion of our on balance sheet liquidity into our investment portfolio as market interest rates increased. Therefore, the 2022 purchases had higher yields compared to the existing portfolio resulting in an increase in the overall yield of our investment portfolio.

At December 31, 2022, we had 1,311 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.3 billion. See Note 3—Investment Securities in the consolidated financial statements for additional information. The increase in the number of securities in a loss position and the relative percentage of loss to portfolio size was primarily due to an increase in short-term and long-term interest rates during 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2022 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary.

Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. Changes in the above considerations may affect our intent in the future. See Note 1—Summary of Significant Account Policies for further discussion.

Other Investments

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2022, we determined that there was no impairment on our other investment securities. As of December 31, 2022, other investment securities represented approximately $179.7 million, or 0.41% of total assets and primarily consisted of FRB and FHLB stock which totals $150.3 million and $15.1 million, respectively. There were no gains or losses on the sales of these securities during 2022 or 2021.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(12)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies (1)	$—	—%	$64,365	2.11%	$82,908	1.74%	$49,989	1.73%	$197,262	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	—	—	—	—	226,335	1.99	1,365,311	1.81	1,591,646	1.84
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	—	—	—	—	474,660	2.49	474,660	2.49
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	—	—	36,747	0.94	61,186	1.09	264,653	1.62	362,586	1.46
Small Business Administration loan-backed securities (7)	—	—	—	—	—	—	57,087	1.25	57,087	1.25
Total held to maturity	$—	—%	$101,112	1.69%	$370,429	1.78%	$2,211,700	1.92%	$2,683,241	1.89%
Available for Sale (fair value)
U.S. Government treasuries (9)	$194,531	1.70%	$71,107	1.86%	$—	—%	$—	—%	$265,638	1.74%
U.S. Government agencies (1)	—	—	122,339	2.63	96,749	1.68	—	—	219,088	2.21
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	196	—	2,741	2.27	141,519	2.09	1,553,897	1.96	1,698,353	1.97
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	11,504	2.53	15,462	2.34	574,079	2.17	601,045	2.18
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	4	4.52	88,120	2.29	449,870	1.89	462,404	1.78	1,000,398	1.87
State and municipal obligations (5)(6)	3,765	3.09	50,193	3.35	112,939	3.01	897,955	2.71	1,064,852	2.77
Small Business Administration loan-backed securities (7)	3,204	—	18,183	2.41	154,815	2.97	268,608	2.11	444,810	2.40
Corporate securities (8)	—	—	4,987	7.93	26,822	3.98	829	4.50	32,638	4.60
Total available for sale	$201,700	1.70%	$369,174	2.51%	$998,177	2.25%	$3,757,771	2.16%	$5,326,822	2.19%
Total other investments (10)	$—	—%	$—	—%	$—	—%	$179,717	3.47%	$179,717	3.47%
Total investment securities (11)	$201,700	1.70%	$470,286	2.33%	$1,368,606	2.13%	$6,149,188	2.11%	$8,189,780	2.12%
Percent of total	2%		6%		17%		75%
Cumulative percent of total	2%		8%		25%		100%
(1)	The expected average life for U.S. Government agencies is 5.51 years; 6.67 years for held to maturity and 4.59 years for available for sale.
(2)	The expected average life for residential mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 7.44 years; 7.57 years for held to maturity and 7.35 years for available for sale.
(3)	The expected average life for residential collateralized mortgage-obligations securities issued by U.S. government agencies or sponsored enterprises is 7.62 years; 8.46 years for held to maturity and 7.06 years for available for sale.
(4)	The expected average life for commercial mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 6.37 years; 5.99 years for held to maturity and 6.49 years for available for sale.
(5)	Yields on tax-exempt income have been presented on a taxable-equivalent basis in the above table.
(6)	The expected average life for state and municipal obligations is 14.82 years.
(7)	The expected average life for Small Business Administration loan-backed securities is 6.18 years; 7.87 years for held to maturity and 5.99 years for available for sale.
(8)	The expected average life for corporate securities is 6.80 years.
(9)	The expected average life for US Treasuries is 0.89 years.
(10)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(11)	The expected average life for the total investment securities portfolio is 7.96 years (not including FRB, FHLB and corporate stock with no maturity date).
(12)	The total values presented in the table above represent the total fair value of available for sale securities and amortized cost for held to maturity.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2022, total loans, excluding held for sale loans, were $30.2 billion, which was an overall increase of $6.2 billion, or 26.1%, from the balance at the end of 2021. Non-acquired loan growth was $6.8 billion, or 42.1% for 2022, driven by growth in all categories, with the exception of other loans. The loan growth was made up of a 58.4% increase in consumer real estate loans, a 43.9% increase in non-owner occupied real estate loans (including construction and land development loans), a 19.0% increase in commercial owner occupied real estate loans, a 41.7% increase in commercial and industrial loans, a 39.1% increase in other income producing property and a 55.4% increase in consumer non real estate loans. Total acquired loans decreased by $504.6 million, or 6.4%, from the balance at the end of 2021. The decrease in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories, along with renewals of acquired loans that were moved to our non-acquired loan portfolio, offset by the addition of $2.4 billion from the merger with Atlantic Capital during the period.

Average total loans outstanding during 2022 were $27.5 billion, $3.3 billion, or 13.8%, over the 2021 average of $24.1 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 8—Distribution of Loans by Type

	December 31,
(Dollars in thousands)	2022	2021
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner occupied real estate(1)	$2,250,428	$2,229,401
Consumer real estate(2)	902,271	1,138,903
Commercial owner occupied real estate	1,332,942	1,325,412
Commercial and industrial	1,128,280	770,133
Other income producing property	195,265	286,566
Consumer	133,679	139,470
Other	227	184
Total acquired - non-purchased credit deteriorated loans	5,943,092	5,890,069
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner occupied real estate(3)	599,522	919,370
Consumer real estate(2)	233,740	296,682
Commercial owner occupied real estate	435,650	542,602
Commercial and industrial	66,891	85,380
Other income producing property	52,827	88,093
Consumer	41,101	55,195
Total acquired ‑ purchased credit deteriorated loans (PCD)	1,429,731	1,987,322
Total acquired loans	7,372,823	7,877,391
Non-acquired loans:
Non‑owner occupied real estate(4)	8,083,369	5,616,144
Consumer real estate(2)	5,339,199	3,371,373
Commercial owner occupied real estate	3,691,601	3,102,102
Commercial and industrial	4,118,312	2,905,620
Other income producing property	448,150	322,145
Consumer	1,103,646	709,992
Other loans	20,762	23,399
Total non‑acquired loans	22,805,039	16,050,775
Total loans (net of unearned income)	$30,177,862	$23,928,166
(1)	Includes $258.5 million and $180.4 million of construction and land development loans at December 31, 2022 and 2021, respectively.
(2)	Includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	Includes $46.5 million and $59.7 million of construction and land development loans at December 31, 2022 and 2021, respectively.
(4)	Includes $2.6 billion and $1.8 billion of construction and land development loans at December 31, 2022 and 2021, respectively.

The following highlights of our loan portfolio as of December 31, 2022 compared to December 31, 2021:

●	Non-acquired loans were $22.8 billion, or 75.6% of total loans of total loans at December 31, 2022. This compares to non-acquired loans of $16.1 billion, or 67.1% at December 31, 2021. The increase in non-acquired loans of $6.8 billion was due to organic growth and renewals of acquired loans that were moved to the non-acquired loan portfolio. Excluding the reduction in PPP loans, non-acquired loans increased $7.0 billion.
●	Acquired loans were $7.4 billion, or 24.4% of total loans at December 31, 2022. This compares to acquired loans of $7.9 billion, or 32.9% at December 31, 2021. The $504.6 million decrease in acquired loans was due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio. The decline also included a reduction of acquired PPP loans of $11.2 million through pay-off and forgiveness of the loans.
●	Non-acquired loans secured by non-owner occupied and consumer real estate were $13.4 billion and comprised 44.5% of the total loan portfolio at December 31, 2022. This was an increase of $4.4 billion, or 49.3%, over December 31, 2021. At December 31, 2022, acquired loans secured by non-owner occupied and consumer real estate were $4.0 billion and comprised 13.2% of the total loan portfolio. This was a decrease of $598.4 million, or 13.1%, over December 31, 2021. Between both the non-acquired and acquired portfolios, 57.7% of loans were non-owner occupied and consumer real estate loans.
o	Of the non-acquired real estate loans at December 31, 2022, $8.1 billion, or 26.8% of the loan portfolio were secured by non-owner occupied real estate. Loans secured by consumer real estate were $5.3 billion, or 17.7% of the total loan portfolio at December 31, 2022. This compared to loans secured by non-owner occupied real estate of $5.6 billion, or 23.5% and loans secured by consumer real estate of $3.4 billion, or 14.1% at December 31, 2021.
o	Of these acquired real estate loans, $2.8 billion, or 9.4% of the loan portfolio were secured by non-owner occupied real estate at December 31, 2022. Loans secured by consumer real estate were $1.1 billion, or 3.8%. This compared to acquired loans secured by non-owner occupied real estate of $3.1 billion, or 13.2% and loans secured by consumer real estate of $1.4 billion, or 6.0% at December 31, 2021.
●	Included within loans secured by non-owner occupied real estate noted above are construction and land development loans. Total construction and land development loans were $2.9 billion at December 31, 2022 compared to $2.0 billion at December 31, 2021. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.
o	Non-acquired construction and land development loans increased $766.3 million in 2022 from $1.8 million at December 31, 2021 to $2.6 billion.
o	Acquired construction and land development loans increased $64.8 million in 2022 from $240.1 million at December 31, 2021 to $304.9 million.
●	Total consumer real estate loans were comprised of $5.2 billion in consumer owner occupied loans and $1.3 billion in home equity line loans at December 31, 2022. This compares to $3.6 billion in consumer owner occupied loans and $1.2 billion in home equity lines loans at December 31, 2021. During 2022, the consumer real estate loan portfolio increased by $1.7 billion from December 31, 2021.
o	Non-acquired loans secured by consumer real estate were comprised of $4.4 billion in consumer owner occupied loans and $958.2 million in home equity loans at December 31, 2022. At December 31, 2021, we had $2.7 billion in consumer owner occupied loans and $710.3 million in home equity loans in the non-acquired loan portfolio. The Company made the decision to hold more of 1-4 family mortgage production in its portfolio in 2022 rather than sell the loans into the secondary market.
o	Acquired loans secured by consumer real estate comprised of $781.0 million in consumer owner occupied loans and $355.0 million in home equity loans at December 31, 2022. At December 31, 2021, we had $977.3 million in consumer owner occupied loans and $458.3 million in home equity loans in the acquired loan portfolio.
●	Non-acquired and acquired commercial owner-occupied real estate loans were $3.7 billion, or 12.2% and $1.8 billion or 5.9%, respectively, of the total loan portfolio at December 31, 2022 compared to $3.1 billion, or 13.0% and $1.9 billion or 7.8%, respectively, at December 31, 2021.
o	Non-acquired commercial owner-occupied real estate loans increased $589.5 million through organic growth and renewals of acquired loans.
o	Acquired commercial owner-occupied real estate loans decreased $99.4 million due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio from December 31, 2021 compared to December 31, 2022.
●	Non-acquired and acquired commercial and industrial loans were $4.1 billion, or 13.6% and $1.2 billion or 4.0%, respectively, of the total loan portfolio at December 31, 2022 compared to $2.9 billion, or 12.1% and $855.5 million or 3.6%, respectively, at December 31, 2021.
o	Non-acquired commercial and industrial loans increased $1.2 billion. The overall increase in non-acquired commercial and industrial loans included a $223.3 million decline in PPP loans.
o	Acquired commercial and industrial loans increased $339.7 million from December 31, 2021 compared to December 31, 2022. The overall increase in acquired commercial and industrial loans included a $11.2 million decline in PPP loans.

Total loan interest income, excluding interest income on held for sale loans, was $1.2 billion in 2022, an increase of $191.6 million, or 19.5%, over $983.7 million in 2021. This increase was mainly due to a $5.0 billion increase in the average balance of our non-acquired loan portfolio, offset by a $1.6 billion decrease in the average balance of our acquired loan portfolio. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and renewals of acquired loans. The decline in the acquired loan portfolio was due to paydowns and payoffs in both the PCD and Non-PCD loan categories, along with renewals of acquired loans that were moved to our non-acquired loan portfolio, even with the $2.4 billion in loans acquired through the merger with Atlantic Capital on March 1, 2022. The effects on interest income from the overall increases in average portfolio balances were enhanced by a 24 basis point increase in the yield on the non-acquired portfolio and a 36 basis point increase in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio increased from 3.79% in 2021 to 4.03% in 2022 and the yield on the acquired loan portfolio increased from 4.49% in 2021 to 4.85% in 2022. The increase in the yields on the non-acquired loan portfolio and the acquired loan portfolio was due to the rise in interest rates starting in March 2022.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2022.

Table 9—Maturity Distribution of Non-acquired Loans

December 31, 2022		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$8,083,369	$597,190	$3,189,894	$3,475,668	$820,617
Consumer real estate	5,339,199	51,796	141,821	926,131	4,219,451
Commercial owner occupied real estate	3,691,601	134,464	925,826	2,504,274	127,037
Commercial and industrial	4,118,312	534,909	1,863,665	1,047,877	671,861
Other income producing property	448,150	35,449	233,615	106,444	72,642
Consumer	1,103,646	120,757	440,368	346,550	195,971
Other loans	20,762	20,762	—	—	—
Total non‑acquired loans	$22,805,039	$1,495,327	$6,795,189	$8,406,944	$6,107,579

Table 10—Non-Acquired Loans Due After One Year - Fixed or Floating

December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$3,052,053	$4,434,126
Consumer real estate	2,122,261	3,165,142
Commercial owner occupied real estate	2,390,318	1,166,819
Commercial and industrial	2,317,942	1,265,461
Other income producing property	273,094	139,607
Consumer	963,026	19,863
Total non‑acquired loans	$11,118,694	$10,191,018

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2022.

Table 11—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2022		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$2,250,428	$222,126	$1,065,299	$854,775	$108,228
Consumer real estate	902,271	29,594	143,950	263,453	465,274
Commercial owner occupied real estate	1,332,942	78,461	409,727	718,684	126,070
Commercial and industrial	1,128,280	123,860	448,454	378,418	177,548
Other income producing property	195,265	19,571	61,354	74,913	39,427
Consumer	133,679	26,617	33,669	60,863	12,530
Other	227	227	—	—	—
Total acquired - non-purchased credit deteriorated loans	$5,943,092	$500,456	$2,162,453	$2,351,106	$929,077

Table 12— Acquired Non-PCD Loans Due After One Year - Fixed or Floating

December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$694,113	$1,334,189
Consumer real estate	257,855	614,822
Commercial owner occupied real estate	517,158	737,323
Commercial and industrial	594,695	409,725
Other income producing property	58,539	117,155
Consumer	100,123	6,939
Total acquired - non-purchased credit deteriorated loans	$2,222,483	$3,220,153

The table below shows the contractual maturity of the acquired purchased credit deteriorated loan portfolio at December 31, 2022.

Table 13—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2022		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$599,522	$59,407	$171,399	$321,059	$47,657
Consumer real estate	233,740	11,329	28,392	51,102	142,917
Commercial owner occupied real estate	435,650	45,139	147,070	208,395	35,046
Commercial and industrial	66,891	20,905	26,096	15,216	4,674
Other income producing property	52,827	8,733	8,818	25,696	9,580
Consumer	41,101	894	8,128	31,231	848
Total acquired ‑ purchased credit deteriorated loans (PCD)	$1,429,731	$146,407	$389,903	$652,699	$240,722

Table 14— Acquired PCD Loans Due After One Year - Fixed or Floating

December 31, 2022
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$111,094	$429,021
Consumer real estate	98,185	124,226
Commercial owner occupied real estate	182,899	207,612
Commercial and industrial	33,637	12,349
Other income producing property	12,828	31,266
Consumer	39,687	520
Total acquired ‑ purchased credit deteriorated loans (PCD)	$478,330	$804,994

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

A restructuring that results in only a delay in payments that is insignificant is not considered an economic concession. In accordance with the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, the Company implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. The Company’s payment relief assistance includes forbearance, deferrals, extension and re-aging programs, along with certain other modification strategies. The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria as defined under the CARES Act. At December 31, 2022 and 2021, total TDRs were $21.4 million and $12.5 million, respectively, of which $13.5 million were accruing restructured loans at December 31, 2022, compared to $11.2 million at December 31, 2021. We do not have significant commitments to lend additional funds to these borrowers whose loans have been modified.

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past two years is shown below:

Table 15—Nonperforming Assets

	December 31,
(Dollars in thousands)	2022	2021
Non-acquired:
Nonaccrual loans	$40,517	$18,201
Accruing loans past due 90 days or more	2,358	4,612
Restructured loans	4,154	499
Total nonperforming loans	47,029	23,312
Other real estate owned (“OREO”) (1) (2)	141	252
Other nonperforming assets (3)	104	338
Total OREO and other nonperforming assets excluding acquired assets	245	590
Total nonperforming assets excluding acquired assets	47,274	23,902
Acquired:
Nonaccrual loans (4)	59,554	56,718
Accruing loans past due 90 days or more	1,992	251
Total acquired nonperforming loans	61,546	56,969
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (5)	882	2,484
Other acquired nonperforming assets (3)	40	391
Total acquired OREO and other nonperforming assets	922	2,875
Total acquired nonperforming assets	62,468	59,844
Total nonperforming assets	$109,742	$83,746
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.21%	0.15%
Total nonperforming assets as a percentage of total assets (7)	0.11%	0.06%
Nonperforming loans as a percentage of period end loans (6)	0.21%	0.15%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.36%	0.35%
Total nonperforming assets as a percentage of total assets (7)	0.25%	0.20%
Nonperforming loans as a percentage of period end loans (6)	0.36%	0.34%
(1)	Consists of real estate acquired as a result of foreclosure. Excludes certain property no longer intended for bank use.
(2)	Excludes non-acquired bank premises held for sale of $14.3 million and $1.0 million as of December 31, 2022 and 2021, respectively, that is now separately disclosed on the balance sheet.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(5)	Excludes acquired bank premises held for sale of $3.4 million and $8.6 million as of December 31, 2022 and 2021, respectively, that is now separately disclosed on the balance sheet.
(6)	Loan data excludes mortgage loans held for sale.
(7)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total non-acquired nonperforming loans were $47.0 million, or 0.21% of total non-acquired loans, an increase of approximately $23.7 million, or 101.7%, from December 31, 2021. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $19.4 million, an increase in restructured nonaccrual loans of $3.7 million, an increase in consumer nonaccrual loans of $2.9 million, offset by a decrease in accruing loans past due 90 days or more of $2.3 million. The increase in commercial nonaccrual loans at December 31, 2022 was primarily due to three commercial owner occupied loans totaling $16.0 million and two commercial and industrial loans totaling $2.5 million. Acquired nonperforming loans were $61.5 million, or 0.83% of total acquired loans, an increase of $4.6 million, or 8.0%, from December 31, 2021. The increase in acquired nonperforming loans was mainly driven by an increase in commercial nonaccrual loans of $5.8 million, an increase in accruing loans past due 90 days or more of $1.7 million, offset by a decrease in consumer nonaccrual loans of $3.0 million.

The top ten nonaccrual loans at December 31, 2022 totaled $38.1 million and consisted of one loan located in South Carolina, one in North Carolina, six in Georgia, and two in Florida. These loans comprise 31.6% of total nonaccrual loans at December 31, 2022, with the majority being real estate collateral dependent. We currently hold a specific reserve against two of these ten loans, totaling $2.4 million. The remaining eight loans do not carry a specific reserve due to carrying balances being below current collateral values or the loans are SBA guaranteed.

At December 31, 2022, non-acquired OREO decreased by $111,000 from the balance at December 31, 2021 to $141,000. At December 31, 2022, non-acquired OREO consisted of three properties with an average value of $47,000, a decrease of $205,000 in the average value from December 31, 2021 when we had one property. In the fourth quarter of 2022, we transferred one property with a value of $83,000 to non-acquired OREO, and we sold no properties during the quarter. At December 31, 2022, one of the non-acquired OREO properties was located in the Hillsborough (Fort Myers, Fla) region and two of the properties were located in the Beaufort (SC) region.

At December 31, 2022, acquired OREO decreased by $1.6 million from the balance at December 31, 2021 to $0.9 million. At December 31, 2022, acquired OREO consisted of three properties with an average value of $294,000, an increase of $68,000 from December 31, 2021 when we had 11 properties. In the fourth quarter of 2022, we did not transfer new properties into acquired OREO, however, we sold seven properties with a basis of $1.2 million during the quarter, resulting in a net loss of $85,000 on the properties sold.

Our general policy is to obtain updated OREO valuations at least annually. OREO valuations include appraisals or broker opinions, (See Other Real Estate Owned (“OREO”) under Critical Accounting Policies and Estimates in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on our OREO policies.)

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $15.8 million, or 0.07% of total non-acquired loans outstanding at December 31, 2022, compared to $6.9 million, or 0.04% of total non-acquired loans outstanding at December 31, 2021. Potential problem loans related to acquired loans totaled $23.1 million, or 0.31%, of total acquired loans at December 31, 2022 compared to $19.3 million, or 0.24% of total acquired loans outstanding, at December 31, 2021. All potential problem loans represent loans where information about possible credit problems of the borrowers may result in the borrower’s inability to comply with present repayment terms.

Allowance for Credit Losses (“ACL”)

As stated previously, the ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company established the incremental increase in the ACL at adoption through equity and subsequent adjustments through a provision for credit losses charged to earnings. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

It is widely acknowledged that the chances of recession are still high. Accordingly, management continues to use a blended forecast scenario of the baseline and more severe scenario, depending on the circumstances and economic outlook. As of December 31, 2022, management selected a baseline weighting of 75% and decreased the more severe scenario to 25% from using a baseline weighting of 60% and the more severe scenario of 40% at the end of the third quarter of 2022. The increase of the baseline weighting reflects increasing recognition of more downside risks in the economic forecast from persistent levels of inflation and rising interest rates, geopolitical tension and the Russian invasion of Ukraine, and global supply chain, energy and commodity issues. The more severe scenario increased in severity from the prior quarter and was viewed as less likely by management. While employment figures still showed resilience and provision related to actual loan losses remains at very low levels, the downward shifts in forecasted commercial real estate price index, national house price index and GDP increased expected loss rates for Commercial and Residential Real Estate as well as C&I loans. The resulting provision was approximately $47.1 million during the fourth quarter of 2022, including a provision for unfunded commitments of $14.2 million during the quarter. During 2022, the Company recorded $81.6 million in provision for credit losses, including a provision of $36.7 million for unfunded commitments.

Included in its systematic methodology to determine its ACL, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following: (1) lending policy; (2) economic conditions not captured in models; (3) volume and mix of loan portfolio; (4) past due trends; (5) concentration risk; (6) external factors; and (7) model limitations. At December 31, 2022, we included $9.2 million in qualitative adjustments, which was comprised of model limitations pertaining to the PCD loan portfolio acquired through the Atlantic Capital merger of $1.6 million, potential impact of rising rates on certain C&I credits of $3.3 million, and implementation of a new reserve framework for loan policy exceptions of $4.3 million. Of the total $9.2 million in qualitative adjustments made in the fourth quarter of 2022, $1.3 million was related to unfunded commitments.

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

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a troubled debt restructuring (“TDR”) with a borrower. In the event of a reasonably expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL. The Company has not chosen to early adopt the retirement of TDR guidance, which was adopted effective January 1, 2023.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans. As a result of the merger with Atlantic Capital, the Company identified approximately $137.9 million of loans as PCD and recorded an allowance for credit losses of $13.8 million on acquisition date for PCD loans.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and 2021, the accrued interest receivable for loans recorded in Other Assets were $105.4 million and $70.6 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2022 and 2021, the liabilities recorded for expected credit losses on unfunded commitments were $67.2 million and $30.5 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision (Recovery) for Credit Losses in the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2022.

As of December 31, 2022, the balance of the ACL was $356.4 million, or 1.18%, of total loans. The ACL increased $32.0 million from the balance of $324.4 million recorded at September 30, 2022. This increase during the fourth quarter of 2022 was the result of $32.9 million provision for credit losses and $0.9 million in net charge-offs. For the year ended December 31, 2022, the ACL increased $54.6 million from the balance of $301.8 million at December 31, 2021. The increase in ACL of $54.6 million was due a provision for credit losses of $45.2 million, $13.7 million due to the initial allowance for PCD loans acquired in the Atlantic Capital acquisition, along with net charge-offs of $4.3 million in 2022. For both the three and twelve months ended December 31, 2022, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks. As of December 31, 2021, the balance of the ACL was $301.8 million or 1.26% of total loans. For the year ended December 31, 2021, the ACL decreased $155.5 million from the balance of $457.3 million. The decrease in ACL of $155.5 million was due to a release of the allowance for credit losses of $152.4 million along with net charge-offs of $3.1 million in 2021. For 2021, the Company had releases of allowance for credit losses resulting from improvements in the economic forecasts that drive our ACL model as the economy improved during 2021.

At December 31, 2022, the Company had a reserve on unfunded commitments of $67.2 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $30.5 million at December 31, 2021. During the fourth quarter of 2022, the Company recorded a provision for credit losses on unfunded commitments of $14.2 million. The year-to-date provision of $36.7 million recorded in 2022 includes the initial provision for credit losses for unfunded commitments acquired from Atlantic Capital, which the Company recorded during the first quarter of 2022. The Company recorded a release of $12.9 million related to unfunded commitments during 2021. The provision for credit losses for unfunded commitments is based on the growth in unfunded loan commitments, production mix, and current forecast scenarios applied to our modeling to adequately capture growing economic recessionary risks. This amount was recorded in Provision (Recovery) for Credit Losses on the Consolidated Statements of Income.

The ACL provides 3.28 times coverage of nonperforming loans at December 31, 2022. Net charge offs to total average loans during the year ended December 31, 2022 were 0.02%, compared to 0.01% during the year ended December 31, 2021. We continued to show solid and stable asset quality numbers and ratios as of December 31, 2022. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and management implemented additional reviews and procedures to help mitigate potential losses, management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

Table 16—Allocation of the Allowance by Segment

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	%*	Amount	%*
Residential Mortgage Senior	$72,188	18.8%	$47,036	17.4%
Residential Mortgage Junior	405	0.0%	611	0.1%
Revolving Mortgage	14,886	4.6%	13,325	5.2%
Residential Construction	8,974	2.9%	4,997	2.7%
Other Construction and Development	45,410	6.5%	37,593	5.8%
Consumer	22,767	4.2%	23,149	3.8%
Multifamily	3,684	2.4%	4,921	1.9%
Municipal	849	2.4%	565	2.7%
Owner Occupied Commercial Real Estate	58,083	18.1%	61,794	20.9%
Non-Owner Occupied Commercial Real Estate	78,485	24.5%	79,649	26.5%
Commercial and Industrial	50,713	15.7%	28,167	13.0%
Total	$356,444	100.0%	$301,807	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following table presents a summary of net charge off ratios by loan segment, for the year ended December 31, 2022 and 2021:

Table 17—Disaggregated Net Recovery (Charge Off) Ratio by Segment

	Year Ended
	December 31, 2022			December 31, 2021
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$1,036	$4,792,864	0.02%	$1,343	$4,139,341	0.03%
Residential Mortgage Junior	212	13,835	1.53%	146	21,539	0.68%
Revolving Mortgage	3,536	1,294,044	0.27%	1,254	1,293,012	0.10%
Residential Construction	(13)	756,730	—%	31	580,194	0.01%
Other Construction and Development	1,100	1,669,834	0.07%	1,774	1,364,535	0.13%
Consumer	(7,788)	1,151,578	(0.68)%	(6,734)	885,770	(0.76)%
Multifamily	—	588,305	—%	3	385,430	—%
Municipal	—	685,538	—%	—	628,443	—%
Owner Occupied Commercial Real Estate	(649)	5,330,711	(0.01)%	(1,082)	4,869,458	0.02%
Non-Owner Occupied Commercial Real Estate	213	6,998,540	—%	207	5,940,184	—%
Commercial and Industrial	(1,920)	4,174,155	(0.05)%	(41)	4,010,606	—%
Total	$(4,273)	$27,456,134	(0.02)	$(3,099)	$24,118,512	(0.01)

The following table presents a summary of the changes in the ACL, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021			2020
	Non-PCD	PCD		Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309	$56,927	$—	$56,927
Adjustment for implementation of CECL	—	—	—	—	—	—	51,030	3,408	54,438
ACL - PCD loans for ACBI merger	—	13,758	13,758	—	—	—	—	149,404	149,404
Loans charged-off	(17,332)	(6,114)	(23,446)	(14,391)	(2,508)	(16,899)	(9,714)	(4,888)	(14,602)
Recoveries of loans previously charged off	12,140	7,033	19,173	7,778	6,022	13,800	6,333	5,444	11,777
Net (charge-offs) recoveries	(5,192)	919	(4,273)	(6,613)	3,514	(3,099)	(3,381)	556	(2,825)
Initial provision for credit losses - ACBI	13,697	—	13,697	—	—	—	—	—	—
(Recovery) provision for credit losses	75,874	(44,419)	31,455	(83,630)	(68,773)	(152,403)	210,894	(11,529)	199,365
Balance at end of period	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309

Total loans, net of unearned income:
At period end	$30,177,862			$23,928,166			$24,664,134
Average	27,456,134			24,118,512			19,371,856
Net charge-offs as a percentage of average loans (annualized)	0.02%			0.01%			0.01%
Allowance for credit losses as a percentage of period end loans	1.18%			1.26%			1.85%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	328.29%			375.94%			428.04%

*     Net charge-offs at December 31, 2022 and 2021 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $6.5 million and $4.6 million, respectively, that are included in the consumer classification above.

**   Average loans, net of unearned income does not include loans held for sale.3

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

During 2022, overall deposits increased $1.3 billion, or 3.7%, to $36.4 billion from December 31, 2021. The increase was mainly due to the deposits assumed from the merger with Atlantic Capital in March 2022. The acquisition date deposits assumed from Atlantic Capital totaled $3.0 billion and were approximately $2.5 billion at December 31, 2022. Excluding the deposits assumed in the Atlantic Capital acquisition, our deposits have declined $1.2 billion in 2022 as the funds in the market from federal government stimulus programs have declined along with the effects from rising interest rates in the second half of 2022, which has increased competition and alternatives for deposits. The changes in our deposits since December 31, 2021 included an increase in noninterest-bearing transaction account deposits of $1.7 billion and saving deposits of $113.8 million. These increases were offset by a decline in interest-bearing demand deposits (including money market accounts) of $97.7 million and time deposits of $390.1 million. During 2022, we continued our focus on increasing core deposits (excluding certificates of deposits and other time deposits), which are normally lower cost funds compared to certificate of deposit balances.

The following table presents total deposits for the two years at December 31:

Table 22—Total Deposits

	December 31,
(Dollars in thousands)	2022	2021
Noninterest-bearing deposits	$13,168,656	$11,498,840
Savings deposits	3,464,351	3,350,547
Interest‑bearing demand deposits	17,297,630	17,395,367
Total savings and interest‑bearing demand deposits	20,761,981	20,745,914
Certificates of deposit	2,413,963	2,803,987
Other time deposits	6,023	6,088
Total time deposits	2,419,986	2,810,075
Total deposits	$36,350,623	$35,054,829

The following are key highlights regarding overall changes in total deposits:

●	Total deposits increased $1.3 billion, or 3.7%, for the year ended December 31, 2022, compared to 2021 mainly due to the deposits assumed from the merger with Atlantic Capital in March 2022. The acquisition date deposits assumed from Atlantic Capital totaled $3.0 billion and were approximately $2.5 billion at December 31, 2022.
o	Noninterest-bearing deposits (demand deposits) increased by $1.7 billion, or 14.5%, for the year ended December 31, 2022, when compared with December 31, 2021.
o	Money market (Market Rate Checking) and other interest-bearing demand deposits decreased $97.7 million, or 0.6%, for the year ended December 31, 2022
o	Savings deposits increased $113.8 million, or 3.4%, when compared with December 31, 2021.
o	At December 31, 2022, the ratio of savings, interest-bearing demand deposits, and time deposits to total deposits was 63.8%, a decrease of 3.4%, compared with the ratio of 67.2% at the end of 2021.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $37.2 billion in 2022, an increase of $4.2 billion, or 12.7%, from 2021.
o	Average interest-bearing deposits increased by $1.7 billion, or 7.9%, to $23.7 billion in 2022 compared to 2021.
o	Average noninterest-bearing demand deposits increased by $2.5 billion, or 22.3%, to $13.5 billion in 2022 compared to 2021.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 23—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,
(Dollars in thousands)	2022	2021	% Change
Within three months	$115,528	$179,524	(35.6)%
After three through six months	118,511	127,205	(6.8)%
After six through twelve months	168,785	150,641	12.0%
After twelve months	84,361	145,795	(42.1)%
	$487,185	$603,165	(19.2)%

At December 31, 2022 and 2021, the Company estimates that is has approximately $14.1 billion and $12.4 billion, respectively, in uninsured deposits including related interest accrued and unpaid. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the bank’s regulatory reporting requirements by the FDIC for the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of December 31:

Table 24—Maturity Distribution of Uninsured Deposits

	December 31,
(Dollars in thousands)	2022	2021	% Change
Within three months	$57,302	$86,479	(33.7)%
After three through six months	71,261	67,204	6.0%
After six through twelve months	91,785	74,892	22.6%
After twelve months	42,361	79,795	(46.9)%
	$262,709	$308,370	(14.8)%

Short-Term Borrowed Funds

Our short-term borrowed funds consist of federal funds purchased and securities sold under repurchase agreements, FRB borrowings on a secured line of credit, short-term FHLB Advances and the U.S. Bank line of credit. Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase in our audited financial statements provides a profile of these funds at each year-end, the average amounts outstanding during each period, the maximum amounts outstanding at any month-end, and the weighted average interest rates on year-end and average balances in each category. Federal funds purchased and securities sold under agreements to repurchase most typically have maturities within one to three days from the transaction date. Certain of these borrowings have no defined maturity date. Note 11—Other Borrowings in our audited financial statements provide provides a profile of short-term FHLB advances, FRB borrowings and the U.S. Bank line of credit at each year-end, the average amount outstanding during each period and the weighted average interest rates on year-end and average balances. Short-term FHLB advances has a maturity of less than one year and the FRB borrowings and U.S. Bank line of credit has a daily maturity.

Long-Term Borrowed Funds

Our long-term borrowed funds consist of trust preferred junior subordinated debt and corporate subordinated debt. Note 11—Other Borrowings in our audited financial statements provides a profile of these funds at each year-end, the balance at year end, the interest rate at year end and the weighted average interest rate for long-term borrowings. Each issuance of trust preferred junior subordinated debt has a maturity of 30 years, but we can call the debt at any time without penalty.

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2022, shareholders’ equity was $5.1 billion, an increase of $272.0 million, or 5.7%, compared to the balance at December 31, 2021. The change from year-end 2021 was mainly attributable to net income of $496.0 million and stock, net of unvested equity awards, issued pursuant to the acquisition of Atlantic Capital of $657.8 million, less dividends paid on common shares of $146.5 million, common stock repurchased under our stock repurchase plan of $110.2 million and a decline in the AOCI attributable to a decrease in the market value of securities available for sale of $655.2 million.

The following shows the changes in shareholders’ equity during 2022:

Table 25—Changes in Shareholders’ Equity

Total shareholders' equity at December 31, 2021	$4,802,940
Net income	496,049
Dividends paid on common shares ($1.48 per share)	(146,486)
Dividends paid on restricted stock units	(178)
Net decrease in market value of securities available for sale, net of deferred taxes	(655,212)
Net decrease in market value of post retirement plan, net of deferred taxes	(730)
Stock options exercised	1,585
Stock issued pursuant to restricted stock units	1
Employee stock purchases	2,858
Equity based compensation	35,638
Common stock repurchased pursuant to stock repurchase plan	(110,204)
Common stock repurchased - equity plans	(9,126)
Stock issued pursuant to the acquisition of Atlantic Capital	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	(1,980)
Total shareholders' equity at December 31, 2022	$5,074,927

Our equity-to-assets ratio increased to 11.6% at December 31, 2022 from 11.5% at December 31, 2021. The increase from December 31, 2021 was due to the percentage increase in equity of 5.7% being higher than the percentage increase in total assets of 5.0%. The higher percentage growth in capital was mainly due to the Company’s net income of $496.0 million and stock, net of unvested equity awards, issued pursuant to the acquisition of Atlantic Capital of $657.8 million. The increase in assets in 2022 was mainly due to the assets acquired in the merger with Atlantic Capital and from the growth in investments and loans resulting from the growth in deposits of $1.3 billion.

In January 2021, the Board of Directors of the Company approved the 2021 Stock Repurchase Plan, which authorized the Company to repurchase 3,500,000 common shares. During 2021 and through December 31, 2022, we repurchased 3,129,979 shares, at an average price of $81.97 per share, excluding cost of commissions, for a total of $256.6 million. Of this amount, we repurchased 1,312,038 shares, at an average price of $83.99 per share (excluding cost of commissions) for a total of $110.2 million during 2022 under the 2021 Stock Repurchase Plan.

On June 7, 2022, the Company received the Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. The 2022 Stock Repurchase Program authorizes the Company to repurchase up to 3.75 million shares, or up to approximately five percent, of the Company’s outstanding shares of common stock as of March 31, 2022. Our Board of Directors approved the program after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The aggregate number of shares of common stocks authorized to be repurchased totals 4.12 million shares, which includes 370,021 shares remaining from the Company’s 2021 Stock Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

Table 26—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2022	2021	2020
Common equity Tier 1 risk-based capital	10.96%	11.76%	11.77%
Tier 1 risk‑based capital	10.96%	11.76%	11.77%
Total risk‑based capital	12.97%	13.57%	14.24%
Tier 1 leverage	8.72%	8.08%	8.27%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital ratios decreased compared to December 31, 2021. These ratios decreased due to the additional risk-

weighted assets acquired through the acquisition of Atlantic Capital in the first quarter of 2022, which on average, had a higher risk weighting, the reduction in cash and cash equivalents during the year, which are lower risk weighted assets, and due to the organic growth in loans during 2022, which have a higher risk weighting. The effects on our ratios from the increase in risk-weighted assets were partially offset by an increase in Tier 1 and total risk-based capital due to net income recognized in 2022, the addition to the net equity of $657.8 million issued for the Atlantic Capital acquisition and the $75.0 million in subordinated debentures assumed from Atlantic Capital that qualifies as total risk-based capital. These increases in capital were partially offset by the $119.3 million of stock repurchases completed during 2022, including shares withheld for taxes pertaining to the vesting of equity awards, along with the dividend paid to shareholders of $146.5 million and the redemption of $13.0 million of subordinated debentures on June 30, 2022. The Tier 1 leverage ratios for both the Company and Bank increased compared to December 31, 2021, as the percentage increase in Tier 1 capital was greater than the percentage increase in average assets during 2022 due mainly to net income and equity issued in the Atlantic Capital acquisition. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its banking subsidiary to transfer funds to the Company in the form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During 2022, the Bank paid dividends to SouthState totaling $220.0 million. The Bank was not required to obtain approval of the OCC to pay these dividends. We used these funds and excess cash to pay our dividend to shareholders of $146.5 million, repurchase shares of our common stock on the open market totaling $110.2 million and redeem $13.0 million in subordinated debentures.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 27—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Dividend payments to common shareholders	$146,486	$135,201	$98,256
Dividend payout ratios	29.54%	28.43%	81.45%

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

Our non-acquired loan portfolio increased by approximately $6.8 billion, or approximately 42.1%, compared to the balance at December 31, 2021. The increase in the non-acquired loan portfolio was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $504.6 million, or 6.4%, from the balance at December 31, 2021. This decrease was due to principal paydowns, charge-offs, foreclosures, and renewals of acquired loans moved to the non-acquired loan portfolio, offset by the addition of $2.4 billion in loans acquired from the Atlantic Capital transaction on March 1, 2022

Our investment securities portfolio increased $1.0 billion, or approximately 14.2%, compared to the balance at December 31, 2021. The increase in investment securities from December 31, 2021 was due to the Company making the decision to increase the size of the portfolio with the excess funds from deposit growth in the first half of 2022. The increase was a result of purchases of $2.5 billion, along with $703.7 million in investment securities acquired in the Atlantic Capital transaction. These increases were partially offset by maturities, calls, sales and paydowns of investment securities totaling $1.3 billion. Net amortization of premiums was $27.3 million in 2022. Total cash and cash equivalents declined $5.4 billion in 2022 to $1.3 billion at December 31, 2022, compared to $6.7 billion at December 31, 2021. This decline was due to the Company using funds to fund loan growth and purchase securities in 2022, along with the decline in deposits in the second half of 2022.

At December 31, 2022 and December 31, 2021, we had $150.0 million and $325.0 million of traditional, out–of-market brokered deposits. At December 31, 2022 and December 31, 2021, we had $637.0 million and $900.1 million, respectively, of reciprocal brokered deposits. Total deposits were $36.4 billion at December 31, 2022, an increase of $1.3 billion from $35.1 billion at December 31, 2021. Our deposit growth since December 31, 2021 included an increase in demand deposit accounts of $1.7 billion and an increase in savings of $113.8 million, partially offset by a decline in certificates of deposit of $390.1 million, a decrease in interest-bearing transaction accounts of $63.5 million and a decrease in money market accounts of $34.3 million. The increase in deposits was mainly due to the deposits assumed from the merger with Atlantic Capital in March 2022. The acquisition date deposits assumed from Atlantic Capital totaled $3.0 billion and were approximately $2.5 billion at December 31, 2022. Excluding the deposits assumed in the Atlantic Capital acquisition, our deposits have declined $1.2 billion in 2022 as the funds in the market from federal government stimulus programs have declined, along with the effects from rising interest rates in the second half of 2022 resulting from increased competition and alternatives for deposits. Total short-term borrowings at December 31, 2022 were $556.4 million consisting of $213.6 million in federal funds purchased and $342.8 million in securities sold under agreements to repurchase. Total long-term borrowings at December 31, 2022 were $392.3 million and consisted of trust preferred securities and subordinated debentures, which includes $78.5 million of subordinated debt assumed from Atlantic Capital on March 1, 2022. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds.  Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB. At December 31, 2022, we had a total FHLB credit facility of $4.2 billion with total outstanding FHLB letters of credit consuming $2.1 million leaving $4.2 billion in availability on the FHLB credit facility. At December 31, 2022, we had total federal funds credit lines of $300.0 million with no outstanding advances. If we needed additional liquidity, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the use of the brokered deposit markets. In addition, at December 31, 2022, we had $782.0 million of credit available at the Federal Reserve Bank’s discount window, but had no outstanding advances as of the end of 2022. We have a $100.0 million unsecured line of credit with U.S. Bank National Association with no outstanding advances at December 31, 2022. We believe that our liquidity position continues to be adequate and readily available.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of December 31, 2022, the Company did not have such agreements. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. The range of interest rate shocks will include upward and downward movements of rates through 400 basis points in 100 basis point increments. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances.

Relative to prior modeling and disclosures, management revised its deposit beta assumptions higher due to the rapid increase in interest rates and expected further increases. Previous beta assumptions reflected sensitivities across full interest rate cycles. The beta assumptions were revised during the second quarter of 2022 to recognize that interest rates have risen while the Company’s cost of deposits have increased slightly. During the fourth quarter of 2022, the federal funds target rate increased 125 basis points while the Company’s total deposit cost increased 13 basis points. The revised beta assumptions reflect the acceleration of deposit cost increases associated with the expected increase in short term rates after December 31, 2022. These beta assumptions, when combined with the minimal increase in deposit costs since the federal funds rate began to rise in March 2022, reflect management’s estimates across the entire current rising rate cycle

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in January 2023 as the Base Case. The consensus forecast projects an inverted yield curve through year 1. As of December 31, 2022, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 2.2% increase (up 100) and 2.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2022, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 1.2% decrease and 1.1% decrease, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 2.8% decrease and 4.7% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of December 31, 2022.

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

Table 28—Rate Shock Analysis – Net Interest Income and Economic Value of Equity

Percentage Change in Net Interest Income over One Year
Up 100 basis points	2.2%
Up 200 basis points	4.2%
Down 100 basis points	(2.9%)
Down 200 basis points	(7.2%)

LIBOR Transition

In July 2017, the Financial Conduct Authority (FCA) in the United Kingdom, which regulates LIBOR, announced that it intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR at the end of 2021. On March 5, 2021, the FCA confirmed that all LIBOR settings would either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 for the one-week and two-month US dollar settings and immediately after June 30, 2023 for all remaining US dollar settings.

The Alternative Reference Rates Committee proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors of the this Form 10-K for the year ended 2022, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

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

We intend to use the provisions of the Adjustable Interest Rate (LIBOR) Act passed by Congress and signed in to law by the President in March 2022 for certain contracts referencing LIBOR. The Act provides for the use of SOFR as the replacement index with a spread adjustment when the remaining LIBOR indices are discontinued. The Act applies when there is no contract provision addressing the loss of LIBOR and may be used otherwise as well, provided the contract does not provide for a specific replacement index. This aligns with the plan of action currently under implementation by the Company. The final rule implementing the Act was released on December 22, 2022.

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate client-facing associates and coordinate communications with customers regarding the transition.

As of December 31, 2022, the Company had the following exposures to LIBOR:

●	Approximately $5.1 billion of total outstanding loans referencing LIBOR. Of this amount, $5.0 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
●	Approximately $16.6 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $61.1 million, inclusive of $824.3 million of variation margin settlements, and a gross negative fair value of $884.8 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps is presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.

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

Loan and Deposit Concentration

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. At December 31, 2022 and 2021, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have material foreign loans or deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of “AAA” to “Not Rated”. All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the Bank has a diversified loan portfolio, a substantial portion of our borrowers’ abilities to honor their contracts is dependent upon economic conditions within our geographic footprint and the surrounding regions.

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.0 billion at December 31, 2022. Based on this criteria, we had eight such credit concentrations at December 31, 2022, including loans on hotels and motels of $1.0 billion, loans to lessors of nonresidential buildings (except mini-warehouses) of $5.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.8 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $5.4 billion, loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $2.3 billion and loans secured by business assets including accounts receivable, inventory and equipment of $2.1 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2022, the Bank’s CDL concentration ratio was 64.8% and its CRE concentration ratio was 249.0%. At December 31, 2021, the Bank’s CDL concentration ratio was 55.2% and its CRE concentration ratio was 238.5%. As of December 31, 2022 and 2021, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by Bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2022. Long-term debt obligations totaling $392.3 million include trust preferred junior subordinated debt and corporate subordinated debt. Operating and finance lease obligations of $136.6 million and $2.7 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21 of the audited consolidated financial statements.

Table 29—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$392,275	$—	$—	$—	$392,275
Short-term debt obligations*	—	—	—	—	—
Finance lease obligations	2,729	490	1,022	987	230
Operating lease obligations	136,593	16,280	28,455	25,307	66,551
Total	$531,597	$16,770	$29,477	$26,294	$459,056

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 87 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of December 31, 2022, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of December 31, 2022, were effective to provide reasonable assurance regarding our control objectives.

On March 1, 2022 the Company completed the merger with Atlantic Capital Bancshares, Inc.(“Atlantic Capital”). The Company is in the process of evaluating the existing controls and procedures of Atlantic Capital and integrating Atlantic into the internal control over financial reporting. In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Atlantic Capital from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Atlantic Capital that are included in the internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of SouthState’s independent registered public accounting firm regarding SouthState’s internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

During the first quarter of 2022, Atlantic Capital merged with the Company. The Company is continuously working to integrate Atlantic Capital into its internal control over financial reporting process. Except for the changes in connection with this integration of Atlantic Capital, there were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Shareholders under the caption “Executive Compensation,” including the sections titled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Year-end Equity Values and Equity

Exercised or Vested Table,” “Option Exercises and Stock Vested,” “Pension Benefits Table,” “Nonqualified Deferred Compensation Table,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change of Control,” and “Director Compensation.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2022, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	161,832	$66.20	2,678,363
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 2,678,363 number of securities available for future issuance in Column C of the table above are 1,332,029 shares remaining for future grant from the 2,072,245 of authorized shares under our 2020 Omnibus Incentive Plan and 1,346,334 shares remaining for future grant from the 1,763,825 of authorized shares under our 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan. All securities totals for the outstanding and remaining available for future issuance amounts described in this Item 12 have been adjusted to give effect to stock dividends paid on March 23, 2007, January 1, 2005 and December 6, 2002.

Other information required to be disclosed by this item will be disclosed under the captions “Beneficial Ownership of Certain Parties” and “Beneficial Ownership of Directors and Executive Officers” in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2022 and in connection with our 2023 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” are listed below:

SouthState Corporation and Subsidiary

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive (Loss) Income

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.

Financial Schedules Filed: Not applicable. All of the schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and therefore have been omitted.

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 22, 2021, by and between Atlantic Capital Bancshares, Inc. and South State Corporation †	8-K	001-12669	2.1	7/26/2021

3.1	Amended and Restated Articles of Incorporation of the Company filed October 24, 2014	8-K	001-12669	3.1	10/28/2014

3.2	Articles of Amendment, dated October 25, 2017, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	10/26/2017

3.3	Articles of Amendment effective June 7, 2020, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	6/8/2020

3.4	Articles of Amendment dated November 19, 2020, to the Amended and Restated Articles of Incorporation of the Company	S-8	001-12669	4.5	11/30/2020

3.5	Articles of Amendment dated September 1, 2021, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	9/3/2021

3.6	Amended and Restated Bylaws of SouthState Corporation dated February 24, 2022	8-K	001-12669	3.1	2/24/2022

3.7	Amended and Restated Bylaws of SouthState Corporation dated May 26, 2022	8-K	001-12669	3.1	5/31/2022

4.1	Specimen SouthState Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
4.2	Articles of Incorporation (see Exhibits 3.1 through 3.5)		001-12669

4.3	Bylaws (see Exhibit 3.7)		001-12669

4.4	Description of Securities	10-K	001-12669	4.4	2/26/2021

4.5	Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.1	6/8/2020

4.6	First Supplemental Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.2	6/8/2020

4.7	Second Supplemental Indenture, dated as of June 7, 2020, by and between SouthState Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.3	6/8/2020

4.8	Indenture dated as of August 20, 2020, by and between Atlantic Capital Bancshares, Inc. and U.S. Bank Trust Company, National Association (the successor in interest to US Bank National Association), as trustee	8-K	001-37615	4.1	8/2/2020

4.9	Form of 5.50% Fixed-to-Floating Subordinated Note due 2030 of Atlantic Capital Bancshares, Inc.	8-K	001-37615	4.2	8/2/2020

4.10	Form of Subordinated Note Purchase Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and the Purchasers †	8-K	001-37615	10.1	8/2/2020

4.11	Form of Registration Rights Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and Purchasers	8-K	001-37615	10.2	8/2/2020

10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

10.3	Amendment to the 2004 Stock Incentive Plan, dated December 18, 2008 *	8-K	001-12669	10.4	1/6/2009

10.4	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

10.5	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.6	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.7	Form of Stock Option Agreement under the SouthState Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.8	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

10.9	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.10	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.11	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.12	SouthState Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.13	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

10.14	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018

10.15	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

10.16	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.17	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.18	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.19	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.20	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.21	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

10.22	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.23	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.24	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018

10.25	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018

10.26	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

10.27	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.28	Form of Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	10-K	001-12669	10.17	2/22/2019

10.29	2019 Omnibus Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/6/2019

10.30	Form of Performance-based Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.1	5/1/2019

10.31	Form of Time-based Restricted Stock Unit Agreement, with nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.2	5/1/2019

10.32	Form of Time-based Restricted Stock Unit Agreement, without nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.3	5/1/2019

10.33	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and John C. Corbett *	10-K	000-32017	10.35	2/27/2020

10.34	Retention Agreement dated January 25, 2020, between CenterState Bank Corporation and Steven D. Young *	10-K	000-32017	10.36	2/27/2020

10.35	Third Amended and Restated Employment and Noncompetition Agreement between SouthState Corporation and Robert R. Hill, Jr., dated as of January 25, 2020 *	10-K	001-12669	10.29	2/21/2020

10.36	Employment Agreement between SouthState Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.37	Employment Agreement between SouthState Bank and Greg A. Lapointe dated January 25, 2020 *	10-K/A	001-12669	10.32	3/6/2020

10.38	Employment Agreement between SouthState Bank and John S. Goettee dated January 25, 2020 *	10-K/A	001-12669	10.33	3/6/2020

10.39	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Douglas L. Williams *	8-K	001-12669	10.3	3/1/2022

10.40	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Richard A. Oglesby, Jr.*	8-K	001-12669	10.4	3/1/2022

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.41	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Kurt A. Shreiner *	8-K	001-12669	10.5	3/1/2022

10.42	Amendment to Third Amended and Restated Employment Agreement and Noncompetition Agreement dated May 26, 2022 by and between Robert R. Hill, Jr. and the Company *	10-Q	001-12669	10.1	08/05/2022

10.43	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2007 Equity Incentive Plan *	S-8	001-12669	4.6	6/9/2020

10.44	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

10.45	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020

10.46	SouthState Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.47	SouthState Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.48	SouthState Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

10.49	Form of Stock Option Agreement *	10-K	001-12669	10.47	2/26/2021

10.50	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.1	5/7/2021

10.51	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.2	5/7/2021

10.52	SouthState Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *	10-K	001-12669	10.49	2/25/2022

10.53	Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan, as amended and restated effective May 16, 2018 (incorporated herein by reference to Exhibit 10.1 to ACBI’s Quarterly Report on Form 10-Q (File No. 001-37615), filed on August 8, 2018 *	S-8	001-12669	99.1	3/1/2022

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.54	First Security Group, Inc. 2012 Long-Term Incentive Plan, as amended and restated, as further amended and assumed by ACBI (incorporated herein by reference to Exhibit 99.1 to ACBI’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-204855), filed on November 2, 2015 *	S-8	001-12669	99.2	3/1/2022

10.55	First Security Group, Inc. 2002 Long-Term Incentive Plan, as amended, as further amended and assumed by ACBI (incorporated herein by reference to Exhibit 99.2 to ACBI’s Post-Effective Amendment No. 1 on Form S-8 to Form S-4 (File No. 333-204955), filed on November 2, 2015 *	S-8	001-12669	99.3	3/1/2022

10.56	Amendment and Restatement, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2021

10.57

Amendment Number One, dated as of November 14, 2022, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender

X

21	Subsidiaries of the Registrant					X

23	Consent of FORVIS, LLP (f/k/a Dixon Hughes Goodman LLP)					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Annual Report on Form 10-K of SouthState Corporation, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 24th day of February 2023.

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

Signature	Title	Date

/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	February 24, 2023

/s/ William E. Matthews, v	Senior Executive Vice President,
William E. Matthews, V	Chief Financial Officer	February 24, 2023

/s/ Sara G. Arana	Senior Vice President and Principal
Sara G. Arana	Accounting Officer	February 24, 2023

/s/ Robert R. Hill, Jr.
Robert R. Hill, Jr.	Executive Chairman of the Board of Directors	February 24, 2023

/s/ Ronald M. Cofield, Sr.
Ronald M. Cofield, Sr.	Director	February 24, 2023

/s/ Shantella E. Cooper
Shantella E. Cooper	Director	February 24, 2023

/s/ Jean E. Davis
Jean E. Davis	Director	February 24, 2023

Martin B. Davis	Director
/s/ Douglas J. Hertz
Douglas J. Hertz	Director	February 24, 2023

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	February 24, 2023

/s/ John C. Pollok
John C. Pollok	Director	February 24, 2023

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	February 24, 2023

Signature	Title	Date

/s/ James W. Roquemore
James W. Roquemore	Director	February 24, 2023

/s/ David G. Salyers
David G. Salyers	Director	February 24, 2023

/s/ Joshua A. Snively
Joshua A. Snively	Director	February 24, 2023

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

On March 1, 2022, the Company completed the acquisition of Atlantic Capital Bancshares, Inc. (“Atlantic Capital”).  The Company is in the process of evaluating the existing controls and procedures of Atlantic Capital and integrating Atlantic Capital into the internal control over financial reporting.  In accordance with the SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, the Company has excluded Atlantic Capital from the assessment of the effectiveness of internal control over financial reporting as of December 31, 2022.  Atlantic Capital represented 9.3% of the Company’s total assets as of December 31, 2022.  The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Atlantic Capital that are included in the internal control over financial reporting.

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by FORVIS, LLP (formerly, Dixon Hughes Goodman LLP), an independent registered public accounting firm, as stated in their report which is included herein.

/s/ SouthState Corporation

Winter Haven, Florida

February 24, 2023

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

SouthState Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SouthState Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2022 and 2021, and for each of the three years in the period ended December 31, 2022, and our report dated February 24, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As described in management’s report on internal control, the scope of management’s assessment of internal control over financial reporting as of December 31, 2022, has excluded Atlantic Capital Bancshares, Inc. (“ACBI”) acquired on March 1, 2022.  We have also excluded ACBI from the scope of our audit of internal control over financial reporting.  ACBI represented 9.3 percent of consolidated total assets as of December 31, 2022.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s/ FORVIS, LLP

(Formerly, Dixon Hughes Goodman LLP)

Atlanta, Georgia

February 24, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

SouthState Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SouthState Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2023, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is the matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As of December 31, 2022, the Company’s loan portfolio was $30.2 billion and the associated allowance for credit losses (“ACL”) was $356.4 million.  As described in Notes 1 and 5 to the consolidated financial statements, the Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist and the Discounted Cash Flow method is utilized for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. In determining the proper level of the ACL, Management determined that the loss experience of the Company provides the best basis for its assessment of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Company’s operating environment and geographic area. Included in the

Company’s methodology to determine its ACL, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.

We identified the Company’s estimate of the ACL as a critical audit matter, specifically the macroeconomic factors and the application of those factors through the weighting of the ACL model calculation. The principal considerations for that determination included the high degree of judgement and subjectivity relating to management’s selection and application of the weighting of the macroeconomic data in the ACL model calculation. This required a high degree of auditor effort, including specialized skills and knowledge, and significant auditor judgment in evaluating the estimated credit losses for the loan portfolios.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for establishing the ACL, including the selection and application of macroeconomic data used in the ACL model calculation.
●	We evaluated the design and tested the operating effectiveness of controls relating to management’s determination of the ACL, including controls over:
o	Management’s process for selection of macroeconomic data used in the forecasts.
o	Management’s review of reliability and accuracy of data used to calculate and estimate the various components of the ACL, including accuracy of the calculation and validation procedures over the Models.
o	Management’s process to review the reasonableness of the forecasts, including any adjustments.
●	We evaluated the reasonableness of management’s selection of macroeconomic forecast weighting to the ACL, including the evaluation of data and information utilized by management by independently obtaining data and information to assess the appropriateness of the application of the macroeconomic factor weighting.
●	We evaluated the mathematical accuracy of the ACL, including the mathematical application of the macroeconomic factors.
●	We involved FORVIS’ valuation specialists to assist in evaluating the appropriateness of model inputs and assumptions and testing the design of the model calculation through a re-performance of the discounted cash flow.
●	We assessed the overall trends in credit quality, including adjustments for the qualitative factors by comparing the overall ACL to those recorded by the Company’s peer institutions.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

We have served as the Company's auditor since 2007.

Atlanta, Georgia

February 24, 2023

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents:
Cash and due from banks	$548,387	$476,653
Federal funds sold and interest-earning deposits with banks	580,491	6,018,915
Deposits in other financial institutions (restricted cash)	183,685	226,003
Total cash and cash equivalents	1,312,563	6,721,571
Trading securities, at fair value	31,263	77,689
Investment securities:
Securities held to maturity (fair value of $2,250,168 and $1,778,064)	2,683,241	1,819,901
Securities available for sale, at fair value	5,326,822	5,193,478
Other investments	179,717	160,568
Total investment securities	8,189,780	7,173,947
Loans held for sale	28,968	191,723
Loans:
Acquired - non-purchased credit deteriorated loans	5,943,092	5,890,069
Acquired - purchased credit deteriorated loans	1,429,731	1,987,322
Non-acquired loans	22,805,039	16,050,775
Less allowance for credit losses	(356,444)	(301,807)
Loans, net	29,821,418	23,626,359
Other real estate owned	1,023	2,736
Bank property held for sale	17,754	9,578
Premises and equipment, net	520,635	558,499
Bank owned life insurance ("BOLI")	964,708	783,049
Deferred tax assets	177,801	64,964
Derivatives assets	211,016	414,742
Mortgage servicing rights	86,610	65,620
Core deposit and other intangibles	116,450	128,067
Goodwill	1,923,106	1,581,085
Other assets	515,601	438,827
Total assets	$43,918,696	$41,838,456
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,168,656	$11,498,840
Interest-bearing	23,181,967	23,555,989
Total deposits	36,350,623	35,054,829
Federal funds purchased	213,597	381,195
Securities sold under agreements to repurchase	342,820	400,044
Corporate and subordinated debentures	392,275	327,066
Reserve for unfunded commitments	67,215	30,510
Derivative liabilities	1,034,143	288,561
Other liabilities	443,096	553,311
Total liabilities	38,843,769	37,035,516
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,704,563 and 69,332,297 shares issued and outstanding, respectively	189,261	173,331
Surplus	4,215,712	3,653,098
Retained earnings	1,347,042	997,657
Accumulated other comprehensive loss	(677,088)	(21,146)
Total shareholders’ equity	5,074,927	4,802,940
Total liabilities and shareholders’ equity	$43,918,696	$41,838,456

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$1,178,026	$990,519	$851,199
Investment securities:
Taxable	149,790	76,850	47,420
Tax-exempt	22,361	10,715	7,212
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	46,848	6,720	4,198
Total interest income	1,397,025	1,084,804	910,029
Interest expense:
Deposits	36,984	33,182	55,442
Federal funds purchased and securities sold under agreements to repurchase	4,503	1,189	1,950
Corporate and subordinated debentures	19,294	17,214	12,968
Other borrowings	573	44	13,204
Total interest expense	61,354	51,629	83,564
Net interest income	1,335,671	1,033,175	826,465
Provision (recovery) for credit losses	81,855	(165,273)	235,989
Net interest income after provision (recovery) for credit losses	1,253,816	1,198,448	590,476
Noninterest income:
Fees on deposit accounts	128,228	105,641	84,319
Mortgage banking income	17,790	64,599	106,202
Trust and investment services income	39,019	36,981	29,437
Correspondent banking and capital market income	78,755	110,048	64,743
SBA income	15,636	11,865	5,721
Securities gains, net	30	102	50
Other income	29,789	25,016	20,668
Total noninterest income	309,247	354,252	311,140
Noninterest expense:
Salaries and employee benefits	554,704	552,030	416,599
Occupancy expense	89,501	92,225	75,587
Information services expense	79,701	74,417	59,843
OREO and loan related expense	369	2,029	3,568
Amortization of intangibles	33,205	35,192	26,992
Supplies, printing and postage expense	9,621	9,659	8,679
Professional fees	15,331	10,629	14,033
FDIC assessment and other regulatory charges	23,033	17,982	10,713
Advertising and marketing	8,888	7,959	4,092
Extinguishment of debt cost	—	11,706	—
Merger and branch consolidation related expense	30,888	67,242	85,906
Swap termination expense	—	—	38,787
Other expense	84,460	67,351	52,845
Total noninterest expense	929,701	948,421	797,644
Earnings:
Income before provision for (benefit of) income taxes	633,362	604,279	103,972
Provision for (benefit of) income taxes	137,313	128,736	(16,660)
Net income	$496,049	$475,543	$120,632
Earnings per common share:
Basic	$6.65	$6.76	$2.20
Diluted	$6.60	$6.71	$2.19
Weighted average common shares outstanding:
Basic	74,551	70,393	54,756
Diluted	75,181	70,889	55,063

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$496,049	$475,543	$120,632
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(861,470)	(90,350)	47,401
Tax effect	206,281	21,485	(11,544)
Reclassification adjustment for gains included in net income	(30)	(102)	(50)
Tax effect	7	24	11
Net of tax amount	(655,212)	(68,943)	35,818
Unrealized gains on derivative financial instruments qualifying as cash flow hedges:
Unrealized holding losses arising during period	—	—	(33,512)
Tax effect	—	—	7,372
Reclassification adjustment for losses included in interest expense	—	—	47,303
Tax effect	—	—	(10,407)
Net of tax amount	—	—	10,756
Change in pension plan and retiree medical plan obligation:
Change in pension and retiree medical plan obligation during period	(1,110)	98	(160)
Tax effect	272	(23)	41
Reclassification adjustment for changes included in net income	143	174	152
Tax effect	(35)	(41)	(35)
Net of tax amount	(730)	208	(2)
Other comprehensive (loss) income, net of tax	(655,942)	(68,735)	46,572
Comprehensive (loss) income	$(159,893)	$406,808	$167,204

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Gain	Total
Balance, December 31, 2019	33,744,385	$84,361	$1,607,740	$679,895	$1,017	$2,373,013
Comprehensive income:
Net income	—	—	—	120,632	—	120,632
Other comprehensive income, net of tax effects	—	—	—	—	46,572	46,572
Total comprehensive income						167,204
Cash dividends declared on common stock at $1.88 per share	—	—	—	(98,256)	—	(98,256)
Employee stock purchases	32,476	81	1,456	—	—	1,537
Stock options exercised	52,331	131	1,550	—	—	1,681
Restricted stock awards	8,828	22	(22)	—	—	—
Stock issued pursuant to restricted stock units	307,096	768	(768)	—	—	—
Common stock repurchased - buyback plan	(320,000)	(800)	(23,915)	—	—	(24,715)
Common stock repurchased	(122,708)	(307)	(7,409)	—	—	(7,716)
Share-based compensation expense	—	—	23,318	—	—	23,318
Common stock issued for CenterState merger	37,271,069	93,178	2,153,149	—	—	2,246,327
Stock options and restricted stock acquired and converted pursuant to CenterState merger	—	—	10,307	—	—	10,307
Cumulative change in accounting principle due to the adoption of ASU 2016-13	—	—	—	(44,820)	—	(44,820)
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	475,543	—	475,543
Other comprehensive income, net of tax effects	—	—	—	—	(68,735)	(68,735)
Total comprehensive income						406,808
Cash dividends declared on common stock at $1.92 per share	—	—	—	(135,201)	—	(135,201)
Cash dividend equivalents paid on restricted stock units	—	—	—	(136)	—	(136)
Employee stock purchases	33,013	83	2,301	—	—	2,384
Stock options exercised	64,075	160	2,745	—	—	2,905
Stock issued pursuant to restricted stock units	93,085	233	(233)	—	—	—
Common stock repurchased - buyback plan	(1,817,941)	(4,545)	(141,823)	—	—	(146,368)
Common stock repurchased	(13,412)	(34)	(1,019)	—	—	(1,053)
Share-based compensation expense	—	—	25,721	—	—	25,721
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	496,049	—	496,049
Other comprehensive loss, net of tax effects	—	—	—	—	(655,942)	(655,942)
Total comprehensive loss						(159,893)
Cash dividends declared on common stock at $1.98 per share	—	—	—	(146,486)	—	(146,486)
Cash dividend equivalents paid on restricted stock units	—	—	—	(178)	—	(178)
Employee stock purchases	38,491	96	2,762	—	—	2,858
Stock options exercised	39,020	97	1,488	—	—	1,585
Restricted stock awards (forfeitures), net	(5,368)	(13)	13	—	—	—
Stock issued pursuant to restricted stock units	393,747	984	(983)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(112,389)	(281)	(8,845)	—	—	(9,126)
Share-based compensation expense	—	—	35,638	—	—	35,638
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$496,049	$475,543	$120,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,591	63,137	46,367
Provision (recovery) for credit losses	81,855	(165,273)	235,989
Deferred income taxes	123,540	67,850	(44,282)
Gains on sale of securities, net	(30)	(102)	(50)
Share-based compensation expense	35,638	25,721	23,318
Accretion of discount related to acquired loans	(36,411)	(29,658)	(56,170)
Extinguishment of debt cost - fair value marks	—	11,706	—
Losses on disposal of premises and equipment	2,876	856	5,010
Gains on sale of bank properties held for sale and repossessed real estate	(4,467)	(2,329)	(546)
Net amortization of premiums on investment securities	27,303	38,025	22,231
Bank properties held for sale and repossessed real estate write downs	273	2,067	1,085
Fair value adjustment for loans held for sale	6,052	6,920	4,705
Originations and purchases of loans held for sale	(1,411,770)	(3,045,145)	(2,959,310)
Proceeds from sales of loans held for sale	1,565,809	3,209,094	3,297,155
Losses (gains) on sales of loans held for sale	2,663	(72,124)	(120,077)
Increase in cash surrender value of BOLI	(23,058)	(18,221)	(10,170)
Net change in:
Accrued interest receivable	(32,829)	17,083	(19,362)
Prepaid assets	(3,090)	(1,250)	(8,945)
Operating leases	142	2,053	6,434
Bank owned life insurance	(1,290)	(202)	(1,231)
Trading securities	46,425	(35,154)	(10,674)
Derivative assets	207,682	399,157	98,807
Miscellaneous other assets	147	(79,312)	27,365
Accrued interest payable	2,609	(3,759)	(3,683)
Accrued income taxes	(17,218)	(53,843)	(77,946)
Derivative liabilities	741,583	(516,271)	(113,788)
Miscellaneous other liabilities	(144,181)	119,120	74,079
Net cash provided by operating activities	1,730,893	415,689	536,943
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	482,028	151,314	100,754
Proceeds from maturities and calls of investment securities held to maturity	230,003	104,958	2,534
Proceeds from maturities and calls of investment securities available for sale	575,877	805,342	957,250
Proceeds from sales and redemptions of other investment securities	13,226	1,533	71,788
Purchases of investment securities available for sale	(1,381,980)	(2,941,888)	(1,309,450)
Purchases of investment securities held to maturity	(1,099,691)	(975,266)	(958,391)
Purchases of other investment securities	(20,359)	(1,659)	(85,511)
Net (increase) decrease in loans	(3,855,268)	745,085	(156,360)
Net cash received (paid in) acquisitions	250,115	(39,929)	2,566,376
Recoveries of loans previously charged off	19,173	13,800	11,776
Purchase of bank owned life insurance	(85,966)	(205,566)	—
Purchases of premises and equipment	(17,670)	(28,418)	(16,930)
Proceeds from redemption and payout of bank owned life insurance policies	3,267	307	19,655
Proceeds from sale of bank properties held for sale and repossessed real estate	20,706	42,657	19,156
Proceeds from sale of premises and equipment	6,143	8,469	7,131
Net cash (used in) provided by investing activities	(4,860,396)	(2,319,261)	1,229,778
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,780,132)	4,367,662	2,902,023
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(224,822)	1,573	79,379
Proceeds from borrowings	—	25,000	500,000
Repayment of borrowings	(13,000)	(100,878)	(1,200,103)
Common stock issuance	2,858	2,384	1,537
Common stock repurchases	(119,330)	(147,421)	(32,431)
Dividends paid	(146,664)	(135,337)	(98,256)
Stock options exercised	1,585	2,905	1,681
Net cash (used in) provided by financing activities	(2,279,505)	4,015,888	2,153,830
Net (decrease) increase in cash and cash equivalents	(5,409,008)	2,112,316	3,920,551
Cash and cash equivalents at beginning of period	6,721,571	4,609,255	688,704
Cash and cash equivalents at end of period	$1,312,563	$6,721,571	$4,609,255
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$67,126	$55,387	$87,246
Income taxes	$35,144	$126,207	$103,801
Recognition of operating lease assets in exchange for lease liabilities	$12,635	$9,623	$9,426
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$3,500,692	$34,838	$18,825,354
Other intangible assets acquired	20,791	—	140,862
Liabilities assumed	3,205,694	2,343	17,270,550
Net identifiable assets acquired over liabilities assumed	342,021	15,816	561,042
Common stock issued in acquisition	659,772	—	2,246,327
Real estate acquired in full or in partial settlement of loans	1,972	3,642	4,660

The Accompanying Notes are an Integral Part of the Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates SouthState|Duncan-Williams, Securities Corp. (“SouthState|DuncanWilliams”), which it acquired on February 1, 2021. SouthState|Duncan-Williams is a registered broker-dealer, headquartered in Memphis, Tennessee, that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. The Company also operates a correspondent banking division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. The Bank provides general banking services within a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia.

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are 13 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate approximately $118.6 million of trust preferred securities at December 31, 2022. During 2021, seven unconsolidated subsidiaries of the Company, approximately $39.9 million of trust preferred securities in the aggregate, were dissolved as the Company redeemed the trust preferred debt. See Note 11—Other Borrowings for further detailed descriptions of our trust preferred securities.

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

Segments

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. While the Company’s decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses for loans and investment securities held to maturity, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, loss estimates related to loans and other real estate acquired, evaluating impairment of investment securities, goodwill and other intangible impairment tests and valuation of deferred tax assets.

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

Concentrations of Credit Risk

The Bank provides agribusiness, commercial, and residential and other consumer loans to customers primarily throughout South Carolina, North Carolina, Florida, Alabama, Virginia and Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of their borrowers’ abilities to honor their contracts is dependent upon economic conditions within South Carolina, North Carolina, Florida, Alabama, Virginia, Georgia and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.0 billion at December 31, 2022. Based on this criteria, we had eight such credit concentrations at December 31, 2022, including loans on hotels and motels of $1.0 billion, loans to lessors of nonresidential buildings (except mini-warehouses) of $5.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.7 billion, loans to lessors of residential buildings (investment properties and multi-family) of $1.8 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $5.4 billion, loans secured by jumbo (original loans greater than $548,250) 1st mortgage 1-4 family owner occupied residential property of $2.3 billion and loans secured by business assets including accounts receivable, inventory and equipment of $2.1 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2022 and 2021, the Bank’s CDL concentration ratio was 64.8% and 55.2%, respectively, and its CRE concentration ratio was 249.0% and 238.5%, respectively. As of December 31, 2022, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. These agreements were considered to be cash equivalents with maturities within less than one year. The Company held $108.9 million in securities under agreements to resell at December 31, 2022.

Trading Securities

Through its Correspondent Banking Department and the Bank’s wholly owned broker dealer SouthState|Duncan-Williams, the Company purchases trading securities and subsequently sells them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries and mortgage-backed agency securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income.

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

The accounting guidance for TDRs has been superseded with the issuance of ASU 2020-04, which was adopted on January 1, 2023. This ASU’s expanded disclosures on loan modifications to borrowers experiencing financial difficulty will replace the prior TDR disclosures for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Please see Recent Accounting Pronouncements below for more details.

Allowance for Credit Losses (“ACL”)

The Company complies with the requirements of Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, sometimes referred to herein as ASU 2016-13. Topic 326 was subsequently amended by ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; ASU No. 2019-05, Codification Improvements to Topic 326, Financial Instruments-Credit Losses; and ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This standard applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities and unfunded commitments. We applied the standard’s provisions using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2020.

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of December 31, 2022, the Company had $2.7 billion of held to maturity securities and no related valuation account. As of December 31, 2022, the held to maturity portfolio consisted of U.S. Government Agency, U.S. Government Agency Residential and Commercial Mortgage-backed securities, and Small Business Administration loan-backed securities. At December 31, 2022, management does not believe that a fair value below amortized cost is due to credit related factors.

ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changed the accounting for recognizing impairment on available for sale debt securities. Each quarter, management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Consolidated Statements of Income. Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and December 31, 2021, the accrued interest receivables for investment securities recorded in Other Assets were $28.2 million and $19.2 million, respectively.

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

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL. The Company did not early adopt ASU No. 2020-04, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, that allows for the retirement of TDR guidance. The Company adopted ASU No. 2020-04 effective January 1, 2023.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2022 and December 31, 2021, the accrued interest receivables for loans recorded in Other Assets were $105.4 million and $70.6 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2022 and December 31, 2021, the liability recorded for expected credit losses on unfunded commitments was $67.2 million and $30.5 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. The Company discloses former branch site assets as bank property held for sale and reports on a separate line on the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Consolidated Statements of Income in the merger and branch consolidation related expense line item. Subsequent adjustments to this value are described in the following paragraph.

The Company reports subsequent declines in the fair value of OREO and bank properties held for sale below the new cost basis through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of these properties, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from the current valuations used to determine the fair value of these properties. Management reviews the value of these properties periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded as OREO Expense and Loan Related Expense, a component of Noninterest Expense in the Consolidated Statements of Income. Expenses related to bank property held for sale, as well as gains or losses on sales and any subsequent adjustments to the value, are recorded in Other Expenses, a component of Noninterest Expense in the Consolidated Statements of Income.

Business Combinations and Method of Accounting for Loans Acquired

The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value, which now requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or recovery for credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

Leases (Topic 842)

Right-of-Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determined that we do not have any leases classified as finance leases, and that all of our leases are operating leases, with the exception of the two minor finance leases acquired through the merger with CenterState. ROU assets and liabilities for operating leases are recognized at commencement date based on present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. For operating leases, lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term.

As of December 31, 2022 and 2021, we had ROU assets of $108.0 million and $110.3 million, respectively, recorded within Premises and Equipment on the Consolidated Balance Sheets and a lease liability of $115.6 million and $115.9 million, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and client list intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2022 and December 31, 2021, the balance of goodwill was $1.9 billion and $1.6 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

ASU No. 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under this guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate a goodwill impairment charge using Step 2 which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value. This guidance was effective for the Company as of January 1, 2020.

The Company evaluated the carrying value of goodwill as of October 31, 2022, our annual test date, considering the effects of COVID-19 and other market conditions and determined that no impairment charge was necessary.

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

Mortgage Servicing Rights (“MSRs”) and SBA Servicing Asset

The Company has a mortgage loan servicing portfolio with related mortgage servicing rights. MSRs represent the present value of the future net servicing fees from servicing mortgage loans. Servicing assets and servicing liabilities must be initially measured at fair value, if practicable. For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market. The Company uses the fair value measurement option for MSRs.

For the SBA servicing asset, in early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, the Company began using a third-party vendor analysis of future cash flows to determine the fair value of the servicing asset. In prior periods, the SBA servicing asset was recorded at amortized cost.

The methodology used to determine the fair value of MSRs and SBA servicing asset is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Risks inherent in the MSRs and SBA servicing asset valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs and SBA servicing asset is significantly affected by interest rates available in the marketplace, which influence loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of Mortgage Banking Income. SBA servicing asset is carried at fair value with changes in fair value recorded as a component of SBA Income in the Consolidated Statements of Income. The Company also uses derivative instruments to economically mitigate the income statement effect of changes in fair value due to changes in valuation inputs and assumptions of its MSRs and SBA servicing asset.

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

Revenue from Contracts with Customers (Topic 606)

The majority of our revenue is derived primarily from interest income from receivables (loans) and securities. Other revenues are derived from fees received in connection with deposit accounts, mortgage banking activities including gains from the sale of loans and loan origination fees, correspondent banking activities including revenue from the sale of fixed income securities and fees from hedging services, and trust and investment advisory services. We recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. For years 2022, 2021 and 2020, gross interchange and debit card transaction fees totaled $40.7 million, $38.3 million and $30.2 million, respectively, while related network costs totaled $18.5 million, $20.3 million and $16.5 million, respectively. On a net basis, the Company reported $22.2 million, $18.0 million and $13.7 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income within Noninterest Income for the years ended December 31, 2022, 2021, and 2020.

The Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and SouthState Advisory, Inc., the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $39.0 million, $37.0 million and $29.4 million, respectively, for the years ended December 31, 2022, 2021 and 2020. The Bank contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $129.7 million, $107.3 million and $85.7 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.1 million active contracts at December 31, 2022. The Company has disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $266.8 million, $255.4 million and $182.8 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Total revenue derived from contracts in which services are transferred over time was $20.2 million, $19.9 million and $17.9 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to SouthState Advisory, Inc., customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service. Neither the contract liabilities nor the accounts receivables balances are material to the Company’s Consolidated Balance Sheets.

Performance Obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The performance obligations for these contracts are satisfied as the service is provided to the customer (either over time or at a point in time). The payment terms of the contracts are typically based on a basis point percentage of the investment account market value, fee per hour of service, or fee for service incurred. There are no significant financing components in the contracts. Excluding deposit services revenues, which are mostly billed at a point in time as a fee for services incurred, all other contracts contain variable consideration in that fees earned are derived from market values of accounts or from hours worked for services performed which determines the amount of consideration to which we are entitled. The variability is resolved when the hours are incurred or services are provided. The contracts do not include obligations for returns, refunds, or warranties. The contracts are specific to the amounts owed to the Company for services performed during a period should the contracts be terminated.

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through SouthState Advisory, Inc. and some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. The Company has adopted the right-to-invoice practical expedient for trust management contracts through SouthState Bank, which we contract with our customers to perform IRA, Trust, and/or Custody services.

Advertising Costs

The Company expenses advertising costs as they are incurred and advertising communication costs the first time the advertising takes place. The Company may establish accruals for anticipated advertising expenses within the course of a fiscal year.

Comprehensive (Loss) Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available for sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the Consolidated Balance Sheets. Such items, along with net income, are components of total comprehensive (loss) income (see Consolidated Statements of Comprehensive (Loss) Income on page F-7).

Employee Benefit Plans

The Company’s post retirement plans are accounted for in accordance with FASB ASC 715, Compensation—Retirement Benefits, which requires the Company to recognize the funded status in its statement of financial position. See Note 18—Post-Retirement Benefits for information regarding our post-retirement benefit plans. The expected costs of the post retirement benefit plans are expensed over the period that employees provide service.

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19—Share-Based Compensation for the amount the Company recognized as expense for the years ended December 31, 2022, 2021 and 2020.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income tax accounts.  As of December 31, 2022 and 2021, there were no material accruals for uncertain tax positions. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the state of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, Virginia, and in the city of New York City. Generally, the Company’s federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2019.

Earnings Per Share

Basic earnings per share (“EPS”) represents income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflects additional shares that would have been outstanding if dilutive potential shares had been issued. Potential shares that may be issued by the Company relate solely to outstanding stock options, restricted stock and restricted stock units (non-vested shares and vested shares subject to a holding period), and are determined using the treasury stock method. Under the treasury stock method, the number of incremental shares is determined by assuming the issuance of stock for the outstanding stock options, reduced by the number of shares assumed to be repurchased from the issuance proceeds, using the average market price for the year of the Company’s stock. Weighted-average shares for the basic and diluted EPS calculations have been reduced by the average number of unvested restricted shares.

Derivative Financial Instruments

The Company’s interest rate risk management strategy incorporates the use of derivative financial instruments. Historically, the Company has used interest rate swaps to essentially convert a portion of its variable-rate debt to a fixed rate. Cash flows related to variable-rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable-rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire unrealized gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedged instrument and related swap are terminated before maturity. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. The Company did not use cash flow hedges for the years ended December 31, 2022 or December 31, 2021.

The Company maintains loan swaps which are accounted for as a fair value hedge. This derivative protects the Company from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. Fair value hedges convert the fixed rate to a floating rate (see Note 28—Derivative Financial Instruments). For discussion related to Reference Rate Reform, please refer to the caption “Issued But Not Yet Adopted Accounting Standards” within this Note 1—Summary of Significant Accounting Policies.

The Company’s risk management strategy for its mortgage banking activities incorporates derivative instruments used to economically hedge both the value of the mortgage servicing rights and the mortgage pipeline. These derivative instruments are not designated as hedges and are not speculative in nature. The derivative instruments that are used to hedge the value of the mortgage servicing rights include financial forwards, futures contracts, and options written and purchased. When-issued securities and mandatory cash forward trades are typically used to hedge the mortgage pipeline. These instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate.

The Company’s risk management strategy also incorporates the use of interest rate swap contracts that help in managing interest rate risk within the loan portfolio and foreign currency exchange. These derivatives are not designated as hedges and are not speculative, and result from a service the Company provides to certain customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously economically hedged by offsetting interest rate swaps that the Company executes with a third-party, such that the Company minimizes its net risk exposure resulting from such transactions. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings (See Note 28—Derivative Financial Instruments).

During 2022, the Company determined the variation margin payments for its interest rate swaps centrally cleared through London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”) meet the legal characteristics of daily settlements of the derivatives (settle-to-market) rather than collateral (collateralize-to-market). As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value of the single unit of account is reported in Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets, as opposed to interest-earning deposits (restricted cash) within Cash and Cash Equivalents or interest-bearing deposits within Total

Deposits. In addition, the expense or income attributable to the variation margin payments for the centrally cleared swaps is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income, as opposed to Interest Income or Interest Expense. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. Refer to the section titled “Reclassification and Correction” within this Note 1—Summary of Significant Accounting Policies for more information.

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

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in Other Comprehensive Income rather than Net Income. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in Net Income in the period of the change (see Note 28—Derivative Financial Instruments for further disclosure).

Reclassification and Correction

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on net income and shareholders’ equity.

As previously noted, the variation margin payment and the related derivative instruments centrally cleared through LCH and CME are considered a single unit of account for accounting and financial reporting purposes (see Note 1— Summary of Significant Accounting Policies, section titled “Derivative Financial Instruments”). Depending on the net position, the fair value is reported in Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets, as opposed to interest-earning deposits (restricted cash) within Cash and Cash Equivalent or interest-bearing deposits within Total Deposits. In addition, the expense or income attributable to the variation margin payments for the centrally cleared swaps is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income, as opposed to Interest Income or Interest Expense. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. As a result of the correction from collateralize-to-market accounting treatment previously applied by the Company to settle-to-market accounting treatment, all prior periods presented herein have been corrected, for what management has concluded to be an immaterial correction.

The tables below disclose the net change (increase or (decrease)) included in all the Consolidated Balance Sheets and Consolidated Statements of Income line items, as well as capital ratios in the Consolidated Financial Statements in this Form 10-K, as a result of the change in accounting treatment. There was no impact to Net Income or Shareholders’ Equity as previously reported.

(Dollars in thousands)	December 31,
BALANCE SHEET	2021
Assets:
Effect to deposits in other financial institutions (restricted cash)	$(121,576)
Net effect to total assets	$(121,576)

Liabilities:
Effect to derivative liabilities	$(121,576)
Net effect to total liabilities	$(121,576)

Shareholders’ equity
Effect to shareholders' equity	$—
$—

(Dollars in thousands)	Year Ended December 31,
INCOME STATEMENT	2021
Interest income:
Effect to interest income on federal funds sold and interest-earning
deposits with banks	$(43)
Net effect to interest income	$(43)
Net effect to net interest income	$(43)

Noninterest Income:
Effect to correspondent banking and capital market income	$43
Net effect to noninterest income	$43
Net effect to net income	$—

As of December 31, 2021		% Effect
Effect to Tier 1 leverage ratio	Consolidated	0.03%
	Bank	0.03%
Effect to CET 1 risk-based capital ratio	Consolidated	0.01%
	Bank	0.01%
Effect to Tier 1 risk-based capital ratio	Consolidated	0.01%
	Bank	0.01%
Effect to Total risk-based capital ratio	Consolidated	0.01%
	Bank	0.01%

Subsequent Events

The Company has evaluated subsequent events for accounting and disclosure purposes through the date the financial statements are issued. See Note 31—Subsequent Events for further information.

Recent Accounting and Regulatory Pronouncements

Issued But Not Yet Adopted Accounting Standards

In March 2022, FASB issued ASU No. 2020-04, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU No. 2020-04 effective January 1, 2023, and aside from the changes to the disclosures required by this ASU, the ASU is will not have a material impact on our consolidated financial statements.

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequently expanded the scope of ASU No. 2020-04 with the issuance of ASU No. 2021-01 and extended the sunset date to December 31, 2024 with ASU No. 2022-06. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that will be discontinued. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate that will be discontinued because of reference rate reform. The amendments in this update were effective for all entities as of March 12, 2020 and may be applied through December 31, 2022. An entity may elect to apply the amendments in this update to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. An entity may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected, the amendments in this update must be applied prospectively for all eligible contract modifications and hedging relationships.

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

ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2022-06 extended the effective date through December 31, 2024. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, ASU 2021-01, and ASU 2022-06 as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures.

Note 2—Mergers and Acquisitions

Atlantic Capital Bancshares, Inc. (“Atlantic Capital” or “ACBI”)

On March 1, 2022, the Company acquired all of the outstanding common stock of Atlantic Capital in a stock transaction. Upon the terms and subject to the conditions set forth therein, Atlantic Capital merged with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Atlantic Capital’s wholly owned banking subsidiary, Atlantic Capital Bank, N.A. (“ACB”) merged with and into the Bank, which continues as the surviving bank. Shareholders of Atlantic Capital received 0.36 shares of the Company’s common stock for each share of Atlantic Capital common stock they owned. In total, the purchase price for Atlantic Capital was $657.8 million.

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

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $342.0 million. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

During the years ended December 31, 2022 and 2021, the Company incurred approximately $18.5 million and $1.7 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger and Branch Consolidation Related Expenses on the Company’s Consolidated Statements of Income.

The Atlantic Capital transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

		Initial		Subsequent
	As Recorded	Fair Value		Fair Value		As Recorded by
(Dollars in thousands)	by Atlantic Capital	Adjustments		Adjustments		the Company
Assets
Cash and cash equivalents	$250,134	$24	(a)	$—		$250,158
Investment securities	717,332	(13,622)	(b)	—		703,710
Loans, net of allowance and mark	2,394,256	(18,964)	(c)	(5,614)	(c)	2,369,678
Premises and equipment	16,892	2,608	(d)	—		19,500
Intangible assets	22,572	(1,781)	(e)	—		20,791
Bank owned life insurance	74,613	—		—		74,613
Deferred tax asset	30,231	2,273	(f)	(1,025)	(f)	31,479
Other assets	45,274	(1,277)	(g)	7,557	(g)	51,554
Total assets	$3,551,304	$(30,739)		$918		$3,521,483

Liabilities
Deposits:
Noninterest-bearing	$1,411,671	$—		$—		$1,411,671
Interest-bearing	1,616,970	—		—		1,616,970
Total deposits	3,028,641	—		—		3,028,641
Federal funds purchased and securities sold under agreements to repurchase	50,000	—		—		50,000
Other borrowings	74,131	4,286	(h)	—		78,417
Other liabilities	50,711	(2,075)	(i)	—		48,636
Total liabilities	3,203,483	2,211		—		3,205,694
Net identifiable assets acquired over (under) liabilities assumed	347,821	(32,950)		918		315,789
Goodwill	—	342,939		(918)		342,021
Net assets acquired over liabilities assumed	$347,821	$309,989		$—		$657,810

Consideration:
SouthState Corporation common shares issued						7,330,803
Purchase price per share of the Company's common stock						$90.00

Company common stock issued ($659,772) and cash exchanged for fractional shares ($19)						$659,791
Stock option conversion						1,135
Restricted stock unit conversion						2,870
Restricted stock awards conversion (unvested awards)						(5,986)
Fair value of total consideration transferred						$657,810

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

(f)— Represents deferred tax asset related to fair value adjustments with effective tax rate of 23.9%, which includes an adjustment from Atlantic Capital’s effective tax rate to the Company’s effective tax rate. The difference in effective tax rates relates to state income taxes.

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

Comparative and Pro Forma Financial Information for the Atlantic Capital Acquisition

Pro-forma data for the years ended December 31, 2022 and 2021 listed in the table below presents pro-forma information as if the Atlantic Capital acquisition occurred at the beginning of 2021. These results combine the historical results of Atlantic Capital in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2021.

Merger-related costs of $18.5 million incurred during 2022 and $1.7 million incurred during 2021 from the Atlantic Capital acquisition were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by Atlantic Capital in either 2022 or 2021. The core system conversion for the Atlantic Capital merger was completed during third quarter of 2022. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Total revenues (net interest income plus noninterest income)	$1,660,034	$1,523,299
Net interest income	$1,347,258	$1,152,738
Net adjusted income available to the common shareholder	$526,776	$523,360
EPS – basic	$6.96	$6.73
EPS – diluted	$6.90	$6.69

The disclosures regarding the results of operations for Atlantic Capital subsequent to the acquisition date are omitted as this information is not practical to obtain. The majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Atlantic Capital’s results of operation on a stand-alone basis.

SouthState|Duncan-Williams Securities Corp. (“SouthState|Duncan-Williams”)

On February 1, 2021, the Company completed its acquisition of SouthState|Duncan-Williams, a 52-year-old family- and employee-owned registered broker-dealer, headquartered in Memphis, Tennessee, serving primarily institutional clients across the U.S. in the fixed income business. SouthState|Duncan-Williams firm became an operating subsidiary of the Bank immediately following the transaction.

In total, the purchase price for SouthState|Duncan-Williams was $48.3 million, including an additional premium of $8.0 million that is payable after three years from the date of acquisition. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $15.8 million. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Note 3—Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022:
U.S. Government agencies	$197,262	$—	$(29,787)	$167,475
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	—	(255,093)	1,336,553
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	—	(69,664)	404,996
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	—	(66,304)	296,282
Small Business Administration loan-backed securities	57,087	—	(12,225)	44,862
	$2,683,241	$—	$(433,073)	$2,250,168
December 31, 2021:
U.S. Government agencies	$112,913	$—	$(2,627)	$110,286
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,120,104	14	(24,278)	1,095,840
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	174,178	—	(4,937)	169,241
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	350,116	304	(8,021)	342,399
Small Business Administration loan-backed securities	62,590	—	(2,292)	60,298
	$1,819,901	$318	$(42,155)	$1,778,064

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2022:
U.S. Treasuries	$272,416	$—	$(6,778)	$265,638
U.S. Government agencies	245,972	—	(26,884)	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,996,405	—	(298,052)	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,337	—	(107,292)	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,196,700	2,542	(198,844)	1,000,398
State and municipal obligations	1,269,525	1,210	(205,883)	1,064,852
Small Business Administration loan-backed securities	491,203	302	(46,695)	444,810
Corporate securities	35,583	—	(2,945)	32,638
	$6,216,141	$4,054	$(893,373)	$5,326,822
December 31, 2021:
U.S. Government agencies	$98,882	$—	$(1,765)	$97,117
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,700	5,324	(25,985)	1,831,039
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	730,949	5,957	(10,911)	725,995
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,220,233	5,438	(18,430)	1,207,241
State and municipal obligations	798,211	16,697	(2,219)	812,689
Small Business Administration loan-backed securities	502,812	2,330	(4,479)	500,663
Corporate securities	18,509	234	(9)	18,734
	$5,221,296	$35,980	$(63,798)	$5,193,478

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2022:
Federal Home Loan Bank stock	$15,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,808
$179,717
December 31, 2021:
Federal Home Loan Bank stock	$16,283
Federal Reserve Bank stock	129,716
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	11,006
$160,568

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2022, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2022 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$205,822	$201,700
Due after one year through five years	101,112	93,106	387,280	369,174
Due after five years through ten years	370,429	327,045	1,144,740	998,177
Due after ten years	2,211,700	1,830,017	4,478,299	3,757,771
	$2,683,241	$2,250,168	$6,216,141	$5,326,822

The following table summarizes information with respect to sales of available for sale securities:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Securities Available for Sale:
Sale proceeds	$482,028	$151,314	$100,754
Gross realized gains	103	750	662
Gross realized losses	(73)	(648)	(612)
Net realized gain	$30	$102	$50

There was a net realized gain of $30,000 on the sale of securities for the year ended December 31, 2022, compared to a net gain of $102,000 and $50,000 for the years ended December 31, 2021 and December 31, 2020, respectively.

There were no sales of held to maturity securities for years ended December 31, 2022, 2021 or 2020.

The Company had 1,311 securities with gross unrealized losses at December 31, 2022. Information pertaining to securities with gross unrealized losses at December 31, 2022 and 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$5,514	$78,833	$24,273	$88,642
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	65,181	513,086	189,912	823,467
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30,284	277,868	39,380	127,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,318	82,895	51,986	213,387
Small Business Administration loan-backed securities	—	—	12,225	44,862
	$115,297	$952,682	$317,776	$1,297,486
Securities Available for Sale
U.S. Treasuries	$6,778	$265,638	$—	$—
U.S. Government agencies	8,193	138,807	18,691	80,281
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	42,767	459,773	255,285	1,238,580
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	21,450	274,082	85,842	326,963
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,156	206,228	181,688	767,002
State and municipal obligations	97,084	616,631	108,799	391,848
Small Business Administration loan-backed securities	2,152	92,535	44,543	264,933
Corporate securities	2,209	28,374	736	4,264
	$197,789	$2,082,068	$695,584	$3,073,871
December 31, 2021:
Securities Held to Maturity
U.S. Government agencies	$1,745	$86,168	$882	$24,118
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	18,768	868,327	5,510	184,819
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	4,937	169,240	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,902	154,963	3,119	75,450
Small Business Administration loan-backed securities	1,281	37,408	1,011	22,890
	$31,633	$1,316,106	$10,522	$307,277
Securities Available for Sale
U.S. Government agencies	$529	$73,353	$1,236	$23,763
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,381	1,274,934	8,604	221,435
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	10,911	432,300	—	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,120	846,581	5,310	98,106
State and municipal obligations	1,867	123,987	352	8,579
Small Business Administration loan-backed securities	2,720	179,168	1,759	110,309
Corporate securities	9	4,991	—	—
	$46,537	$2,935,314	$17,261	$462,192

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2022 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1—Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At December 31, 2022 and 2021, investment securities with a carrying value of $2.6 billion and $2.1 billion, respectively, were pledged to secure public funds deposits and for other purposes required and permitted by law. At December 31, 2022 and 2021, the carrying amount of the securities pledged to collateralize repurchase agreements was $443.2 million and $471.3 million, respectively.

Trading Securities

At December 31, 2022 and 2021, trading securities, at estimated fair value, were as follows:

	December 31,	December 31,
(Dollars in thousands)	2022	2021
U.S. Government agencies	$11,190	$5,154
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	—	6,853
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	—	12,315
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,589	29,667
State and municipal obligations	13,993	20,798
Other debt securities	1,491	2,902
	$31,263	$77,689

Net (losses) gains on trading securities for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net (losses) gains on sales transaction	$(1,326)	$1,326	$1,184
Net mark to mark losses	(237)	(273)	(57)
Net (losses) gains on trading securities	$(1,563)	$1,053	$1,127

Note 4—Loans

The following is a summary of total loans:

	December 31,
(Dollars in thousands)	2022	2021
Loans:
Construction and land development (1)	$2,860,360	$2,029,216
Commercial non-owner occupied	8,072,959	6,735,699
Commercial owner occupied real estate	5,460,193	4,970,116
Consumer owner occupied (2)	5,162,042	3,638,364
Home equity loans	1,313,168	1,168,594
Commercial and industrial	5,313,483	3,761,133
Other income producing property	696,242	696,804
Consumer	1,278,426	904,657
Other loans	20,989	23,583
Total loans	30,177,862	23,928,166
Less allowance for credit losses	(356,444)	(301,807)
Loans, net	$29,821,418	$23,626,359
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the years ended December 31, 2022 and 2021, to include net deferred costs of $49.7 million compared to net deferred costs of $15.9 million, respectively, and unamortized discount total related to loans acquired of $72.1 million compared to $68.0 million, respectively. Accrued interest receivable (AIR) of $105.4 million and $70.6 million are accounted for separately and reported in other assets for the periods December 31, 2022 and 2021.

The Company purchased loans through its acquisition of Atlantic Capital in the first quarter of 2022, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$875,751	$742,985	$134,996	$63,439	$14,521	$29,442	$65,656	$1,926,790
Special mention	1,643	988	268	76	7,219	2,068	—	12,262
Substandard	214	10,409	11	2,326	—	4,282	—	17,242
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$877,608	$754,382	$135,275	$65,841	$21,740	$35,798	$65,656	$1,956,300

Commercial non-owner occupied
Risk rating:
Pass	$2,245,943	$1,849,079	$816,791	$959,707	$506,350	$1,417,397	$108,759	$7,904,026
Special mention	7,579	4,225	936	11,036	24,067	32,110	5,000	84,953
Substandard	13,256	25,557	609	9,383	6,472	26,366	2,257	83,900
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$2,266,778	$1,878,862	$818,336	$980,205	$536,889	$1,475,873	$116,016	$8,072,959

Commercial Owner Occupied
Risk rating:
Pass	$1,046,562	$1,136,289	$725,040	$709,669	$446,497	$1,080,522	$75,506	$5,220,085
Special mention	3,620	25,263	3,383	7,934	7,160	34,724	1,294	83,378
Substandard	12,861	34,210	19,962	16,502	9,487	62,808	895	156,725
Doubtful	—	—	1	—	—	4	—	5
Total commercial owner occupied	$1,063,043	$1,195,762	$748,386	$734,105	$463,144	$1,178,058	$77,695	$5,460,193

Commercial and industrial
Risk rating:
Pass	$1,566,203	$895,368	$506,655	$274,446	$212,522	$333,286	$1,386,678	$5,175,158
Special mention	5,885	3,782	3,401	1,859	3,378	1,316	24,347	43,968
Substandard	6,308	27,974	4,770	6,591	6,783	8,476	32,876	93,778
Doubtful	—	—	—	—	155	422	2	579
Total commercial and industrial	$1,578,396	$927,124	$514,826	$282,896	$222,838	$343,500	$1,443,903	$5,313,483

Other income producing property
Risk rating:
Pass	$149,793	$92,887	$60,473	$46,189	$47,155	$107,436	$46,179	$550,112
Special mention	952	957	1,257	378	190	3,652	2,328	9,714
Substandard	876	359	1,281	300	214	11,214	1,065	15,309
Doubtful	401	—	—	—	—	136	—	537
Total other income producing property	$152,022	$94,203	$63,011	$46,867	$47,559	$122,438	$49,572	$575,672

Consumer owner occupied
Risk rating:
Pass	$5,947	$3,124	$1,811	$418	$68	$332	$15,910	$27,610
Special mention	537	20	136	284	—	—	66	1,043
Substandard	13	95	12	1,614	—	202	151	2,087
Doubtful	—	—	—	—	1	—	—	1
Total Consumer owner occupied	$6,497	$3,239	$1,959	$2,316	$69	$534	$16,127	$30,741

Other loans
Risk rating:
Pass	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$20,989	$—	$—	$—	$—	$—	$—	$20,989

Total Commercial Loans
Risk rating:
Pass	$5,911,188	$4,719,732	$2,245,766	$2,053,868	$1,227,113	$2,968,415	$1,698,688	$20,824,770
Special mention	20,216	35,235	9,381	21,567	42,014	73,870	33,035	235,318
Substandard	33,528	98,604	26,645	36,716	22,956	113,348	37,244	369,041
Doubtful	401	1	1	79	156	568	2	1,208
Total Commercial Loans	$5,965,333	$4,853,572	$2,281,793	$2,112,230	$1,292,239	$3,156,201	$1,768,969	$21,430,337

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$570,166	$360,488	$206,586	$38,866	$24,728	$49,321	$76,680	$1,326,835
Special mention	2,347	3,067	186	—	1,557	1,715	487	9,359
Substandard	960	210	2,304	326	543	2,209	—	6,552
Doubtful	1	—	—	—	—	8	—	9
Total Construction and land development	$573,474	$363,765	$209,076	$39,192	$26,828	$53,253	$77,167	$1,342,755

Commercial non-owner occupied
Risk rating:
Pass	$1,812,512	$798,171	$1,061,021	$676,803	$494,618	$1,371,729	$102,763	$6,317,617
Special mention	16,683	12,985	14,138	36,875	25,729	110,109	—	216,519
Substandard	23,035	160	64,408	23,346	31,952	56,477	2,139	201,517
Doubtful	—	—	—	—	—	46	—	46
Total Commercial non-owner occupied	$1,852,230	$811,316	$1,139,567	$737,024	$552,299	$1,538,361	$104,902	$6,735,699

Commercial Owner Occupied
Risk rating:
Pass	$1,182,722	$780,339	$801,162	$549,642	$428,163	$980,701	$69,739	$4,792,468
Special mention	9,152	4,257	7,331	10,860	22,792	49,083	115	103,590
Substandard	7,375	2,907	8,587	2,053	18,600	34,431	80	74,033
Doubtful	—	1	—	—	—	24	—	25
Total commercial owner occupied	$1,199,249	$787,504	$817,080	$562,555	$469,555	$1,064,239	$69,934	$4,970,116

Commercial and industrial
Risk rating:
Pass	$1,198,849	$618,676	$360,551	$267,772	$178,538	$219,339	$860,134	$3,703,859
Special mention	2,759	1,519	2,434	1,268	3,224	3,871	3,281	18,356
Substandard	738	5,965	8,212	2,653	3,438	5,183	12,701	38,890
Doubtful	—	—	5	3	2	16	2	28
Total commercial and industrial	$1,202,346	$626,160	$371,202	$271,696	$185,202	$228,409	$876,118	$3,761,133

Other income producing property
Risk rating:
Pass	$105,533	$73,583	$67,173	$76,971	$56,343	$142,183	$56,190	$577,976
Special mention	1,580	1,851	1,063	232	1,381	13,526	424	20,057
Substandard	1,304	482	298	166	787	12,531	46	15,614
Doubtful	—	—	—	—	—	6	—	6
Total other income producing property	$108,417	$75,916	$68,534	$77,369	$58,511	$168,246	$56,660	$613,653

Consumer owner occupied
Risk rating:
Pass	$3,513	$2,874	$1,099	$85	$139	$820	$16,977	$25,507
Special mention	1,219	180	2,430	81	—	3	—	3,913
Substandard	—	16	238	—	—	223	—	477
Doubtful	—	—	—	1	—	145	—	146
Total Consumer owner occupied	$4,732	$3,070	$3,767	$167	$139	$1,191	$16,977	$30,043

Other loans
Risk rating:
Pass	$23,583	$—	$—	$—	$—	$—	$—	$23,583
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$23,583	$—	$—	$—	$—	$—	$—	$23,583

Total Commercial Loans
Risk rating:
Pass	$4,896,878	$2,634,131	$2,497,592	$1,610,139	$1,182,529	$2,764,093	$1,182,483	$16,767,845
Special mention	33,740	23,859	27,582	49,316	54,683	178,307	4,307	371,794
Substandard	33,412	9,740	84,047	28,544	55,320	111,054	14,966	337,083
Doubtful	1	1	5	4	2	245	2	260
Total Commercial Loans	$4,964,031	$2,667,731	$2,609,226	$1,688,003	$1,292,534	$3,053,699	$1,201,758	$17,476,982

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,695,454	$1,467,080	$657,005	$315,458	$187,580	$792,572	$—	$5,115,149
30 days past due	1,316	1,254	1,681	664	272	2,028	—	7,215
60 days past due	255	337	579	—	242	1,650	—	3,063
90 days past due	—	944	776	454	664	3,036	—	5,874
Total Consumer owner occupied	$1,697,025	$1,469,615	$660,041	$316,576	$188,758	$799,286	$—	$5,131,301

Home equity loans
Days past due:
Current	$5,921	$5,231	$3,282	$1,560	$1,955	$17,941	$1,272,848	$1,308,738
30 days past due	—	—	155	77	418	422	1,586	2,658
60 days past due	—	—	19	36	70	26	540	691
90 days past due	—	—	60	87	—	611	323	1,081
Total Home equity loans	$5,921	$5,231	$3,516	$1,760	$2,443	$19,000	$1,275,297	$1,313,168

Consumer
Days past due:
Current	$407,825	$206,003	$111,210	$86,008	$44,303	$141,053	$248,314	$1,244,716
30 days past due	718	194	78	174	63	1,255	17,471	19,953
60 days past due	55	103	107	36	144	557	9,836	10,838
90 days past due	126	60	58	66	165	1,660	784	2,919
Total consumer	$408,724	$206,360	$111,453	$86,284	$44,675	$144,525	$276,405	$1,278,426

Construction and land development
Days past due:
Current	$466,475	$351,485	$50,472	$14,053	$7,006	$13,588	$379	$903,458
30 days past due	2	—	—	57	23	43	—	125
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	436	—	—	41	—	477
Total Construction and land development	$466,477	$351,485	$50,908	$14,110	$7,029	$13,672	$379	$904,060

Other income producing property
Days past due:
Current	$45,717	$21,421	$4,937	$2,663	$4,322	$40,680	$624	$120,364
30 days past due	—	—	—	—	—	62	—	62
60 days past due	—	—	—	—	—	23	—	23
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$45,717	$21,421	$4,937	$2,663	$4,322	$40,886	$624	$120,570

Total Consumer Loans
Days past due:
Current	$2,621,392	$2,051,220	$826,906	$419,742	$245,166	$1,005,834	$1,522,165	$8,692,425
30 days past due	2,036	1,448	1,914	972	776	3,810	19,057	30,013
60 days past due	310	440	705	72	456	2,256	10,376	14,615
90 days past due	126	1,004	1,330	607	829	5,469	1,107	10,472
Total Consumer Loans	$2,623,864	$2,054,112	$830,855	$421,393	$247,227	$1,017,369	$1,552,705	$8,747,525

The following table presents total loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$8,589,197	$6,907,684	$3,112,648	$2,533,623	$1,539,466	$4,173,570	$3,321,674	$30,177,862

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,192,449	$710,828	$405,138	$246,487	$228,876	$810,605	$4	$3,594,387
30 days past due	354	666	234	472	1,068	2,230	—	5,024
60 days past due	—	330	218	254	111	928	—	1,841
90 days past due	235	574	691	549	274	4,746	—	7,069
Total Consumer owner occupied	$1,193,038	$712,398	$406,281	$247,762	$230,329	$818,509	$4	$3,608,321

Home equity loans
Days past due:
Current	$7,128	$5,648	$4,745	$2,180	$993	$24,716	$1,116,621	$1,162,031
30 days past due	6	49	68	71	24	491	2,200	2,909
60 days past due	—	—	—	—	—	603	339	942
90 days past due	75	65	172	180	22	1,548	650	2,712
Total Home equity loans	$7,209	$5,762	$4,985	$2,431	$1,039	$27,358	$1,119,810	$1,168,594

Consumer
Days past due:
Current	$298,779	$169,443	$127,757	$69,892	$36,304	$151,948	$44,864	$898,987
30 days past due	229	364	208	191	132	1,570	137	2,831
60 days past due	145	82	90	124	90	658	17	1,206
90 days past due	74	121	181	109	29	1,119	—	1,633
Total consumer	$299,227	$170,010	$128,236	$70,316	$36,555	$155,295	$45,018	$904,657

Construction and land development
Days past due:
Current	$411,728	$204,368	$33,965	$13,429	$8,484	$14,185	$162	$686,321
30 days past due	—	24	—	—	—	—	—	24
60 days past due	—	—	—	—	—	12	—	12
90 days past due	—	—	—	—	—	104	—	104
Total Construction and land development	$411,728	$204,392	$33,965	$13,429	$8,484	$14,301	$162	$686,461

Other income producing property
Days past due:
Current	$22,131	$5,620	$4,906	$4,977	$6,303	$37,575	$1,379	$82,891
30 days past due	—	—	—	—	—	90	—	90
60 days past due	—	—	—	—	—	156	—	156
90 days past due	—	—	—	—	—	14	—	14
Total other income producing property	$22,131	$5,620	$4,906	$4,977	$6,303	$37,835	$1,379	$83,151

Total Consumer Loans
Days past due:
Current	$1,947,911	$1,095,907	$576,511	$336,965	$280,960	$1,039,029	$1,147,334	$6,424,617
30 days past due	589	1,103	510	734	1,224	4,381	2,337	10,878
60 days past due	145	412	308	378	201	2,357	356	4,157
90 days past due	384	760	1,044	838	325	7,531	650	11,532
Total Consumer Loans	$1,949,029	$1,098,182	$578,373	$338,915	$282,710	$1,053,298	$1,150,677	$6,451,184

The following table presents total loans by origination year as of December 31, 2021:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans	$6,913,060	$3,765,913	$3,187,599	$2,026,918	$1,575,244	$4,106,997	$2,352,435	$23,928,166

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
December 31, 2022
Construction and land development	$2,146	$3,653	$—	$5,799	$2,853,734	$827	$2,860,360
Commercial non-owner occupied	1,158	978	77	2,213	8,050,321	20,425	8,072,959
Commercial owner occupied	10,748	2,059	2,231	15,038	5,410,066	35,089	5,460,193
Consumer owner occupied	6,001	744	40	6,785	5,137,950	17,307	5,162,042
Home equity loans	2,527	361	—	2,888	1,303,964	6,316	1,313,168
Commercial and industrial	24,500	11,677	1,704	37,881	5,258,473	17,129	5,313,483
Other income producing property	1,623	1,480	298	3,401	690,107	2,734	696,242
Consumer	19,713	10,655	—	30,368	1,243,660	4,398	1,278,426
Other loans	—	—	—	—	20,989	—	20,989
	$68,416	$31,607	$4,350	$104,373	$29,969,264	$104,225	$30,177,862
December 31, 2021
Construction and land development	$1,176	$59	$43	$1,278	$2,026,371	$1,567	$2,029,216
Commercial non-owner occupied	3,591	2,110	96	5,797	6,709,993	19,909	6,735,699
Commercial owner occupied	2,756	1,732	626	5,114	4,950,470	14,532	4,970,116
Consumer owner occupied	4,046	533	—	4,579	3,615,602	18,183	3,638,364
Home equity loans	2,565	913	—	3,478	1,158,861	6,255	1,168,594
Commercial and industrial	50,451	26,639	3,991	81,081	3,672,611	7,441	3,761,133
Other income producing property	879	424	106	1,409	691,320	4,075	696,804
Consumer	2,672	840	1	3,513	897,688	3,456	904,657
Other loans	—	—	—	—	23,583	—	23,583
	$68,136	$33,250	$4,863	$106,249	$23,746,499	$75,418	$23,928,166

The following is a summary of information pertaining to nonaccrual loans by class, including restructured loans:

	December 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2022	90 Days Accruing(1)	with no allowance(1)	2021
Construction and land development	$827	$—	$10	$1,567
Commercial non-owner occupied	20,425	77	6,976	19,909
Commercial owner occupied real estate	35,089	2,231	14,638	14,532
Consumer owner occupied	17,307	40	11	18,183
Home equity loans	6,316	—	1,568	6,255
Commercial and industrial	17,129	1,704	4,912	7,441
Other income producing property	2,734	298	—	4,075
Consumer	4,398	—	—	3,456
Total loans on nonaccrual status	$104,225	$4,350	$28,115	$75,418
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2022.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the Consolidated Statements of Income when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 1—Summary of Significant Accounting Policies for further detailed on individually evaluated loans.

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2022	Coverage	%	2021	Coverage	%
Commercial owner occupied real estate
Church	$—	$—		$1,953	$2,308	118%
Other	14,638	38,900	266%	4,656	12,200	262%
Commercial non-owner occupied real estate
Hotel	—	—		1,822	4,100	225%
Other	6,450	10,900	169%	6,949	9,630	139%
Commercial and industrial
Other	4,808	5,591	116%	—	—
Home equity loans
Residential 1-4 family dwelling	1,523	1,671	110%	—	—
Total collateral dependent loans	$27,419	$57,062		$15,380	$28,238

The Bank designates individually evaluated loans (excluding TDRs) on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. During the second quarter of 2020, the Bank increased the threshold limit for loans individually evaluated from $500,000 to $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased by $12.0 million from December 31, 2021 compared to the balance at December 31, 2022.

In the course of resolving delinquent loans, the Bank may choose to restructure the contractual terms of certain loans. Any loans that are modified are reviewed by the Bank to determine if a TDR, sometimes referred to herein as a restructured loan, has occurred. The Bank designates loan modifications as TDRs when it grants a concession to a borrower that it would not otherwise consider due to the borrower experiencing financial difficulty (FASB ASC Topic 310-40). The concessions granted on TDRs generally include terms to reduce the interest rate, extend the term of the debt obligation, or modify the payment structure on the debt obligation. See Note 1—Summary of Significant Accounting Policies for how such modifications are factored into the determination of the ACL for the periods presented above.

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

The Company elected the accounting policy in the CARES Act to not apply TDR accounting to loans modified for borrowers impacted by the COVID-19 pandemic if the concession met the criteria stipulated in the CARES Act. This election was applied starting April 2020 until September 2022. The election has since expired. Details in regards to the Company’s implemented loan modification programs in response to the COVID-19 pandemic under the CARES Act is disclosed under the Note 1—Summary of Significant Accounting Policies.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022			2021
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Amortized	Amortized	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	5	$3,643	$3,643	—	$—	$—
Commercial owner occupied	5	3,937	3,937	1	276	276
Consumer owner occupied	1	95	95	—	—	—
Commercial and industrial	4	305	305	1	33	33
Other income producing property	1	71	71	1	206	206
Total interest rate modifications	16	$8,051	$8,051	3	$515	$515
Term modification
Construction and land development	1	$129	$129	—	$—	$—
Commercial non-owner occupied	1	367	367	1	316	316
Commercial owner occupied	3	1,426	1,426	—	—	—
Commercial and industrial	3	3,059	3,059	1	38	38
Total term modifications	8	$4,981	$4,981	2	$354	$354
	24	$13,032	$13,032	5	$869	$869

At December 31, 2022 and 2021, the balance of accruing TDRs was $13.5 million and $11.2 million, respectively. The Company had $582,000 and $537,000 remaining availability under commitments to lend additional funds on restructured loans at December 31, 2022 and 2021, respectively. The amount of specific reserve associated with restructured loans was $14.7 million and $2.5 million at December 31, 2022 and 2021, respectively.

The following table presents the changes in status of loans restructured within the previous 12 months as of December 31, 2022 by type of concession. The subsequent defaults in this case had no impact on the expected credit losses.

	Paying Under
	Restructured Terms		Converted to Nonaccrual		Foreclosures and Defaults
	Number	Amortized	Number	Amortized	Number	Amortized
(Dollars in thousands)	of Loans	Cost	of Loans	Cost	of Loans	Cost
Interest rate modification	16	$8,051	—	$—	—	$—
Term modification	5	3,900	—	—	3	1,081
	21	$11,951	—	$—	3	$1,081

Note 5—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Year Ended December 31, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(197)	(19)	(445)	(21)	(4)	(10,214)	—	—	(1,976)	(368)	(10,202)	(23,446)
Recoveries	1,233	231	3,981	8	1,104	2,426	—	—	1,327	581	8,282	19,173
Net recoveries (charge offs)	1,036	212	3,536	(13)	1,100	(7,788)	—	—	(649)	213	(1,920)	(4,273)
Provision (benefit) (1)	22,953	(444)	(2,107)	3,988	4,744	7,355	(1,663)	284	(7,990)	(4,074)	8,409	31,455
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$72,751	$406	$12,616	$8,800	$44,748	$22,767	$3,545	$706	$48,740	$74,424	$43,935	$333,438
Individually evaluated	233	—	2,462	—	286	—	—	—	7,829	2,268	1,689	14,767
Total quantitative allowance	72,984	406	15,078	8,800	45,034	22,767	3,545	706	56,569	76,692	45,624	348,205
Qualitative allowance	(796)	(1)	(192)	174	376	—	139	143	1,514	1,793	5,089	8,239
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Year Ended December 31, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(204)	—	(1,002)	(29)	(87)	(8,809)	—	—	(2,052)	(863)	(3,853)	(16,899)
Recoveries	1,547	146	2,256	60	1,861	2,075	3	—	970	1,070	3,812	13,800
Net recoveries (charge offs)	1,343	146	1,254	31	1,774	(6,734)	3	—	(1,082)	207	(41)	(3,099)
Provision (benefit) (1)	(17,868)	(773)	(4,627)	52	(31,378)	3,321	(2,969)	(945)	(34,228)	(44,979)	(18,009)	(152,403)
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$45,575	$611	$12,954	$4,989	$37,159	$21,887	$4,921	$565	$60,353	$77,494	$25,702	$292,210
Individually evaluated	150	—	91	—	434	—	—	—	590	196	1,003	2,464
Total quantitative allowance	45,725	611	13,045	4,989	37,593	21,887	4,921	565	60,943	77,690	26,705	294,674
Qualitative allowance	1,311	—	280	8	—	1,262	—	—	851	1,959	1,462	7,133
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Year Ended December 31, 2020
Allowance for credit losses:
Balance at beginning of period January 1, 2020	$6,128	$15	$4,327	$815	$6,211	$4,350	$1,557	$956	$10,879	$15,219	$6,470	$56,927
Impact of Adoption	5,455	11	3,849	779	5,588	3,490	1,391	914	9,505	13,898	6,150	51,030
Initial PCD Allowance	406	3	289	—	351	669	97	—	898	656	39	3,408
Adjusted CECL balance, January 1, 2020	$11,989	$29	$8,465	$1,594	$12,150	$8,509	$3,045	$1,870	$21,282	$29,773	$12,659	$111,365
Impact of merger on provision for non-PCD loans	16,712	226	4,227	4,893	7,673	3,836	1,212	919	25,393	35,067	9,284	109,442
Initial Allowance for PCD loans acquired during period	29,935	804	5,119	1,302	6,035	6,120	902	1,003	34,077	45,787	18,320	149,404
Charge-offs	(528)	(24)	(1,053)	(32)	(347)	(6,158)	—	—	(1,205)	(601)	(4,654)	(14,602)
Recoveries	1,143	455	1,251	111	1,407	1,922	71	—	1,089	518	3,810	11,777
Net recoveries (charge offs)	615	431	198	79	1,060	(4,236)	71	—	(116)	(83)	(844)	(2,825)
Provision (benefit) (1)	4,310	(252)	(1,311)	(2,954)	40,279	12,333	2,657	(2,282)	16,468	13,877	6,798	89,923
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$54,656	$1,238	$14,625	$4,733	$67,188	$18,435	$7,887	$685	$91,106	$116,571	$38,805	$415,929
Individually evaluated	82	—	77	—	9	120	—	—	948	6	7	1,249
Total quantitative allowance	54,738	1,238	14,702	4,733	67,197	18,555	7,887	685	92,054	116,577	38,812	417,178
Qualitative allowance	8,823	—	1,996	181	—	8,007	—	825	5,050	7,844	7,405	40,131
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
(1)	Provision for credit losses of $36.7 million was recorded during 2022 compared to a negative provision (recovery) for credit losses of $12.9 million recorded during 2021 and a provision for credit losses of $43.4 million during 2020 for the release for unfunded commitments, which is not included in the table above.

Note 6—Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of the changes in the carrying value of OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Premises Held for Sale	Total
Balance, December 31, 2020	$11,914	$36,006	$47,920
Measurement period adjustment pertaining to CenterState acquisition	—	(1,226)	(1,226)
Additions, net	3,642	4,373	8,015
Writedowns	(1,949)	(118)	(2,067)
Sold	(10,871)	(29,457)	(40,328)
Balance, December 31, 2021	$2,736	$9,578	$12,314
Additions, net	1,972	21,003	22,975
Writedowns	(114)	(159)	(273)
Sold	(3,571)	(12,668)	(16,239)
Balance, December 31, 2022	$1,023	$17,754	$18,777

At December 31, 2022, there were a total of 6 properties included in OREO which compares to 12 properties included in OREO, at December 31, 2021. At December 31, 2022, there were a total of 17 properties included in bank premises held for sale which compares to 9 properties included in premises held for sale at December 31, 2021. At December 31, 2022, the Company had $245,000 in residential real estate included in OREO and $2.8 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2022	2021
Land					$133,105	$145,276
Buildings and leasehold improvements	15	-	40	years	395,360	404,655
Equipment and furnishings	3	-	10	years	178,676	169,271
Lease right of use assets					107,979	110,311
Construction in process					4,145	14,518
Total					819,265	844,031
Less accumulated depreciation					(298,630)	(285,532)
					$520,635	$558,499

Depreciation expense charged to operations was $29.4 million, $29.2 million, and $25.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022 and 2021, computer software with an original cost of $23.2 million and $43.5 million, respectively, were being amortized using the straight-line method over thirty-six months. Amortization expense totaled $4.9 million, $4.8 million, and $2.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. There were no capitalized implementation costs in 2022 related to internal use software.

See Note 21—Lease Commitments for further details on lease right of use assets.

Note 8—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion and $1.6 billion, respectively, at December 31, 2022 and December 31, 2021. The Company added $342.9 million in goodwill related to the Atlantic Capital acquisition in the first quarter of 2022. The Company made subsequent fair value adjustments related to the Atlantic Capital merger in the second quarter of 2022 that decreased goodwill by $1.5 million and another subsequent fair value adjustments related to the Atlantic Capital merger in the fourth quarter of 2022 that increased goodwill by $581,000.

The Company evaluated the carrying value of goodwill as of October 31, 2022, its annual test date, and concluded that no impairment charge was necessary. The Company will continue to monitor the impact of COVID-19 and other market conditions on the Company’ business, operating results, cash flows and/or financial condition. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Balance at beginning of period	$1,581,085	$1,563,942
Additions:
Goodwill from Atlantic Capital acquisition	342,021	—
Goodwill from SouthState|Duncan-Williams acquisition	—	15,816
Goodwill subsequent fair value adjustment from CenterState acquisition	—	1,327
Balance at end of period	$1,923,106	$1,581,085

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

	December 31,
(Dollars in thousands)	2022	2021
Gross carrying amount	$278,971	$257,874
Accumulated amortization	(162,521)	(129,807)
	$116,450	$128,067

Amortization expense totaled $33.2 million, $35.2 million and $27.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 2 and 15 years.

In early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, which was recorded at fair value on acquisition date, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period. As a result of the change in accounting treatment, the Company will no longer amortize the SBA servicing asset and therefore excluded the SBA servicing asset from the future amortization expense table presented below. The fair value of the SBA servicing asset was $6.1 million at December 31, 2022.

Estimated amortization expense for other intangibles, excluding the SBA servicing asset, for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2023	$27,558
2024	22,395
2025	18,766
2026	15,232
2027	11,756
Thereafter	14,675
$110,382

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2022	2021
Noninterest-bearing checking	$13,168,656	$11,498,840
Interest-bearing checking	8,955,519	9,018,987
Savings	3,464,351	3,350,547
Money market	8,342,111	8,376,380
Time deposits	2,419,986	2,810,075
Total deposits	$36,350,623	$35,054,829

At December 31, 2022 and 2021, the Company had $487.2 million and $603.2 million in certificates of deposits of $250,000 and greater, respectively. At December 31, 2022 and 2021, the Company held $150.0 million and $325.0 million of traditional, out-of-market brokered deposits, respectively.

At December 31, 2022, the scheduled maturities of time deposits (includes $6.0 million of other time deposits) of all denominations are as follow:

(Dollars in thousands)
Year ended December 31:
2023	$1,778,372
2024	384,954
2025	159,744
2026	60,090
2027	33,870
Thereafter	2,956
$2,419,986

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date.

Federal Funds Purchased

Information concerning federal funds purchased is summarized below:

Federal Funds Purchased	December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased	$213,597	4.31%	$381,195	0.08%	$384,735	0.00%
Average for the year:
Federal funds purchased	$278,251	1.35%	$482,471	0.09%	$222,742	0.17%
Maximum month-end balance:
Federal funds purchased	$370,876		$508,248		$384,735

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

At December 31, 2022 and December 31, 2021, the Company’s repurchase agreements totaled $342.8 million and $400.0 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2022 and December 31, 2021. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $443.2 million and $471.3 million at December 31, 2022 and December 31, 2021, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged. Information concerning securities sold under agreements to repurchase is summarized below:

Securities Sold Under Repurchase Agreements	December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Securities sold under repurchase agreements	$342,820	0.40%	$400,044	0.16%	$394,931	0.33%
Average for the year:
Securities sold under repurchase agreements	$395,141	0.19%	$395,498	0.20%	$330,368	0.47%
Maximum month-end balance:
Securities sold under repurchase agreements	$458,580		$435,302		$396,948

Note 11—Other Borrowings

The Company’s other borrowings were as follows:

			2022				2021
					Weighted				Weighted
		Interest			Average	Interest			Average
		Rate at		Average	Interest	Rate at		Average	Interest
(Dollars in thousands)	Maturity	12/31/2022	Balance	Balance	Rate	12/31/2021	Balance	Balance	Rate
Short-term borrowings:
FHLB Advances	Various	—%	$—			—%	$—
FRB Borrowings	Various	—%	—			—%	—
US Bank Line of Credit	Daily	—%	—			—%	—
Total short-term borrowings		—%	$—	$10,959	5.22%	—%	$—	$1,986	2.22%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	6.56%	$12,372			1.99%	$12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	6.56%	8,248			1.99%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	6.36%	20,619			1.79%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	6.93%	6,186			2.97%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	6.97%	4,124			2.40%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	6.49%	3,093			1.92%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	6.17%	10,310			1.60%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	6.17%	10,310			1.60%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	6.34%	15,464			1.77%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	6.32%	10,310			1.75%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	6.47%	5,155			1.90%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	5.48%	4,124			1.87%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	6.50%	8,248			1.91%	8,248
Fair Market Value Discount Trust Preferred Debt Acquired			(1,162)				(1,398)
Total Junior Subordinated Debt		6.39%	117,401	117,277	3.49%	1.89%	117,165	130,048	1.97%

Landmark Bancshares subordinated debt(2)	6/30/2027	—%	—			6.50%	13,000
CenterState Bank Corporation subordinated debt(3)	6/1/2030	5.75%	200,000			5.75%	200,000
Atlantic Capital Bancshares, Inc. subordinated debt(4)	9/1/2030	5.50%	75,000			—%	—
Fair Market Value Premium subordinated debt acquired			2,604				—
Long-term subordinated debt costs			(2,730)				(3,099)
Total Subordinated Debt		5.68%	274,874	268,877	5.70%	5.80%	209,901	222,765	5.81%

Total long-term borrowings		5.89%	$392,275	$386,154	5.03%	4.40%	$327,066	$352,813	4.36%

Total borrowings		5.89%	$392,275	$397,113	5.03%	4.40%	$327,066	$354,799	4.35%

(1) All of the junior subordinated debt above is adjustable rate based on three-month LIBOR plus a spread ranging from 140 basis points to 285 basis points.

(2) The Notes bore interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022. On June 30, 2022, the Notes were set to convert to a floating rate equal to three-month LIBOR plus 467 basis points. The Notes were redeemed by the Company on June 30, 2022.

(3) The $200 million in Notes bear interest at a fixed rate of 5.75% per year, to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 basis points. The Notes may be redeemed by the Company after June 1, 2025. The balance in the table above is net of debt issuance costs.

(4) The Notes bear interest at a fixed rate of 5.50% per year, from, and including, August 20, 2020, to, but excluding, September 1, 2025. On September 1, 2025, the Notes convert to a floating rate equal to three-month LIBOR plus 536 basis points. The Notes may be redeemed by the Company on or after September 1, 2025. These notes were acquired in the ACBI acquisition on March 1, 2022 and are net of the fair value discount noted in the table above.

Short-Term Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2022 and 2021, there were no outstanding short-term borrowings. For the years ended December 31, 2022 and 2021, the average balance for short-term borrowings was $11.0 million and $2.0 million, respectively. The year-to-date weighted average cost for the years ended December 31, 2022 and 2021 was 5.22% and 2.22%, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2022, were approximately $5.5 billion and investment securities and cash pledged were approximately $597.6 million. This allows the Company a total borrowing capacity at the FHLB of approximately $4.2 billion. After accounting for letters of credit totaling $2.1 million, the Company had unused net credit available with the FHLB in the amount of approximately $4.2 billion at December 31, 2022. The Company also has a total borrowing capacity at the FRB of $782.0 million at December 31, 2022 secured by a blanket lien on $1.3 billion in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2022.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2022.

As of December 31, 2022, the sole assets of the trusts were an aggregate of $117.4 million, net of unamortized discount, of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2022, the Company had a $117.4 million liability for the junior subordinated debt securities, net of a $1.2 million discount recorded on Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I and Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over a four-year period.

As of December 31, 2022, and 2021, there was $117.4 million (net of discount of $1.2 million) and $117.2 million (net of discount of $1.4 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2022 was 6.39% and the weighted average cost year-to-date for the year ended December 31, 2022 was 3.49%. This does not take into account the unamortized discount at period end or the discount amortization recorded during the year. If the discount were taken into account, the weighted average cost year-to-date for the period ending December 31, 2022 would be 3.73%. The weighted average cost of the junior subordinated debt at period end December 31, 2021 was 1.89% and the weighted average cost year to date for the year ended December 31, 2021 was 1.97%. If the discount were taken into account, the weighted average cost year-to-date would be 2.85% for the period ending December 31, 2021. During the second quarter of 2021, the Company redeemed $38.5 million in trust preferred securities that were assumed in the merger with CenterState. With the redemption of the trust preferred securities, the remaining fair value mark on these borrowings of $11.7 million was written off as an extinguishment of debt cost.

The Company’s trust preferred securities are included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2022, the Company had a $274.9 million liability for subordinated debt. The Company assumed $78.4 million of subordinated debentures from Atlantic Capital on March 1, 2022, which was partially offset by the redemption of $13.0 million in subordinated debentures in late June 2022.

The weighted average cost of the subordinated debt at period end December 31, 2022 was 5.68% and the weighted average cost year to date for the year ended December 31, 2022 was 5.70%. The weighted average cost of the subordinated debt at period end December 31, 2021 was 5.80% and the weighted average cost year to date for the year ended December 31, 2021 was 5.81%. This does not take into account unamortized debt issuance costs and the unaccreted premium and the amortization of the debt issuance costs and the premium accretion recorded during the year. If the debt issuance costs and premium accretion were taken into account, the weighted average cost year to date for the year ended December 31, 2022 and 2021 would be 5.55% and 6.06%, respectively.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. At December 31, 2022, all of the Company’s subordinated debentures totaling $275.0 million qualified for Tier 2 capital treatment. During the first quarter of 2022, the Company assumed $75.0 million in subordinated debentures with the ACBI acquisition and subsequently redeemed $13.0 million in subordinated debentures in June 2022. During the second quarter of 2021, the Company redeemed $25.0 million in subordinated debentures and repaid $11.0 million of matured subordinated notes. The $11.0 million of subordinated notes that matured in 2021 did not qualify for Tier 2 capital treatment.

Line of Credit

On November 14, 2022, the Company entered into an amendment and restatement to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 13, 2023, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 1.40% plus monthly reset term SOFR Rate. As of December 31, 2022 and 2021, there was no outstanding balance associated with the line of credit. There were no amounts outstanding during 2022 for the U.S. Bank line of credit. For the year ended December 31, 2021, the average balance for U.S. Bank line of credit was $2.0 million and year-to-date weighted average cost for the years ended December 31, 2021 was 2.22%.

Principal maturities of other borrowings, net of unamortized discount or debt issuance costs, are summarized below:

Junior
	Subordinated	Subordinated
(Dollars in thousands)	Debt	Debt	Total
Year Ended December 31,
2023	$—	$—	$—
2024	—	—	—
2025	—	—	—
2026	—	—	—
2027	—	—	—
Thereafter	117,401	274,874	392,275
	$117,401	$274,874	$392,275

Note 12—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current:
Federal	$5,940	$43,959	$16,245
State	7,044	16,512	13,296
Total current tax expense	12,984	60,471	29,541
Deferred:
Federal	103,875	61,521	(36,801)
State	20,454	6,744	(9,400)
Total deferred tax expense (benefit)	124,329	68,265	(46,201)
Provision (benefit) for income taxes	$137,313	$128,736	$(16,660)

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2022, 2021 and 2020 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income taxes at federal statutory rate	$133,006	$126,899	$21,834
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	21,491	18,372	3,077
Non-deductible merger expenses	415	—	1,344
Increase in cash surrender value of BOLI policies	(5,105)	(3,866)	(2,389)
Tax-exempt interest	(7,828)	(5,450)	(2,257)
Income tax credits	(13,667)	(11,759)	(7,138)
Non-deductible FDIC premiums	3,287	2,380	1,364
Non-deductible executive compensation	4,319	530	1,016
Benefit of tax loss carryback under CARES Act	—	—	(31,468)
Other, net	1,395	1,630	(2,043)
	$137,313	$128,736	$(16,660)

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

As a result of the CARES Act, tax law changed to include the ability to carry back net operating losses ("NOLs") generated in 2018 through 2020 for five years, which was previously disallowed under The Tax Reform Act. Due to differences in tax and GAAP accounting rules, which relates to a tax method change to fair value for loans, the Company filed a short period tax return as of the merger date, which generated a net operating loss (“NOL”). This loss was carried back to the 2015 through 2017 tax years at a 35% tax rate, generating an income tax benefit of $31.5 million during 2020.

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2022	2021
Allowance for credit losses	$101,416	$81,767
Share-based compensation	10,509	6,290
Pension plan and post-retirement benefits	1,157	752
Deferred compensation	14,583	14,437
Purchase accounting adjustments	1,484	—
Accrued expenses	6,953	—
Other real estate owned	877	1,577
Net operating loss and tax credit carryforwards	27,271	20,659
Nonaccrual Interest	566	88
Lease liability	27,675	28,514
Mark to market assets	—	11,788
Unrealized losses on investment securities available for sale	215,013	6,691
Other	1,277	719
Total deferred tax assets	408,781	173,282
Depreciation	22,442	21,028
Intangible assets	23,558	27,732
Net deferred loan costs	10,431	3,579
Right of use assets	25,848	27,136
Prepaid expense	836	725
Mark to market liabilities	110,122	—
Tax deductible goodwill	9,090	5,994
Mortgage servicing rights	21,371	16,100
Purchase accounting adjustments	—	890
Other	1,776	302
Total deferred tax liabilities	225,474	103,486
Net deferred tax assets before valuation allowance	183,307	69,796
Less, valuation allowance	(5,506)	(4,832)
Net deferred tax assets	$177,801	$64,964

The Company had federal NOL and realized built-in loss carryforwards of $78.5 million and $61.8 million for the years ended December 31, 2022 and 2021, respectively, which expire in varying amounts between 2026 to 2036. All of the Company's loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company's ability to utilize certain tax deductions (realized built-in losses or “RBIL”) due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. The Company acquired federal net operating loss carryforwards of $48.4 million in the acquisition of Atlantic Capital Bank in the current year. Of that amount, $40.6 million was from previous acquisitions by Atlantic Capital, and $7.8 million was generated on the final tax return filing. The NOL of $7.8 million was fully utilized in the current year by the Company. The other NOLs of $40.6 million acquired from Atlantic Capital are subject to a combined annual Section 382 limitation of $4.8 million. In total, the allowable deduction for all loss carryforwards on an annual basis is $25.5 million. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs.

The Company also has acquired state net operating losses in Georgia, Florida and Alabama. These are also subject to annual limitations under Section 382, similar to the federal NOLs. The company expects all Section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company has state net operating loss carryforwards of $160.4 million and $169.4 million for the years ended December 31, 2022 and 2021, respectively, most of which expire in varying amounts through 2039. There is a valuation allowance of $5.5 million on $137.7 million of state operating loss carryforwards at the parent company for which realizability is uncertain.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2022.

As of December 31, 2022, the Company had no material unrecognized tax benefits or accrued interest and penalties. It is the Company's policy to account for interest and penalties accrued relative to unrecognized tax benefits as a component of income tax expense.

Generally, the Company's federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2019.

Note 13—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Business development and staff related	$19,015	$14,571	$8,721
Bankcard expense	3,576	3,459	2,224
Other loan expense	8,646	7,562	5,105
Director and shareholder expense	4,382	5,486	4,175
Armored carrier and courier expense	2,650	3,081	2,449
Property and sales tax	4,037	3,487	3,936
Bank service charge expense	2,472	2,147	1,725
Fraud and operational charge-off expense	11,202	4,727	2,231
Low income housing tax credit partnership amortization	9,722	9,986	12,977
Donations	4,112	2,563	2,121
Deposit earnings credit expense	4,507	2,809	—
Other	10,139	7,473	7,181
	$84,460	$67,351	$52,845

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2022	2021	2020
Basic earnings per common share:
Net income	$496,049	$475,543	$120,632
Weighted-average basic common shares	74,551	70,393	54,756
Basic earnings per common share	$6.65	$6.76	$2.20
Diluted earnings per common share:
Net income	$496,049	$475,543	$120,632
Weighted-average basic common shares	74,551	70,393	54,756
Effect of dilutive securities	630	496	307
Weighted-average dilutive shares	75,181	70,889	55,063
Diluted earnings per common share	$6.60	$6.71	$2.19

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
(Shares in thousands)	2022			2021			2020
Number of shares			57,169			57,169			136,844
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$61.42	to	$91.35

Note 15—Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, were as follows:

		Unrealized Gains and	Gains (Losses) on
	Benefit	(Losses) on Securities	Cash Flow
(Dollars in thousands)	Plans	Available for Sale	Hedges	Total
Balance at December 31, 2019	$(149)	$11,922	$(10,756)	$1,017
Other comprehensive income (loss) before reclassifications	(119)	35,857	(26,140)	9,598
Amounts reclassified from accumulated other comprehensive income	117	(39)	36,896	36,974
Net comprehensive income (loss)	(2)	35,818	10,756	46,572
Balance at December 31, 2020	(151)	47,740	—	47,589
Other comprehensive income (loss) before reclassifications	75	(68,865)	—	(68,790)
Amounts reclassified from accumulated other comprehensive loss	133	(78)	—	55
Net comprehensive income (loss)	208	(68,943)	—	(68,735)
Balance at December 31, 2021	57	(21,203)	—	(21,146)
Other comprehensive loss before reclassifications	(838)	(655,189)	—	(656,027)
Amounts reclassified from accumulated other comprehensive loss	108	(23)	—	85
Net comprehensive loss	(730)	(655,212)	—	(655,942)
Balance at December 31, 2022	$(673)	$(676,415)	$—	$(677,088)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2022	2021	2020	Income Statement Line Item Affected
Losses on cash flow hedges:
Interest rate contracts	$—	$—	$47,303	Interest expense
	—	—	(10,407)	Provision for income taxes
	—	—	36,896	Net income
Gains on sales of available for sale securities:
	$(30)	$(102)	$(50)	Securities gains, net
	7	24	11	Provision for income taxes
	(23)	(78)	(39)	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$143	$174	$152	Salaries and employee benefits
	(35)	(41)	(35)	Provision for income taxes
	108	133	117	Net income
Total reclassifications for the period	$85	$55	$36,974

Note 16—Restrictions on Subsidiary Dividends, Loans, or Advances

The Company pays cash dividends to shareholders from its assets, which are mainly provided by dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of its banking subsidiary to transfer funds to the Company in form of cash dividends, loans or advances. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The federal banking agencies have issued policy statements which provide that bank holding companies and insured banks should generally pay dividends only out of current earnings.

During 2022, the Bank paid dividends to the Company of $220.0 million. These funds were used to repurchase approximately $110.2 million of Company stock on the open market, and to pay dividends to shareholders of approximately $146.5 million during 2022.

Under Federal Reserve regulations, the bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the bank to the Company in the form of loans or advances was approximately $536.1 million and $503.2 million at December 31, 2022 and 2021, respectively. There were no outstanding loans or advances at December 31, 2022 and 2021.

Note 17—Retirement Plans

The Company has an Employee saving plan/401(k), supplemental executive retirement plans and post-retirement benefits plans. The effect to income from operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Employee savings plan/ 401(k)	$15,357	$14,991	$10,962
Supplemental executive retirement plan	(1,510)	3,475	2,862
Post-retirement benefits	(108)	67	43
	$13,739	$18,533	$13,867

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

Note 18—Post-Retirement Benefits

At December 31, 2022, the Company and its subsidiary have two post-retirement health and life insurance benefit plans, SouthState Bank Retiree Medical Plan (the “retiree medical plan”) and the First Federal Retiree Welfare Plan (the “retiree welfare plan”).

Retiree Medical Plan

Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2022, and the liability for future benefits has been recorded in the Consolidated Balance Sheets.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying Consolidated Balance Sheets:

	December 31,
(Dollars in thousands)	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$195	$209	$254
Interest cost	4	3	6
Actuarial (gain) loss	(14)	11	(19)
Benefits paid	(28)	(28)	(32)
Benefit obligation at end of year	157	195	209
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	28	28	32
Benefits paid	(28)	(28)	(32)
Fair value of plan assets at end of year	—	—	—
Funded status	$(157)	$(195)	$(209)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.80%	2.10%	1.60%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.10%	1.60%	2.70%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest cost	$4	$3	$6
Recognized net actuarial loss	1	—	2
Net periodic benefit cost	5	3	8
Net (gain) loss	(14)	11	(19)
Amortization of loss	(1)	—	(2)
Total amount recognized in other comprehensive income	(15)	11	(21)
Total recognized in net periodic benefit cost and other comprehensive income	$(10)	$14	$(13)

No estimated net gain/loss for the retiree welfare plan will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2023	$26
2024	25
2025	22
2026	20
2027	18
2028-2032	59
$170

The Company expects to contribute approximately $26,000 to the retiree medical plan in 2023.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2022, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying Consolidated Balance Sheets:

	December 31,
(Dollars in thousands)	2022	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$1,754	$2,070	$2,109
Interest cost	35	31	54
Actuarial loss	1,124	(110)	180
Benefits paid	(416)	(246)	(285)
Less: Federal subsidy on benefits paid	11	9	12
Benefit obligation at end of year	2,508	1,754	2,070
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	405	236	273
Participants’ contributions	11	10	12
Benefits paid	(416)	(246)	(285)
Fair value of plan assets at end of year	—	—	—
Funded status	$(2,508)	$(1,754)	$(2,070)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2022	2021	2020
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.80%	2.10%	1.60%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.10%	1.60%	2.70%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Interest cost	$35	$31	$54
Recognized net actuarial loss	141	174	151
Net periodic benefit cost	176	205	205
Net (gain) loss	1,124	(110)	180
Amortization of loss	(141)	(174)	(151)
Total amount recognized in other comprehensive income	983	(284)	29
Total recognized in net periodic benefit cost and other comprehensive income	$1,159	$(79)	$234

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $285,000.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2023	$368
2024	345
2025	320
2026	294
2027	268
2028-2032	968
$2,563

The Company expects to contribute approximately $368,000 to the retiree welfare plan in 2023.

Note 19—Share-Based Compensation

Compensation cost is recognized for stock options, restricted stock awards and restricted stock units (“RSUs”) issued to employees. Compensation cost is measured as the fair value of these awards on their date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used as the fair value of restricted stock awards and RSUs. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and RSUs, and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and RSUs. Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of Atlantic Capital under various equity incentive plans pursuant to the acquisition of Atlantic Capital on March 1, 2022 and the obligations of CenterState under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020 .

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

	Year Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2022	185,125	$63.03	256,425	$59.01	176,888	$67.14
Assumed stock options and warrants from ACBI merger	23,410	40.73	—	—	136,831	37.85
Exercised	(43,525)	41.16	(64,075)	45.35	(52,331)	32.12
Forfeited	(356)	38.31	(6,250)	85.42	(4,963)	48.89
Expired	(2,822)	36.98	(975)	24.37	—
Outstanding at December 31, 2022	161,832	66.20	185,125	63.03	256,425	59.01
Exercisable at December 31, 2022	161,832	66.20	185,125	63.03	256,425	59.01

The aggregate intrinsic value of 161,832, 185,125, and 256,425 stock options outstanding and exercisable at December 31, 2022, 2021, and 2020 was $2.5 million, $3.8 million, and $4.6 million, respectively. The aggregate intrinsic value of 43,525, 64,075, and 52,331 stock options exercised for the years ended December 31, 2022, 2021, and 2020 was $1.7 million, $2.3 million and $2.0 million, respectively.

Information pertaining to options outstanding at December 31, 2022 is as follows:

			Options Outstanding				Options Exercisable
				Weighted				Weighted
				Average				Average
				Remaining		Weighted		Remaining		Weighted
Range of			Number	Contractual		Average	Number	Contractual		Average
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Life		Exercise Price
$23.19	-	$40.00	13,811	1.1	years	$35.36	13,811	1.1	years	$35.36
$40.01	-	$55.00	40,449	3.4	years	$44.64	40,449	3.4	years	$44.64
$55.01	-	$70.00	50,403	2.1	years	$63.68	50,403	2.1	years	$63.68
$85.01	-	$91.35	57,169	4.6	years	$91.12	57,169	4.6	years	$91.12
			161,832	3.2	years	$66.20	161,832	3.2	years	$66.20

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. We have not granted any stock options for the years ended December 31, 2022, 2021 and 2020, and therefore, we have not used the Black-Scholes option pricing model to fair value options.

As of December 31, 2022, 2021 and 2020, there were no unrecognized compensation costs related to non-vested stock option grants under the plans. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was approximately $0, $0, and $1.4 million, respectively. Compensation expense of $0, $0, and $720,000 was recorded in 2022, 2021, and 2020, respectively. Of the expense in 2020, approximately $481,000 was recognized in June 2020 due to the accelerated vesting of stock options resulting from the merger with CenterState.

Restricted Stock

From time-to-time, we grant shares of restricted stock to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to increases in the value of our stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock grants to employees generally vest ratably over a two to four-year vesting period.

All restricted stock agreements are conditioned upon continued employment. Termination of employment prior to a vesting date, as described below, would terminate any interest in non-vested shares. Prior to vesting of the shares, as long as employed by the Company, the employees will have the right to vote such shares and to receive dividends paid with respect to such shares. All restricted shares will fully vest in the event of change in control of the Company or upon the death of the recipient. Due to the merger between the Company and CenterState effective June 7, 2020, a total of 29,303 restricted stock awards became fully vested.

Non-vested restricted stock for the year ended December 31, 2022 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2022	3,066	$67.31
Assumed restricted stock shares from ACBI merger	84,224	90.00
Vested	(31,416)	89.21
Forfeited	(5,368)	90.00
Nonvested at December 31, 2022	50,506	$89.12

The Company granted 0, 0, and 9,145 shares for the years ended December 31, 2022, 2021, and 2020, respectively. The weighted-average grant-date fair value of restricted shares granted in 2022, 2021, and 2020 was $0, $0, and $55.96, respectively. Due to the acquisition of ACBI, effective March 1, 2022, a total of 84,224 restricted stock awards were assumed by the Company. Compensation expense of $3.8 million, $370,000, and $1.5 million was recorded in 2022, 2021, and 2020, respectively. Of the expense in 2020, approximately $704,000 was recognized in June 2020 due to the accelerated vesting of restricted stock awards resulting from the merger with CenterState.

The vesting schedule of these shares as of December 31, 2022 is as follows:

Shares
2023	30,610
2024	14,107
2025	5,789
50,506

As of December 31, 2022, there was $2.5 million of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.25 years as of December 31, 2022. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was approximately $2.5 million, $448,000, and $4.6 million, respectively.

Restricted Stock Units (“RSU”)

From time-to-time, we also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs to non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). The performance-based awards for our long-term incentive plans are dependent on the achievement of tangible book value growth and return on average tangible common equity relative to the Company’s peer group during each three-year performance period. In December 2022, the Company’s Compensation Committee approved a modification to the long-term incentive plans to exclude the changes in accumulated other comprehensive income from the calculation of tangible book value growth per share. Grants to non-employee directors typically vest within a 12-month period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState on June 7, 2020, all legacy and assumed performance-based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expense on a straight-line basis typically over the performance or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31, 2022, we accrued for 100.0% of the RSUs granted. Due to the merger between the Company and CenterState effective June 7, 2020, a total of 242,018 restricted stock units became fully vested in 2020.

Nonvested RSUs at target for the year ended December 31, 2022 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2022	948,213	$67.01
Assumed restricted stock units from ACBI merger	55,736	87.94
Granted	338,500	82.30
Vested	(393,730)	66.49
Forfeited	(8,207)	83.38
Outstanding at December 31, 2022	940,512	$73.82

The nonvested shares of 940,512 at December 31, 2022 includes 112,110 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2021 and 2022 LTI performance-based RSU grants, an additional 107,160 shares in total may be issued by the Company at the end of the three-year performance periods. The Company granted 338,500, 301,230, and 382,205 shares for the year ended December 31, 2022, 2021, and 2020, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2022 was $82.30. Due to the acquisition of ACBI, effective March 1, 2022, a total of 55,736 RSUs were assumed by the Company. Compensation expense of $31.7 million, $25.2 million, and $21.0 million was recorded in 2022, 2021, and 2020, respectively.

As of December 31, 2022, there was $26.4 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 0.97 years as of December 31, 2022. The total fair value of restricted stock units that vested during the years ended December 31, 2022, 2021, and 2020 was approximately $30.0 million, $6.0 million, and $23.6 million, respectively. Of the expense in 2020, approximately $7.5 million was recognized in June 2020 due to the accelerated vesting of restricted stock units resulting from the merger with CenterState.

Employee Stock Purchase Plan

The Company previously registered 363,825 shares of common stock in connection with the establishment of the 2002 Employee Stock Purchase Plan. At the annual shareholders meeting on October 29, 2020, a proposal was adopted to increase the shares of common stock that may be issued under the plan by up to 1,400,000 shares. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has approximately 1.4 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter. Employees purchased 38,491, 33,013 and 32,476 shares in 2022, 2021 and 2020, respectively, through the Employee Stock Purchase Plan. The Company recognized $165,000, $126,000 and $81,000 in share-based compensation expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 20—Stock Repurchase Program

On January 27, 2021, the Company’s Board of Directors approved a stock repurchase program (“2021 Stock Repurchase Plan”) authorizing the Company to repurchase up to 3,500,000 of the Company’s common shares. During 2022, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan. Life-to-date, the Company repurchased a total of 3,129,979 shares at a weighted average price of $81.97 per share, leaving 370,021 shares remaining that could have been repurchased under the 2021 Stock Repurchase Plan. On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Plan for a total authorization of 4,120,021 shares. On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2022. As of December 31, 2022, there is a total of 4,120,021 shares authorized to be repurchased.

The Company repurchased 112,389, 13,412, and 122,708 shares at a cost of $9.1 million, $1.1 million, and $7.7 million in 2022, 2021, and 2020, respectively, under other arrangements whereby directors or officers surrender currently owned shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units. Of the amounts in 2020, 86,263 shares, at a cost of $5.2 million, were related to the vesting of restricted stock awards and restricted stock units resulting from the merger with CenterState.

Note 21—Lease Commitments

Our outstanding lease agreements are for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We have determined the number and dollar amount of our equipment leases is not material.

As of December 31, 2022 and 2021, we had operating ROU assets of $108.0 million and $110.3 million, respectively, and operating lease liabilities of $115.6 million and $115.9 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 21 years. The exercise of renewal options is based on the sole judgment of management and what is considered to be reasonably certain given the current environment. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term. We do not sublease any portion of these locations to third parties.

(Dollars in thousands)	Year Ended December 31,
	2022	2021	2020
Lease Cost Components:
Amortization of ROU assets - finance leases	$466	$466	$289
Interest on lease liabilities - finance leases	49	56	44
Operating lease cost (cost resulting from lease payments)	17,782	17,236	14,266
Short-term lease cost	820	446	404
Variable lease cost (cost excluded from lease payments)	2,399	2,768	1,081
Total lease cost	$21,516	$20,972	$16,084
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$49	$56	$42
Finance lease - financing cash flows	434	427	255
Operating lease - operating cash flows (fixed payments)	17,253	16,435	12,876
Operating lease - operating cash flows (net change asset/liability)	(13,723)	(12,790)	(9,123)
New ROU assets - operating leases	12,635	9,623	43,583
New ROU assets - finance leases	—	—	5,374
Weighted - average remaining lease term (years) - finance leases	5.42	6.41	7.40
Weighted - average remaining lease term (years) - operating leases	10.03	10.95	11.51
Weighted - average discount rate - finance leases	1.7%	1.7%	1.7%
Weighted - average discount rate - operating leases	3.0%	3.2%	3.3%

Operating lease payments due:
2023	$16,280
2024	14,909
2025	13,546
2026	13,135
2027	12,172
Thereafter	66,551
Total undiscounted cash flows	136,593
Discount on cash flows	(20,983)
Total operating lease liabilities	$115,610

As of December 31, 2022, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases were all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2022, we did not maintain any leases with related parties, and determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2022, we had no additional operating leases that had not yet commenced.

See further discussion in Note 1—Summary of Significant Accounting Policies on page F-17 on accounting for leases.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2022, there were no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position or results of operations.

Note 23—Related Party Transactions

During 2022 and 2021, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $5.8 million and $10.1 million at December 31, 2022 and 2021 respectively. During 2022, $122.2 million of new loans were made to this group while repayments of $119.1 million were received during the year. There were also additions to related party loans of $1.2 million due to the addition of new related parties in 2022, and reductions to related party loans of $8.6 million due to the removal of related parties in 2022. During 2021, $102.2 million of new loans were made to this group while repayments of $120.8 million were received during the year. Related party deposits totaled approximately $28.0 million and $21.4 million at December 31, 2022 and 2021, respectively.

Note 24—Financial Instruments with Off-Balance Sheet Risk

The Bank is a party to credit related financial instruments with off-balance sheet risks, which are carried out in the normal course of business to meet the financing needs of the Bank’s customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Such commitments involve, to varying degrees, elements of credit, interest rate, or liquidity risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of these instruments express the extent of involvement the banking subsidiary has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2022 and 2021, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$11,109,260	$7,416,311
Standby letters of credit and financial guarantees	93,882	71,824
	$11,203,142	$7,488,135

As of December 31, 2022, the Bank had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $67.2 million and $30.5 million, respectively, which was recorded in Other Liabilities on the Consolidated Balance Sheets. See Note 1—Summary of Significant Accounting Policies for discussion related to reserve for unfunded commitments.

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

Note 25—Fair Value

GAAP defines fair value and establishes a framework for measuring and disclosing fair value. Fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.

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

Trading Securities

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the Consolidated Balance Sheets but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the Consolidated Balance Sheets, the fair value was determined by broker price indications of similar or same securities.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as an individually evaluated loan, management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2022, approximately 57% of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral, requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

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

Mortgage servicing rights (“MSRs”) and SBA Servicing Asset

The estimated fair value of MSRs and SBA servicing asset is obtained through a third-party vendor analysis of future cash flows. In early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, the Company began using a third-party vendor analysis of future cash flows to determine the fair value of the servicing asset. Previously, the SBA servicing asset was recorded at amortized cost. The valuations for the servicing asset use assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs and SBA servicing asset are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
Assets
Derivative financial instruments	$211,016	$—	$211,016	$—
Loans held for sale	28,968	—	28,968	—
Trading securities	31,263	—	31,263	—
Securities available for sale:
U.S. Treasuries	265,638	—	265,638	—
U.S. Government agencies	219,088	—	219,088	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	—	1,698,353	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	—	601,045	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	—	1,000,398	—
State and municipal obligations	1,064,852	—	1,064,852	—
Small Business Administration loan-backed securities	444,810	—	444,810	—
Corporate securities	32,638	—	32,638	—
Total securities available for sale	5,326,822	—	5,326,822	—
Mortgage servicing rights	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	6,068
	$5,690,747	$—	$5,598,069	$92,678
Liabilities
Derivative financial instruments	$1,034,143	$—	$1,034,143	$—

December 31, 2021:
Assets
Derivative financial instruments	$414,742	$—	$414,742	$—
Loans held for sale	191,723	—	191,723	—
Trading securities	77,689	—	77,689	—
Securities available for sale:
U.S. Government agencies	97,117	—	97,117	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,831,039	—	1,831,039	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	725,995	—	725,995	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,241	—	1,207,241	—
State and municipal obligations	812,689	—	812,689	—
Small Business Administration loan-backed securities	500,663	—	500,663	—
Corporate securities	18,734	—	18,734	—
Total securities available for sale	5,193,478	—	5,193,478	—
Mortgage servicing rights	65,620	—	—	65,620
	$5,943,252	$—	$5,877,632	$65,620
Liabilities
Derivative financial instruments	$288,561	$—	$288,561	$—

There were no financial instruments transferred between Level 1 and Level 2 of the valuation hierarchy for the years ended December 31, 2022 and 2021.

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2022. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the years ended December 31, 2022 and 2021 is as follows:

(Dollars in thousands)	Assets
Fair value, January 1, 2022	$65,620
Servicing assets that resulted from transfers of financial assets	16,002
Changes in fair value due to valuation inputs or assumptions	14,886
Changes in fair value due to decay	(9,898)
Fair value, December 31, 2022	$86,610

Fair value, January 1, 2021	$43,820
Servicing assets that resulted from transfers of financial assets	26,733
Changes in fair value due to valuation inputs or assumptions	4,932
Changes in fair value due to decay	(9,865)
Fair value, December 31, 2021	$65,620

In 2022, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending December 31, 2022 is as follows:

(Dollars in thousands)	Assets
Beginning Balance, June 30, 2022	$7,369
Servicing assets that resulted from transfers of financial assets	1,273
Changes in fair value due to decay	(1,845)
Changes in fair value due to valuation inputs or assumptions	(729)
Fair value, December 31, 2022	$6,068

The beginning balance in the table above includes the SBA servicing asset of $3.2 million acquired in connection with the Atlantic Capital acquisition.

There were no unrealized losses included in accumulated other comprehensive (loss) income related to Level 3 financial assets and liabilities at December 31, 2022 or 2021.

See Note 29—Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022:
OREO	$1,023	$—	$—	$1,023
Bank property held for sale	17,754	—	—	17,754
Individually evaluated loans	56,719	—	—	56,719
December 31, 2021:
OREO	$2,736	$—	$—	$2,736
Bank property held for sale	9,578	—	—	9,578
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2022	2021
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	31%	9%
OREO and premises held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	16%	24%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2022 and 2021. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value.

Trading Securities — The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the Consolidated Balance Sheets but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities.

Investment Securities—Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 3—Investment Securities for additional information, as well as page F-60 regarding fair value.

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

Accrued Interest—The carrying amounts of accrued interest approximate fair value. The accrued interest receivable for available for sale and held to maturity securities and accrued interest payable for deposits and other borrowings are considered Level 2. The accrued interest receivable for loans is considered Level 3.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2022
Financial assets:
Cash and cash equivalents	$1,312,563	$1,312,563	$1,312,563	$—	$—
Trading securities	31,263	31,263	—	31,263	—
Investment securities	8,189,780	7,756,707	179,717	7,576,990	—
Loans held for sale	28,968	28,968	—	28,968	—
Loans, net of allowance for credit losses	29,821,418	29,329,499	—	—	29,329,499
Accrued interest receivable	134,594	134,594	—	28,449	106,145
Mortgage servicing rights	86,610	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	—	6,068
Interest rate swap - non-designated hedge	210,216	210,216	—	210,216	—
Other derivative financial instruments (mortgage banking related)	800	800	—	800	—
Financial liabilities:
Deposits	36,350,623	36,264,401	—	36,264,401	—
Federal funds purchased and securities sold under agreements to repurchase	556,417	556,417	—	556,417	—
Other borrowings	392,275	377,360	—	377,360	—
Accrued interest payable	6,218	6,218	—	6,218	—
Interest rate swap - non-designated hedge	1,033,980	1,033,980	—	1,033,980	—
Other derivative financial instruments (mortgage banking related)	163	163	—	163	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(184,801)	—	(184,801)	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$6,721,571	$6,721,571	$6,721,571	$—	$—
Trading securities	77,689	77,689	—	77,689	—
Investment securities	7,173,947	7,132,110	160,568	6,971,542	—
Loans held for sale	191,723	191,723	—	191,723	—
Loans, net of allowance for credit losses	23,626,359	23,921,372	—	—	23,921,372
Accrued interest receivable	90,069	90,069	—	19,241	70,828
Mortgage servicing rights	65,620	65,620	—	—	65,620
Interest rate swap - non-designated hedge	408,776	408,776	—	408,776	—
Other derivative financial instruments (mortgage banking related)	5,966	5,966	—	5,966	—
Financial liabilities:
Deposits	35,054,829	35,050,516	—	35,050,516	—
Federal funds purchased and securities sold under agreements to repurchase	781,239	781,239	—	781,239	—
Other borrowings	327,066	334,640	—	334,640	—
Accrued interest payable	3,345	3,345	—	3,345	—
Interest rate swap - non-designated hedge	288,561	288,561	—	288,561	—
Off balance sheet financial instruments:
Commitments to extend credit	—	93,501	—	93,501	—

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

Under current regulations, the Company and the Bank are subject to a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a minimum required ratio of Tier 1 capital to risk-weighted assets of 6%. The minimum required leverage ratio is 4%. The minimum required total capital to risk-weighted assets ratio is 8%.

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

The following table presents actual and required capital ratios as of December 31, 2022 and December 31, 2021 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,788,106	10.96%	$2,420,417	7.00%	$2,247,530	6.50%
SouthState Bank (the Bank)	4,074,045	11.80%	2,417,133	7.00%	2,244,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,788,106	10.96%	2,939,077	8.50%	2,766,190	8.00%
SouthState Bank (the Bank)	4,074,045	11.80%	2,935,090	8.50%	2,762,438	8.00%
Total capital to risk-weighted assets:
Consolidated	4,485,397	12.97%	3,630,625	10.50%	3,457,738	10.00%
SouthState Bank (the Bank)	4,381,336	12.69%	3,625,700	10.50%	3,453,047	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,788,106	8.72%	1,736,991	4.00%	2,171,239	5.00%
SouthState Bank (the Bank)	4,074,045	9.39%	1,736,330	4.00%	2,170,412	5.00%
December 31, 2021:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,201,644	11.76%	$1,905,129	7.00%	$1,769,049	6.50%
SouthState Bank (the Bank)	3,431,069	12.63%	1,901,252	7.00%	1,765,448	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,201,644	11.76%	2,313,371	8.50%	2,177,291	8.00%
SouthState Bank (the Bank)	3,431,069	12.63%	2,308,663	8.50%	2,172,859	8.00%
Total capital to risk-weighted assets:
Consolidated	3,692,674	13.57%	2,857,694	10.50%	2,721,613	10.00%
SouthState Bank (the Bank)	3,594,099	13.23%	2,851,878	10.50%	2,716,074	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,201,644	8.08%	1,584,605	4.00%	1,980,756	5.00%
SouthState Bank (the Bank)	3,431,069	8.68%	1,581,773	4.00%	1,977,216	5.00%

As of December 31, 2022 and 2021, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In accordance with ASU No. 2016-13, the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, the Company recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and the Company began the three-year phase out period with 25% of the total CECL transitional amount being phased out in 2022.

During the first quarter of 2022 the Company assumed $75.0 million in subordinated debentures Atlantic Capital which qualified as Tier 2 capital and increased total risk-based capital. The effects from this addition were partially offset by the Company redeeming $13.0 million of subordinated debentures during the second quarter of 2022 which previously qualified as Tier 2 capital.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to SouthState Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Cash	$89,069	$81,051
Investment in subsidiaries	5,368,525	5,039,776
Other assets	12,555	10,556
Total assets	$5,470,149	$5,131,383
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$392,275	$327,066
Other Liabilities	2,947	1,377
Shareholders’ equity	5,074,927	4,802,940
Total liabilities and shareholders’ equity	$5,470,149	$5,131,383

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Dividends from subsidiaries	$220,124	$200,083	$90,404
Operating (loss) income	(68)	25	52
Total income	220,056	200,108	90,456
Operating expenses	30,514	40,727	45,574
Income before income tax benefit and equity in undistributed earnings of subsidiaries	189,542	159,381	44,882
Applicable income tax benefit	6,649	9,053	8,960
Equity in undistributed earnings of subsidiaries	299,858	307,109	66,790
Net income available to common shareholders	$496,049	$475,543	$120,632

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$496,049	$475,543	$120,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(208)	1,382	1,528
Share-based compensation	35,638	25,721	23,316
Extinguishment of debt cost	—	11,706	—
Decrease (increase) in other assets	(375)	5,690	(11,710)
Decrease in other liabilities	(243)	(3,648)	(12,323)
Undistributed earnings of subsidiaries	(299,858)	(307,109)	(66,790)
Net cash provided by operating activities	231,003	209,285	54,653
Cash flows from investing activities:
Repayment of investments in and advances to subsidiaries	—	93,591	163,000
Net cash inflow from acquisitions	51,566	—	19,650
Net cash provided by investing activities	51,566	93,591	182,650
Cash flows from financing activities:
Repayment of other borrowings	(13,000)	(75,878)	—
Common stock issuance	2,858	2,384	1,537
Common stock repurchased	(119,330)	(147,421)	(32,431)
Dividends paid on common stock	(146,664)	(135,337)	(98,256)
Stock options exercised	1,585	2,905	1,681
Net cash used in financing activities	(274,551)	(353,347)	(127,469)
Net (decrease) increase in cash and cash equivalents	8,018	(50,471)	109,834
Cash and cash equivalents at beginning of period	81,051	131,522	21,688
Cash and cash equivalents at end of period	$89,069	$81,051	$131,522

Note 28—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			December 31, 2022			December 31, 2021
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$12,289	$414	$—	$15,716	$—	$1,355

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,480,171	8,539	1,033,980	10,404,605	408,776	69,998
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,400,733	201,263	—	10,402,394	—	217,208

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	35,000	—	163	205,000	1,228	—
Contracts used to hedge mortgage pipeline	Other Assets	51,000	800	—	324,000	4,738	—
Total derivatives		$20,979,193	$211,016	$1,034,143	$21,351,715	$414,742	$288,561

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges on the balance sheet at fair value. We had no cash flow hedges as of December 31, 2022 and 2021. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 25—Fair Value, to these financial statements.

For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedged instrument and related swap are terminated before maturity. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Historically, for designated hedging relationships, we have had a third-party perform retrospective and prospective effectiveness testing on a quarterly basis using quantitative methods to determine if the hedge is still highly effective. Hedge accounting ceases on transactions that are no longer deemed highly effective, or for which the derivative has been terminated or de-designated.

The Company did not maintain any cash flow hedges on the balance sheet throughout the years ended December 31, 2022 and 2021 (See Note 15—Accumulated Other Comprehensive Loss for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings related the cash flow hedges).

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. With the Company not maintaining any cash flow hedges at December 31, 2022 and 2021, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of December 31, 2022 and 2021, the Company maintained loan swaps, with an aggregate notional amount of $12.3 million and $15.7 million, respectively, accounted for as a fair value hedge. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans. For the year ended December 31, 2022, a gain of $174,000 was recorded. There was no gain or loss recorded on this derivative in 2021.

Non-designated Hedges of Interest Rate Risk

Interest Rate Contracts

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

During 2022, the Company determined the variation margin payments for its interest rate swaps centrally cleared through LCH and CME met the legal characteristics of daily settlements of the derivatives rather than collateral. As a result, the variation margin settlement payment and the related derivative instruments fair value are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position of the swaps with LCH and CME, the fair value, net of the variation margin, is reported in Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets. In addition, the expense or income attributable to the variation margin for the centrally cleared swaps with LCH and CME is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income, as opposed to interest income or interest expense. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2022 and 2021, the interest rate swaps had an aggregate notional amount of approximately $20.9 billion and $20.8 billion, respectively. At December 31, 2022, the fair value of the interest rate swap derivatives recorded in derivative assets was $209.8 million with $1.0 billion recorded in derivative liabilities. The fair value of derivative assets at December 31, 2022 was reduced by $824.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2021, the fair value of the interest rate swap derivatives recorded in derivative assets was $408.8 million with $287.2 million recorded in derivative liabilities. The fair value of derivative liabilities at December 31, 2021 was reduced by $121.6 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. As of December 31, 2022, we provided $183.7 million of cash collateral on the counterparty swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). The Company also provided $114.9 million in investment securities at market value as collateral on the counterparty swaps, which is included in Investment Securities on the Consolidated Balance Sheets. Counterparties provided $166.3 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2022 and 2021, there were no outstanding contracts or agreements related to foreign currency. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2022 or 2021.

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

Mortgage Servicing Rights

Derivatives contracts related to MSRs are used to help offset changes in fair value. On December 31, 2022 and 2021, the Company had derivative financial instruments outstanding with notional amounts totaling $35.0 million and $205.0 million related to mortgage servicing rights, respectively. The estimated net fair value of the open contracts related to the mortgage servicing rights was a loss of $163,000 at December 31, 2022 compared to a gain of $1.2 million at December 31, 2021.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

(Dollars in thousands)	2022	2021
Mortgage loan pipeline	$40,850	$264,000
Expected closures	37,210	233,265
Fair value of mortgage loan pipeline commitments	524	4,759
Forward sales commitments	51,000	324,000
Fair value of forward commitments	276	(21)

Note 29—Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.6 billion and $6.1 billion at December 31, 2022 and 2021, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31, 2022 and 2021 were $16.2 million and $14.1 million, respectively. Servicing fees are recorded in mortgage banking income in the Company’s Consolidated Statements of Income.

At December 31, 2022 and 2021, MSRs were $86.6 million and $65.6 million, respectively, on the Company’s Consolidated Balance Sheets. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income (Loss) in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income (Loss) for the years ended December 31, 2022 and 2021 were gains of $14.9 million and $9.9 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Increase in fair value of MSRs	$14,886	$9,930	$(7,421)
Decay of MSRs	(9,897)	(14,863)	(8,793)
Loss related to derivatives	(18,212)	(4,892)	10,177
Net effect on Consolidated Statements of Income	$(13,223)	$(9,825)	$(6,037)

The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different time. See Note 25—Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2022		2021
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		99.9%
Adjustable-rate mortgage loans	—%		0.1%
Total	100.0%		100.0%
Weighted average life	8.37	years	7.35	years
Constant Prepayment rate (CPR)	6.4%		8.4%
Weighted average discount rate	10.0%		9.0%
Effect on fair value due to change in interest rates
25 basis point increase	$774		$3,961
50 basis point increase	1,428		7,261
25 basis point decrease	(902)		(4,371)
50 basis point decrease	(1,938)		(8,966)

The sensitivity calculations above are hypothetical and should not be considered predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. The effects of an adverse variation in a particular assumption on the fair value of the MSRs as disclosed in the table above is calculated without changing any other assumptions. In reality, changes in one factor may result in adjusting other factors, which may magnify or contract the effects of the change.

Custodial escrow balances maintained in connection with the loan servicing were $29.2 million and $29.6 million, respectively, at December 31, 2022 and 2021.

Whole loan sales were $1.6 billion and $3.1 billion, respectively, for the years ended December 31, 2022 and 2021, of which $1.2 billion and $2.4 billion, respectively, or 76.7% and 76.8%, respectively, were sold with servicing rights retained by the Company.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2022, loans held for sale were $29.0 million, compared to $191.7 million at December 31, 2021.

Note 30—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2022, tax credits and other tax benefits of $16.1 million and amortization of $9.7 million were recorded. For the year ended December 31, 2021, the Company recorded tax credits and other tax benefits of $13.7 million and amortization of $9.9 million. At December 31, 2022 and 2021, the Company’s carrying value of QAHPs was $100.0 million and $99.5 million, respectively, with an original investment of $159.2 million and $140.8 million respectively. The Company had $7.1 million and $15.6 million in remaining funding obligations related to these QAHPs recorded in liabilities at December 31, 2022 and 2021, respectively. None of the original investment will be repaid. The investment in QAHPs is being accounted for using the equity method.

Note 31—Subsequent Events

On January 26, 2023, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.50 per share. The dividend was paid on February 17, 2023 to shareholders of record as of February 10, 2023.