Form 10-Q
period 2023-03-31
SouthState Corp
filed 2023-05-05
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 3, 2023
Common Stock, $2.50 par value	75,922,877

SouthState Corporation and Subsidiaries

March 31, 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$558,158	$548,387
Federal funds sold and interest-earning deposits with banks	1,215,766	580,491
Deposits in other financial institutions (restricted cash)	222,738	183,685
Total cash and cash equivalents	1,996,662	1,312,563
Trading securities, at fair value	16,039	31,263
Investment securities:
Securities held to maturity (fair value of $2,227,612 and $2,250,168)	2,636,673	2,683,241
Securities available for sale, at fair value	5,159,999	5,326,822
Other investments	217,991	179,717
Total investment securities	8,014,663	8,189,780
Loans held for sale	27,289	28,968
Loans:
Acquired - non-purchased credit deteriorated loans	5,620,290	5,943,092
Acquired - purchased credit deteriorated loans	1,325,400	1,429,731
Non-acquired loans	23,750,452	22,805,039
Less allowance for credit losses	(370,645)	(356,444)
Loans, net	30,325,497	29,821,418
Other real estate owned	3,473	1,023
Bank property held for sale	16,724	17,754
Premises and equipment, net	517,146	520,635
Bank owned life insurance ("BOLI")	967,750	964,708
Deferred tax assets	165,161	177,801
Derivatives assets	159,287	211,016
Mortgage servicing rights	85,406	86,610
Core deposit and other intangibles	109,603	116,450
Goodwill	1,923,106	1,923,106
Other assets	596,021	515,601
Total assets	$44,923,827	$43,918,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$12,422,583	$13,168,656
Interest-bearing	23,979,009	23,181,967
Total deposits	36,401,592	36,350,623
Federal funds purchased	233,354	213,597
Securities sold under agreements to repurchase	310,754	342,820
Corporate and subordinated debentures	392,182	392,275
Other borrowings	900,000	—
Reserve for unfunded commitments	85,068	67,215
Derivative liabilities	806,584	1,034,143
Other liabilities	545,289	443,096
Total liabilities	39,674,823	38,843,769
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,859,665 and 75,704,563 shares issued and outstanding, respectively	189,649	189,261
Surplus	4,224,503	4,215,712
Retained earnings	1,448,636	1,347,042
Accumulated other comprehensive loss	(613,784)	(677,088)
Total shareholders’ equity	5,249,004	5,074,927
Total liabilities and shareholders’ equity	$44,923,827	$43,918,696

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Net Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans, including fees	$393,366	$233,617
Investment securities:
Taxable	41,565	30,120
Tax-exempt	6,557	3,875
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	8,921	2,859
Total interest income	450,409	270,471
Interest expense:
Deposits	55,942	4,591
Federal funds purchased and securities sold under agreements to repurchase	2,853	269
Corporate and subordinated debentures	5,735	4,093
Other borrowings	4,616	—
Total interest expense	69,146	8,953
Net interest income	381,263	261,518
Provision (recovery) for credit losses	33,091	(8,449)
Net interest income after provision (recovery) for credit losses	348,172	269,967
Noninterest income:
Fees on deposit accounts	29,859	28,009
Mortgage banking income	4,332	10,594
Trust and investment services income	9,937	9,718
Correspondent banking and capital market income	13,594	27,950
SBA income	3,722	3,180
Securities gains, net	45	—
Other income	9,866	6,595
Total noninterest income	71,355	86,046
Noninterest expense:
Salaries and employee benefits	144,060	137,673
Occupancy expense	21,533	21,840
Information services expense	19,925	19,193
OREO and loan related expense (recovery)	169	(238)
Amortization of intangibles	7,299	8,494
Supplies, printing and postage expense	2,640	2,189
Professional fees	3,702	3,749
FDIC assessment and other regulatory charges	6,294	4,812
Advertising and marketing	2,118	1,763
Merger, branch consolidation and severance related expense	9,412	10,276
Other expense	23,353	18,849
Total noninterest expense	240,505	228,600
Earnings:
Income before provision for income taxes	179,022	127,413
Provision for income taxes	39,096	27,084
Net income	$139,926	$100,329
Earnings per common share:
Basic	$1.84	$1.40
Diluted	$1.83	$1.39
Weighted average common shares outstanding:
Basic	75,902	71,447
Diluted	76,389	72,111

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$139,926	$100,329
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	72,772	(362,120)
Tax effect	(9,501)	89,310
Reclassification adjustment for gains included in net income	45	—
Tax effect	(12)	—
Net of tax amount	63,304	(272,810)
Other comprehensive income (loss), net of tax	63,304	(272,810)
Comprehensive income (loss)	$203,230	$(172,481)

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	100,329	—	100,329
Other comprehensive loss, net of tax effects	—	—	—	—	(272,810)	(272,810)
Total comprehensive loss						(172,481)
Cash dividends declared on common stock at $0.49 per share	—	—	—	(33,822)	—	(33,822)
Cash dividend equivalents paid on restricted stock units	—	—	—	(100)	—	(100)
Stock options exercised	9,703	24	384	—	—	408
Stock issued pursuant to restricted stock units	128,302	321	(321)	—	—	—
Common stock repurchased - buyback plan	(1,012,038)	(2,530)	(83,928)	—	—	(86,458)
Common stock repurchased	(28,049)	(70)	(2,287)	—	—	(2,357)
Share-based compensation expense	—	—	8,486	—	—	8,486
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, March 31, 2022	75,761,018	$189,403	$4,214,897	$1,064,064	$(293,956)	$5,174,408

Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	139,926	—	139,926
Other comprehensive income, net of tax effects	—	—	—	—	63,304	63,304
Total comprehensive income						203,230
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,912)	—	(37,912)
Cash dividend equivalents paid on restricted stock units	—	—	—	(420)	—	(420)
Stock options exercised	23,516	59	1,114	—	—	1,173
Restricted stock awards	(2,233)	(5)	5	—	—	—
Stock issued pursuant to restricted stock units	177,708	444	(444)	—	—	—
Common stock repurchased	(43,889)	(110)	(3,306)	—	—	(3,416)
Share-based compensation expense	—	—	11,422	—	—	11,422
Balance, March 31, 2023	75,859,665	$189,649	$4,224,503	$1,448,636	$(613,784)	$5,249,004

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$139,926	$100,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,015	16,178
(Recovery) provision for credit losses	33,091	(8,449)
Deferred income taxes	3,127	49,073
Gains on sale of securities, net	(45)	—
Share-based compensation expense	11,422	8,486
Accretion of discount related to acquired loans	(7,398)	(6,741)
(Gains) losses on disposal of premises and equipment	(65)	812
Gains on sale of bank properties held for sale and repossessed real estate	(514)	(624)
Net amortization of premiums on investment securities	5,358	7,767
Bank properties held for sale and repossessed real estate write downs	410	195
Fair value adjustment for loans held for sale	9	6,026
Originations and purchases of loans held for sale	(157,683)	(645,339)
Proceeds from sales of loans held for sale	160,808	702,505
Gains on sales of loans held for sale	(1,456)	(1,845)
Increase in cash surrender value of BOLI	(5,906)	(5,260)
Net change in:
Accrued interest receivable	(3,921)	(4,630)
Prepaid assets	2,406	3,309
Operating leases	72	33
Bank owned life insurance	(930)	—
Trading securities	15,225	3,455
Derivative assets	51,729	290,886
Miscellaneous other assets	(115,557)	(75,613)
Accrued interest payable	14,193	3,035
Accrued income taxes	36,423	(20,188)
Derivative liabilities	(227,559)	119,608
Miscellaneous other liabilities	91,201	35,761
Net cash provided by operating activities	59,381	578,769
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	125,298	414,438
Proceeds from maturities and calls of investment securities held to maturity	45,308	40,152
Proceeds from maturities and calls of investment securities available for sale	110,287	158,642
Proceeds from sales and redemptions of other investment securities	25,500	13,216
Purchases of investment securities available for sale	—	(980,298)
Purchases of investment securities held to maturity	—	(1,049,722)
Purchases of other investment securities	(63,773)	(19,890)
Net increase in loans	(518,335)	(243,652)
Net cash received from acquisitions	—	250,115
Recoveries of loans previously charged off	3,589	3,168
Purchase of bank owned life insurance	—	(80,000)
Purchases of premises and equipment	(7,642)	(4,983)
Proceeds from redemption and payout of bank owned life insurance policies	3,794	—
Proceeds from sale of bank properties held for sale and repossessed real estate	1,511	5,449
Proceeds from sale of premises and equipment	616	453
Net cash used in investing activities	(273,847)	(1,492,912)
Cash flows from financing activities:
Net increase in deposits	51,450	518,522
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(12,309)	(10,830)
Proceeds from FHLB borrowings	2,150,000	—
Repayment of FHLB borrowings	(1,250,000)	—
Common stock repurchases	(3,416)	(88,815)
Dividends paid	(38,333)	(33,922)
Stock options exercised	1,173	408
Net cash provided by financing activities	898,565	385,363
Net (decrease) increase in cash and cash equivalents	684,099	(528,780)
Cash and cash equivalents at beginning of period	1,312,563	6,721,571
Cash and cash equivalents at end of period	$1,996,662	$6,192,791
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$54,953	$5,956
Income taxes	$2,400	$1,231
Recognition of operating lease assets in exchange for lease liabilities	$—	$12,428
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$3,499,774
Other intangible assets acquired	—	20,791
Liabilities assumed	—	3,205,694
Net identifiable assets acquired over liabilities assumed	—	342,939
Common stock issued in acquisition	—	659,772
Real estate acquired in full or in partial settlement of loans	$2,826	$1,151

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, should be referenced when reading these unaudited condensed consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

Loans

Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs, including unamortized fair value discount or premium. Unearned income on installment loans is recognized as income over the terms of the loans by methods that generally approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.  If the loan is prepaid, the remaining unamortized fees and costs are charged or credited to interest income.

Amortization ceases for non-accrual loans.

We place non acquired loans and acquired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection, and excludes factored receivables. For factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement due date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the held to maturity investment portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of March 31, 2023 and December 31, 2022, the Company had $2.6 billion and $2.7 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2023 and December 31, 2022, the accrued interest receivables for all investment securities recorded in Other Assets were $26.4 million and $28.2 million, respectively.

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

ACL – Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL for loans held for investment reflects management’s estimate of credit losses that will result from the inability of our borrowers to make required loan payments. The Company makes adjustments to the ACL by recording a provision for or recovery of credit losses through earnings. Loans charged off are recorded as reductions to the ACL on the balance sheet and subsequent recoveries of loan charge-offs are recorded as increases to the ACL when they are received.

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

The Company’s ACL is calculated using collectively evaluated and individually evaluated loans. The ACL is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is used for each loan in a pool, and the results are aggregated at the pool level. A periodic tendency to default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non-Owner Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

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

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides their quarterly macroeconomic baseline scenario and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses a four-quarter forecast and a four-quarter reversion period.

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

As of January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, prospectively that requires the elimination of TDR guidance. Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications. Longstanding TDR accounting rules were replaced as of January 1, 2023 with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 Recent Accounting Pronouncements). In accordance with the adoption of ASU 2022-02, any loans modified to a borrower experiencing financial difficulty are reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

Effective January 1, 2023, the ACL includes expected losses from modifications of receivables to borrowers experiencing financial difficulty. Losses on modifications of loans over $1 million to borrowers experiencing financial difficulty are estimated on an individual basis. Because the effect of the remainder of modifications made to borrowers experiencing financial difficulty is already incorporated into the measurement methodologies used to estimate the allowance, they are accounted for as pooled loans. The effects of reasonably expected TDRs are no longer considered in the measurement of expected credit losses. Prior to the adoption of ASU No. 2022-02, when determining the contractual term, the Company considered expected prepayments but was precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expected it would execute a TDR with a borrower. In the event of a reasonably expected TDR, the Company factored the reasonably-expected TDR into the expected credit losses estimate. For consumer loans, the point at which a TDR was reasonably expected was when the Company approved the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approved loan concessions on substandard loans. For commercial loans, the point at which a TDR was reasonably expected was when the Company approved the loan for modification or when the Credit Administration department approved loan concessions on substandard loans. The Company used a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2023 and December 31, 2022, the accrued interest receivables for loans recorded in Other Assets were $109.4 million and $105.4 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2023 and December 31, 2022, the liabilities recorded for expected credit losses on unfunded commitments were $85.1 million and $67.2 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Net Income.

Reclassification and Correction

Certain amounts previously reported have been reclassified to conform to the current quarter’s presentation. Such reclassifications had no effect on net income and shareholders’ equity.

During 2022, the Company determined the variation margin payments for its interest rate swaps centrally cleared through London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”) meet the legal characteristics of daily settlements of the derivatives (settle-to-market) rather than collateral (collateralize-to-market).  As a result, the variation margin payment and the related derivative instruments centrally cleared through LCH and CME are considered a single unit of account for accounting and financial reporting purposes.  Depending on the net position, the fair value is reported in Derivative Assets or Derivative Liabilities on the Condensed Consolidated Balance Sheets, as opposed to interest-earning deposits (restricted cash) within Cash and Cash Equivalents or interest-bearing deposits within Total Deposits.  In addition, the expense or income attributable to the variation margin payments for the centrally cleared swaps is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income, as opposed to Interest Income or Interest Expense.  The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.  As a result of the correction from collateralize-to-market accounting treatment previously applied by the Company to settle-to-market accounting treatment, the prior periods presented herein have been corrected, for what management has concluded to be an immaterial correction.

The table below discloses the net change (increase or (decrease)) included in all the Condensed Consolidated Statements of Net Income line items in this Form 10-Q, as a result of the change in accounting treatment. There was no impact to Net Income or Shareholders’ Equity as previously reported.

(Dollars in thousands)	Three Months Ended March 31,
INCOME STATEMENT	2022
Interest income:
Effect to interest income on federal funds sold and interest-earning
deposits with banks	$7
Net effect to interest income	7
Effect to interest expense on deposits	(37)
Net effect to interest expense	(37)
Net effect to net interest income	$44

Noninterest Income:
Effect to correspondent banking and capital market income	$(44)
Net effect to noninterest income	$(44)
Net effect to net income	$—

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The Company adopted ASU No. 2022-02 effective January 1, 2023. We elected to apply a prospective transition method, which applies only to modifications occurring after the adoption date. For loans meeting the Bank’s materiality criteria, which includes loans in excess of $250,000, an assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. On the transition date, the former TDR loans as of December 31, 2022 were designated as individually evaluated loans on January 1, 2023 and retained the allowance for credit losses allocated to these loans at the adoption date as the credit risk of these did not change. Aside from the changes to the disclosures required by ASU No. 2022-02, the ASU did not have a material impact on our consolidated financial statements.

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

ASU 2020-04 provides temporary, optional expedients and exceptions to ease the potential burden in accounting for modifications of loan contracts, borrowings, and other transactions related to reference rate reform associated with the LIBOR transition if certain criteria are met. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2022-06 extended the effective date through December 31, 2024. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at the instrument level on an ongoing basis. Management is adopting these option expedients beginning April 1, 2023 to coincide with the transition and modification of our Libor-exposed instruments beginning in the second quarter of 2023. These modifications have not had and are not expected to have a material impact on the consolidated financial statements.

In March 2023, FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The Proportional Amortization method was introduced by ASU No. 2014-01, but limited this amortization method to investments in low-income housing tax credit structures. The amendments in ASU 2023-02 will allow entities the option to elect whether they account for tax equity investments using the proportional amortization method if certain conditions are met, regardless of the program from which the income tax credits are received. The election would be on a program-by-program basis. The ASU would also require disclosures to be transparent about an entity’s investments that generate income tax credits and other income tax benefits. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company maintains investments in low-income housing tax structures and will evaluate whether it will change its current accounting treatment for low-income housing tax credits. The Company does not anticipate this ASU will have a material impact on its financial statements.

Note 4 — Mergers and Acquisitions

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

During three months ended March 31, 2023 and 2022, the Company incurred approximately $1.4 million and $5.6 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger and Branch Consolidation Related Expenses on the Company’s Condensed Consolidated Statements of Net Income.

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

(b)— Represents the reversal of Atlantic Capital's existing fair value adjustments of $17.2 million and the adjustment to record securities at fair value (discount) totaling $30.9 million (includes reclassification of all securities held as HTM to AFS totaling $237.6 million).

(c)— Represents approximately 1.40%, or $34.0 million, net credit discount of the loan portfolio and 2.24% total net discount, or $54.3 million, including non-credit discount, based on a third-party valuation. Also, includes a reversal of Atlantic Capital's ending ACL of $22.1 million and $7.6 million of existing Atlantic Capital’s deferred fees and costs.

(d)— Represents the preliminary fair value adjustments of $2.6 million on fixed assets and leased assets.

(e)— Represents approximately $17.5 million, or 0.63%, of CDI amount and $3.2 million for SBA servicing asset based on a third-party valuation. Atlantic Capital’s pre-merger goodwill and servicing asset of $19.9 million and $2.6 million, respectively, were written-off.

(f)— Represents deferred tax asset related to fair value adjustments with marginal tax rate of 23.9%, which includes an adjustment from Atlantic Capital’s effective tax rate to the Company’s effective tax rate. The difference in effective tax rates relates to state income taxes.

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

Comparative and Pro Forma Financial Information for the Atlantic Capital Acquisition

Pro-forma data for the three months ended March 31, 2022 listed in the table below presents pro-forma information as if the Atlantic Capital acquisition occurred at the beginning of 2022. These results combine the historical results of Atlantic Capital in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2022.

Merger-related costs of $5.6 million from the Atlantic Capital acquisition were incurred during the first quarter of 2022 and were excluded from pro forma information below. No adjustments have been made to reduce the impact of any OREO write downs, investment securities sold or repayment of borrowings recognized by Atlantic Capital in 2022. The core system conversion for the Atlantic Capital merger was completed during third quarter of 2022. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

Pro Forma
Three Months Ended
(Dollars in thousands)	March 31, 2022
Total revenues (net interest income plus noninterest income)	$371,196
Net interest income	$281,577
Net adjusted income available to the common shareholder	$113,903
EPS — basic	$1.49
EPS — diluted	$1.48

The disclosures regarding the results of operations for Atlantic Capital subsequent to the acquisition date are omitted as this information is not practical to obtain. The majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Atlantic Capital’s results of operation on a stand-alone basis.

Note 5 —Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2023:
U.S. Government agencies	$197,264	$—	$(28,175)	$169,089
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,553,373	—	(238,470)	1,314,903
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	468,794	—	(63,317)	405,477
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	360,962	—	(68,141)	292,821
Small Business Administration loan-backed securities	56,280	—	(10,958)	45,322
	$2,636,673	$—	$(409,061)	$2,227,612
December 31, 2022:
U.S. Government agencies	$197,262	$—	$(29,787)	$167,475
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	—	(255,093)	1,336,553
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	—	(69,664)	404,996
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	—	(66,304)	296,282
Small Business Administration loan-backed securities	57,087	—	(12,225)	44,862
	$2,683,241	$—	$(433,073)	$2,250,168

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2023:
U.S. Treasuries	$273,035	$—	$(4,939)	$268,096
U.S. Government agencies	246,001	—	(25,742)	220,259
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,951,725	—	(278,563)	1,673,162
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	689,575	—	(98,163)	591,412
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,180,323	8	(192,894)	987,437
State and municipal obligations	1,138,809	4	(171,856)	966,957
Small Business Administration loan-backed securities	466,462	194	(41,164)	425,492
Corporate securities	30,571	—	(3,387)	27,184
	$5,976,501	$206	$(816,708)	$5,159,999
December 31, 2022:
U.S. Treasuries	$272,416	$—	$(6,778)	$265,638
U.S. Government agencies	245,972	—	(26,884)	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,996,405	—	(298,052)	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,337	—	(107,292)	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,196,700	2,542	(198,844)	1,000,398
State and municipal obligations	1,269,525	1,210	(205,883)	1,064,852
Small Business Administration loan-backed securities	491,203	302	(46,695)	444,810
Corporate securities	35,583	—	(2,945)	32,638
	$6,216,141	$4,054	$(893,373)	$5,326,822

During the three months ended March 31, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million, a net gain of $45,000, realized from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were acquired from ACBI on March 1, 2022. These securities were marked to fair value at merger and therefore resulted in no gain or loss on sale.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2023:
Federal Home Loan Bank stock	$53,335
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,832
$217,991
December 31, 2022:
Federal Home Loan Bank stock	$15,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,808
$179,717

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2023, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at March 31, 2023 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$254,326	$250,191
Due after one year through five years	101,073	94,058	309,053	295,225
Due after five years through ten years	382,261	337,412	1,148,155	1,001,653
Due after ten years	2,153,339	1,796,142	4,264,967	3,612,930
	$2,636,673	$2,227,612	$5,976,501	$5,159,999

Information pertaining to our securities with gross unrealized losses at March 31, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$28,175	$169,089
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	238,470	1,314,903
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,187	45,925	62,130	359,552
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,414	57,771	54,727	235,050
Small Business Administration loan-backed securities	—	—	10,958	45,322
	$14,601	$103,696	$394,460	$2,123,916
Securities Available for Sale
U.S. Treasuries	$—	$—	$4,939	$268,096
U.S. Government agencies	1,065	53,935	24,677	166,324
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,027	32,334	277,536	1,640,828
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,650	73,464	95,513	517,948
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	10,606	107,009	182,288	874,332
State and municipal obligations	4,250	74,784	167,606	888,984
Small Business Administration loan-backed securities	428	80,092	40,736	278,346
Corporate securities	635	5,863	2,752	21,321
	$20,661	$427,481	$796,047	$4,656,179
December 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$5,514	$78,833	$24,273	$88,642
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	65,181	513,086	189,912	823,467
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30,284	277,868	39,380	127,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,318	82,895	51,986	213,387
Small Business Administration loan-backed securities	—	—	12,225	44,862
	$115,297	$952,682	$317,776	$1,297,486
Securities Available for Sale
U.S. Treasuries	$6,778	$265,638	$—	$—
U.S. Government agencies	8,193	138,807	18,691	80,281
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	42,767	459,773	255,285	1,238,580
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	21,450	274,082	85,842	326,963
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,156	206,228	181,688	767,002
State and municipal obligations	97,084	616,631	108,799	391,848
Small Business Administration loan-backed securities	2,152	92,535	44,543	264,933
Corporate securities	2,209	28,374	736	4,264
	$197,789	$2,082,068	$695,584	$3,073,871

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 — Summary of Significant Account Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At March 31, 2023, investment securities with a carrying value of $2.4 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. The carrying value total of $2.4 billion investment securities pledged was comprised of $1.9 billion pledged to secure public funds deposits, $415.7 million pledged to secure FHLB advances, and $113.2 million pledged to secure interest rate swap positions with correspondents. At December 31, 2023, investment securities with a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. The carrying value total of $2.6 billion investment securities pledged was comprised of $1.9 billion pledged to secure public funds deposits, $596.1 million pledged to secure FHLB advances, and $114.9 million pledged to secure interest rate swap positions with correspondents.

Trading Securities

At March 31, 2023 and December 31, 2022, trading securities, at estimated fair value, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
U.S. Government agencies	$3,925	$11,190
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	3,439	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,304	4,589
State and municipal obligations	7,122	13,993
Other debt securities	249	1,491
	$16,039	$31,263

Net losses on trading securities for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net losses on sales transaction	$(139)	$(1,239)
Net mark to mark losses	(6)	(1,976)
Net losses on trading securities	$(145)	$(3,215)

Note 6 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Loans:
Construction and land development (1)	$2,749,290	$2,860,360
Commercial non-owner occupied	8,236,216	8,072,959
Commercial owner occupied real estate	5,522,514	5,460,193
Consumer owner occupied (2)	5,528,546	5,162,042
Home equity loans	1,332,285	1,313,168
Commercial and industrial	5,321,306	5,313,483
Other income producing property	721,291	696,242
Consumer	1,277,549	1,278,426
Other loans	7,145	20,989
Total loans	30,696,142	30,177,862
Less allowance for credit losses	(370,645)	(356,444)
Loans, net	$30,325,497	$29,821,418
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods March 31, 2023 and December 31, 2022, to include net deferred costs of $55.3 million and $49.7 million, respectively, and unamortized discount total related to loans acquired of $64.7 million and $72.1 million, respectively. Accrued interest receivables of $109.4 million and $105.4 million, respectively, are accounted for separately and reported in other assets for the periods March 31, 2023 and December 31, 2022.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of March 31, 2023 and December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$65,979	$898,029	$602,843	$109,487	$34,046	$33,860	$75,139	$1,819,383
Special mention	—	2,022	1,193	264	20,255	7,671	—	31,405
Substandard	1,518	139	164	9	1,334	1,590	—	4,754
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$67,497	$900,190	$604,200	$109,760	$55,635	$43,127	$75,139	$1,855,548
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner occupied
Risk rating:
Pass	$144,211	$2,339,057	$1,964,957	$799,333	$892,806	$1,834,435	$89,240	$8,064,039
Special mention	95	9,442	708	12,167	5,423	60,130	—	87,965
Substandard	2,875	5,697	38,180	1,405	10,164	25,637	253	84,211
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner occupied	$147,181	$2,354,196	$2,003,846	$812,905	$908,393	$1,920,202	$89,493	$8,236,216
Commercial non-owner occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$—	$—	$51

Commercial Owner Occupied
Risk rating:
Pass	$165,248	$1,052,756	$1,154,709	$712,735	$702,606	$1,437,016	$70,057	$5,295,127
Special mention	342	3,576	24,689	3,285	4,397	37,842	1,020	75,151
Substandard	1,916	14,645	34,913	19,882	12,394	68,401	80	152,231
Doubtful	—	—	—	1	—	4	—	5
Total commercial owner occupied	$167,506	$1,070,977	$1,214,311	$735,903	$719,397	$1,543,263	$71,157	$5,522,514
Commercial owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$417,089	$1,349,157	$807,583	$478,312	$253,680	$514,686	$1,354,618	$5,175,125
Special mention	533	6,705	4,488	702	1,698	4,791	23,114	42,031
Substandard	2,464	4,025	27,306	5,574	6,359	13,109	45,274	104,111
Doubtful	1	2	17	1	—	16	2	39
Total commercial and industrial	$420,087	$1,359,889	$839,394	$484,589	$261,737	$532,602	$1,423,008	$5,321,306
Commercial and industrial
Current-period gross charge-offs	$2	$1,097	$160	$14	$149	$280	$104	$1,806

Other income producing property
Risk rating:
Pass	$14,839	$161,959	$107,741	$58,591	$45,660	$142,437	$49,887	$581,114
Special mention	80	603	859	1,007	337	3,387	2,076	8,349
Substandard	—	842	900	294	236	7,081	614	9,967
Doubtful	—	397	—	—	—	6	—	403
Total other income producing property	$14,919	$163,801	$109,500	$59,892	$46,233	$152,911	$52,577	$599,833
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner occupied
Risk rating:
Pass	$1,349	$4,740	$3,117	$1,720	$382	$467	$17,524	$29,299
Special mention	—	528	19	132	281	—	—	960
Substandard	—	7	94	931	1,601	193	151	2,977
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner occupied	$1,349	$5,275	$3,230	$2,783	$2,264	$661	$17,675	$33,237
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$7,145	$—	$—	$—	$—	$—	$—	$7,145
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$7,145	$—	$—	$—	$—	$—	$—	$7,145
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$815,860	$5,805,698	$4,640,950	$2,160,178	$1,929,180	$3,962,901	$1,656,465	$20,971,232
Special mention	1,050	22,876	31,956	17,557	32,391	113,821	26,210	245,861
Substandard	8,773	25,355	101,557	28,095	32,088	116,011	46,372	358,251
Doubtful	1	399	18	2	—	33	2	455
Total Commercial Loans	$825,684	$5,854,328	$4,774,481	$2,205,832	$1,993,659	$4,192,766	$1,729,049	$21,575,799
Total Commercial Loans
Current-period gross charge-offs	$2	$1,097	$211	$14	$149	$280	$104	$1,857

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$875,751	$742,985	$134,996	$63,439	$14,521	$29,442	$65,656	$1,926,790
Special mention	1,643	988	268	76	7,219	2,068	—	12,262
Substandard	214	10,409	11	2,326	—	4,282	—	17,242
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$877,608	$754,382	$135,275	$65,841	$21,740	$35,798	$65,656	$1,956,300
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner occupied
Risk rating:
Pass	$2,245,943	$1,849,079	$816,791	$959,707	$506,350	$1,417,397	$108,759	$7,904,026
Special mention	7,579	4,225	936	11,036	24,067	32,110	5,000	84,953
Substandard	13,256	25,557	609	9,383	6,472	26,366	2,257	83,900
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$2,266,778	$1,878,862	$818,336	$980,205	$536,889	$1,475,873	$116,016	$8,072,959
Commercial non-owner occupied
Current-period gross charge-offs	$8	$—	$—	$—	$—	$360	$—	$368

Commercial Owner Occupied
Risk rating:
Pass	$1,046,562	$1,136,289	$725,040	$709,669	$446,497	$1,080,522	$75,506	$5,220,085
Special mention	3,620	25,263	3,383	7,934	7,160	34,724	1,294	83,378
Substandard	12,861	34,210	19,962	16,502	9,487	62,808	895	156,725
Doubtful	—	—	1	—	—	4	—	5
Total commercial owner occupied	$1,063,043	$1,195,762	$748,386	$734,105	$463,144	$1,178,058	$77,695	$5,460,193
Commercial owner occupied
Current-period gross charge-offs	—	—	—	1,143	—	833	—	1,976

Commercial and industrial
Risk rating:
Pass	$1,566,203	$895,368	$506,655	$274,446	$212,522	$333,286	$1,386,678	$5,175,158
Special mention	5,885	3,782	3,401	1,859	3,378	1,316	24,347	43,968
Substandard	6,308	27,974	4,770	6,591	6,783	8,476	32,876	93,778
Doubtful	—	—	—	—	155	422	2	579
Total commercial and industrial	$1,578,396	$927,124	$514,826	$282,896	$222,838	$343,500	$1,443,903	$5,313,483
Commercial and industrial
Current-period gross charge-offs	4	2,825	198	630	2,214	2,589	1,742	10,202

Other income producing property
Risk rating:
Pass	$149,793	$92,887	$60,473	$46,189	$47,155	$107,436	$46,179	$550,112
Special mention	952	957	1,257	378	190	3,652	2,328	9,714
Substandard	876	359	1,281	300	214	11,214	1,065	15,309
Doubtful	401	—	—	—	—	136	—	537
Total other income producing property	$152,022	$94,203	$63,011	$46,867	$47,559	$122,438	$49,572	$575,672
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$50	$96

Consumer owner occupied
Risk rating:
Pass	$5,947	$3,124	$1,811	$418	$68	$332	$15,910	$27,610
Special mention	537	20	136	284	—	—	66	1,043
Substandard	13	95	12	1,614	—	202	151	2,087
Doubtful	—	—	—	—	1	—	—	1
Total Consumer owner occupied	$6,497	$3,239	$1,959	$2,316	$69	$534	$16,127	$30,741
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,911,188	$4,719,732	$2,245,766	$2,053,868	$1,227,113	$2,968,415	$1,698,688	$20,824,770
Special mention	20,216	35,235	9,381	21,567	42,014	73,870	33,035	235,318
Substandard	33,528	98,604	26,645	36,716	22,956	113,348	37,244	369,041
Doubtful	401	1	1	79	156	568	2	1,208
Total Commercial Loans	$5,965,333	$4,853,572	$2,281,793	$2,112,230	$1,292,239	$3,156,201	$1,768,969	$21,430,337

Current-period gross charge-offs	$12	$2,825	$198	$1,773	$2,214	$3,828	$1,792	$12,642

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of March 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$240,632	$1,748,552	$1,587,281	$657,794	$309,618	$939,645	$—	$5,483,522
30 days past due	—	438	451	323	672	2,242	—	4,126
60 days past due	—	243	97	620	—	746	—	1,706
90 days past due	—	676	268	853	683	3,475	—	5,955
Total Consumer owner occupied	$240,632	$1,749,909	$1,588,097	$659,590	$310,973	$946,108	$—	$5,495,309
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$2

Home equity loans
Days past due:
Current	$4,563	$7,084	$5,367	$3,733	$1,141	$17,773	$1,287,131	$1,326,792
30 days past due	—	273	—	—	89	1,003	2,424	3,789
60 days past due	—	59	—	—	—	221	494	774
90 days past due	—	—	162	21	277	121	349	930
Total Home equity loans	$4,563	$7,416	$5,529	$3,754	$1,507	$19,118	$1,290,398	$1,332,285
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$39	$—	$—	$—	$39

Consumer
Days past due:
Current	$104,807	$383,665	$187,023	$100,664	$78,646	$173,622	$224,373	$1,252,800
30 days past due	—	252	449	37	107	1,213	11,052	13,110
60 days past due	—	231	19	49	55	242	7,531	8,127
90 days past due	—	456	76	39	34	1,400	1,507	3,512
Total consumer	$104,807	$384,604	$187,567	$100,789	$78,842	$176,477	$244,463	$1,277,549
Consumer
Current-period gross charge-offs	$20	$295	$100	$79	$100	$244	$1,891	$2,729

Construction and land development
Days past due:
Current	$20,979	$554,627	$251,650	$35,810	$11,006	$18,336	$615	$893,023
30 days past due	—	325	—	—	—	279	—	604
60 days past due	—	—	—	22	—	92	—	114
90 days past due	—	—	—	1	—	—	—	1
Total Construction and land development	$20,979	$554,952	$251,650	$35,833	$11,006	$18,707	$615	$893,742
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$3,664	$45,269	$20,833	$4,812	$2,624	$43,104	$604	$120,910
30 days past due	—	—	—	—	—	292	—	292
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	256	—	256
Total other income producing property	$3,664	$45,269	$20,833	$4,812	$2,624	$43,652	$604	$121,458
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$374,645	$2,739,197	$2,052,154	$802,813	$403,035	$1,192,480	$1,512,723	$9,077,047
30 days past due	—	1,288	900	360	868	5,029	13,476	21,921
60 days past due	—	533	116	691	55	1,301	8,025	10,721
90 days past due	—	1,132	506	914	994	5,252	1,856	10,654
Total Consumer Loans	$374,645	$2,742,150	$2,053,676	$804,778	$404,952	$1,204,062	$1,536,080	$9,120,343

Current-period gross charge-offs	$20	$295	$100	$118	$100	$246	$1,891	$2,770

The following table presents the credit risk profile by past due status of total loans by origination year as of March 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$1,200,329	$8,596,478	$6,828,157	$3,010,610	$2,398,611	$5,396,828	$3,265,129	$30,696,142

Current-period gross charge-offs	$890	$524	$311	$132	$249	$526	$1,995	$4,627

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,695,454	$1,467,080	$657,005	$315,458	$187,580	$792,572	$—	$5,115,149
30 days past due	1,316	1,254	1,681	664	272	2,028	—	7,215
60 days past due	255	337	579	—	242	1,650	—	3,063
90 days past due	—	944	776	454	664	3,036	—	5,874
Total Consumer owner occupied	$1,697,025	$1,469,615	$660,041	$316,576	$188,758	$799,286	$—	$5,131,301
Consumer owner occupied
Current-period gross charge-offs	$25	$—	$—	$6	$23	$66	$—	$120

Home equity loans
Days past due:
Current	$5,921	$5,231	$3,282	$1,560	$1,955	$17,941	$1,272,848	$1,308,738
30 days past due	—	—	155	77	418	422	1,586	2,658
60 days past due	—	—	19	36	70	26	540	691
90 days past due	—	—	60	87	—	611	323	1,081
Total Home equity loans	$5,921	$5,231	$3,516	$1,760	$2,443	$19,000	$1,275,297	$1,313,168
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$19	$—	$280	$146	$445

Consumer
Days past due:
Current	$407,825	$206,003	$111,210	$86,008	$44,303	$141,053	$248,314	$1,244,716
30 days past due	718	194	78	174	63	1,255	17,471	19,953
60 days past due	55	103	107	36	144	557	9,836	10,838
90 days past due	126	60	58	66	165	1,660	784	2,919
Total consumer	$408,724	$206,360	$111,453	$86,284	$44,675	$144,525	$276,405	$1,278,426
Consumer
Current-period gross charge-offs	$254	$653	$337	$265	$62	$664	$7,979	$10,214

Construction and land development
Days past due:
Current	$466,475	$351,485	$50,472	$14,053	$7,006	$13,588	$379	$903,458
30 days past due	2	—	—	57	23	43	—	125
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	436	—	—	41	—	477
Total Construction and land development	$466,477	$351,485	$50,908	$14,110	$7,029	$13,672	$379	$904,060
Construction and land development
Current-period gross charge-offs	$—	$—	$21	$—	$—	$4	$—	$25

Other income producing property
Days past due:
Current	$45,717	$21,421	$4,937	$2,663	$4,322	$40,680	$624	$120,364
30 days past due	—	—	—	—	—	62	—	62
60 days past due	—	—	—	—	—	23	—	23
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$45,717	$21,421	$4,937	$2,663	$4,322	$40,886	$624	$120,570
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$2,621,392	$2,051,220	$826,906	$419,742	$245,166	$1,005,834	$1,522,165	$8,692,425
30 days past due	2,036	1,448	1,914	972	776	3,810	19,057	30,013
60 days past due	310	440	705	72	456	2,256	10,376	14,615
90 days past due	126	1,004	1,330	607	829	5,469	1,107	10,472
Total Consumer Loans	$2,623,864	$2,054,112	$830,855	$421,393	$247,227	$1,017,369	$1,552,705	$8,747,525

Current-period gross charge-offs	$279	$653	$358	$290	$85	$1,014	$8,125	$10,804

The following table presents the credit risk profile by past due status of total loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$8,589,197	$6,907,684	$3,112,648	$2,533,623	$1,539,466	$4,173,570	$3,321,674	$30,177,862

Current-period gross charge-offs	$291	$3,478	$556	$2,063	$2,299	$4,842	$9,917	$23,446

The following table presents an aging analysis of past due accruing loans, segregated by class.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2023
Construction and land development	$980	$4,050	$—	$5,030	$2,743,954	$306	$2,749,290
Commercial non-owner occupied	4,410	1,778	—	6,188	8,208,270	21,758	8,236,216
Commercial owner occupied	3,841	4,552	1,665	10,058	5,476,893	35,563	5,522,514
Consumer owner occupied	2,521	1,344	—	3,865	5,505,300	19,381	5,528,546
Home equity loans	2,811	673	—	3,484	1,323,065	5,736	1,332,285
Commercial and industrial	21,931	9,618	1,837	33,386	5,257,967	29,953	5,321,306
Other income producing property	2,224	156	147	2,527	715,773	2,991	721,291
Consumer	13,015	8,002	1	21,018	1,251,249	5,282	1,277,549
Other loans	—	—	—	—	7,145	—	7,145
	$51,733	$30,173	$3,650	$85,556	$30,489,616	$120,970	$30,696,142
December 31, 2022
Construction and land development	$2,146	$3,653	$—	$5,799	$2,853,734	$827	$2,860,360
Commercial non-owner occupied	1,158	978	77	2,213	8,050,321	20,425	8,072,959
Commercial owner occupied	10,748	2,059	2,231	15,038	5,410,066	35,089	5,460,193
Consumer owner occupied	6,001	744	40	6,785	5,137,950	17,307	5,162,042
Home equity loans	2,527	361	—	2,888	1,303,964	6,316	1,313,168
Commercial and industrial	24,500	11,677	1,704	37,881	5,258,473	17,129	5,313,483
Other income producing property	1,623	1,480	298	3,401	690,107	2,734	696,242
Consumer	19,713	10,655	—	30,368	1,243,660	4,398	1,278,426
Other loans	—	—	—	—	20,989	—	20,989
	$68,416	$31,607	$4,350	$104,373	$29,969,264	$104,225	$30,177,862

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of March 31, 2023 and the information pertaining to nonaccrual loans by class, including restructured loans as of December 31, 2023.

	March 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2023	90 Days Accruing(1)	with no allowance(1)	2022
Construction and land development	$306	$—	$8	$827
Commercial non-owner occupied	21,758	—	11,338	20,425
Commercial owner occupied real estate	35,563	1,665	15,034	35,089
Consumer owner occupied	19,381	—	5	17,307
Home equity loans	5,736	—	1,489	6,316
Commercial and industrial	29,953	1,837	6,252	17,129
Other income producing property	2,991	147	—	2,734
Consumer	5,282	1	—	4,398
Total loans on nonaccrual status	$120,970	$3,650	$34,126	$104,225
(1)	– Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2023.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	March 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2023	Coverage	%	2022	Coverage	%
Commercial owner occupied real estate
Industrial	$8,166	$9,344	114%	$—	$—
Other	6,868	17,012	248%	14,638	38,900	266%
Commercial non-owner occupied real estate
Other	11,338	31,860	281%	6,450	10,900	169%
Commercial and industrial
Other	18,428	30,586	166%	4,808	5,591	116%
Home equity loans
Residential 1-4 family dwelling	1,489	2,860	192%	1,523	1,671	110%
Total collateral dependent loans	$46,289	$91,662		$27,419	$57,062

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $18.9 million during the three months ended March 31, 2023.

For loans meeting the Bank’s materiality criteria, which includes loans in excess of $250,000, an assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. Longstanding TDR accounting rules were replaced with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 Recent Accounting Pronouncements). In accordance with the prospective adoption of ASU 2022-02 effective January 1, 2023, any loan modified to a borrower experiencing financial difficulty is reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

The allowance for credit losses includes losses from modifications of receivables to borrowers experiencing financial difficulty. Losses on modifications of loans over $1.0 million to borrowers experiencing financial difficulty are estimated on an individual basis.  Because the effect of the remainder of modifications made to borrowers experiencing financial difficulty is already incorporated into the measurement methodologies used to estimate the allowance, they are measured for expected credit losses for as pooled loans.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual. Loans on accruing status at the date of modification are initially classified as accruing if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the modification agreement. Nonaccrual loans are returned to accruing status when there is economic substance to the modification, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months).

The following table presents loans designated as modifications made to borrowers experiencing financial difficulty during 2023 resulting from the adoption of ASU 2022-02, segregated by type of modification and asset class, and indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $12,000 as of March 31, 2023. There were no other types or combination of modifications other than term extensions for the three months ended March 31, 2023.

	Three Months Ended and As of March 31,
	2023
			Increase in
	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$260	$0.04%	12 months
Commercial owner occupied real estate	2,105	0.02%	8 months
Commercial and industrial	1,145	0.02%	10 months
Consumer	282	0.02%	6 months
Total term extensions	$3,792

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan, for borrowers willing to continue to pay, to minimize losses for the Bank. At March 31, 2023, the Company had $3.4 million remaining in commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured, for the comparative period, prior to the adoption of ASU 2022-02.

	Three Months Ended March 31,
	2022
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Construction and land development	1	$120	$120
Commercial non-owner occupied	1	187	187
Commercial owner occupied	2	268	268
Consumer owner occupied	1	99	99
Commercial and industrial	4	497	497
Other income producing property	2	119	119
Total interest rate modifications	11	$1,290	$1,290
Term modification
Construction and land development	1	$141	$141
Commercial non-owner occupied	2	2,356	2,356
Total term modifications	3	2,497	2,497
	14	$3,787	$3,787

At March 31, 2022, the balance of accruing TDRs was $12.4 million. The Company had $768,000 remaining availability under commitments to lend additional funds on restructured loans at March 31, 2022. The amount of specific reserve associated with restructured loans was $4.2 million at March 31, 2022.

The following table presents the changes in status of loans modified within the previous three months to borrowers experiencing financial difficulty, as of March 31, 2023, by type of modification. There were no subsequent defaults.

	Paying Under	Converted to	Foreclosures
	Restructured Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost
Term extension
Construction and land development	$260	$—	$—
Commercial owner occupied real estate	2,105	—	—
Consumer owner occupied	282	—	—
Commercial and industrial	1,145	—	—
Total term extensions	$3,792	$—	$—

The following table presents the changes in status of TDR loans within the previous twelve months as of March 31, 2022 by type of concession, for the comparative period, prior to the adoption of ASU 2022-02. There were no subsequent defaults that resulted in a change to reserves on the individually evaluated loan.

	Paying Under		Converted to		Foreclosures and
	Restructured Terms		Nonaccrual		Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	14	$1,783	—	$—	—	$—
Term modification	4	2,806	—	—	—	—
	18	$4,589	—	$—	—	$—

The following table depicts the performance of loans modified within the previous three months to borrowers experiencing financial difficulty, as of March 31, 2023.

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Construction and land development	$260	$—	$—
Commercial owner occupied	2,105	—	—
Consumer owner occupied	282	—	—
Commercial and industrial	1,145	—	—
Total	$3,792	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Other				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	C&D	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(2)	—	(39)	—	—	(2,729)	—	—	—	(51)	(1,806)	(4,627)
Recoveries	294	5	245	72	258	584	—	—	293	106	1,732	3,589
Net (charge offs) recoveries	292	5	206	72	258	(2,145)	—	—	293	55	(74)	(1,038)
Provision (recovery) (1)	4,871	(61)	(774)	130	9,401	2,697	1,823	30	(835)	3,933	(5,976)	15,239
Balance at end of period March 31, 2023	$77,351	$349	$14,318	$9,176	$55,069	$23,319	$5,507	$879	$57,541	$82,473	$44,663	$370,645

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$77,982	$350	$12,229	$8,994	$49,865	$23,319	$5,369	$731	$49,297	$78,013	$35,355	$341,504
Individually evaluated	197	—	2,285	—	155	—	—	—	6,812	2,721	4,612	16,782
Total quantitative allowance	78,179	350	14,514	8,994	50,020	23,319	5,369	731	56,109	80,734	39,967	358,286
Qualitative allowance	(828)	(1)	(196)	182	5,049	—	138	148	1,432	1,739	4,696	12,359
Balance at end of period March 31, 2023	$77,351	$349	$14,318	$9,176	$55,069	$23,319	$5,507	$879	$57,541	$82,473	$44,663	$370,645

Three Months Ended March 31, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	84	—	—	—	86	—	—	—	1,479	—	7,569	9,218
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(58)	(19)	(218)	—	(4)	(2,661)	—	—	(371)	—	(2,159)	(5,490)
Recoveries	394	55	257	3	234	532	—	—	314	69	1,309	3,167
Net (charge offs) recoveries	336	36	39	3	230	(2,129)	—	—	(57)	69	(850)	(2,323)
Provision (recovery) (1)	(1,806)	(87)	175	614	(14,438)	828	(1,444)	42	(16,641)	13,945	(3,191)	(22,003)
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$45,805	$586	$12,301	$5,616	$24,770	$21,899	$3,903	$607	$45,302	$95,051	$32,476	$288,316
Individually evaluated	168	—	1,357	—	588	—	—	—	2,960	—	3,358	8,431
Total quantitative allowance	45,973	586	13,658	5,616	25,358	21,899	3,903	607	48,262	95,051	35,834	296,747
Qualitative allowance	29	—	13	—	—	—	—	—	832	1,309	1,466	3,649
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396
(1)	Provision for credit losses for unfunded commitments of $17.9 million was recorded during the first quarter of 2023, compared to a negative provision (recovery) for credit losses of ($142,000), net of the provision for $3.4 million recorded for the unfunded commitments acquired from ACBI, recorded during the first quarter of 2022 that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Properties Held for Sale

The following is a summary of information pertaining to OREO and Bank Properties Held for Sale:

(Dollars in thousands)	OREO	Bank Properties Held for Sale	Total
Balance, December 31, 2022	$1,023	$17,754	$18,777
Additions, net	2,826	—	2,826
Write-downs	—	(409)	(409)
Sold	(376)	(621)	(997)
Balance, March 31, 2023	$3,473	$16,724	$20,197

At March 31, 2023, there were a total of six properties included in OREO compared to six properties at December 31, 2022. At March 31, 2023, there were a total of 16 properties included in bank properties held for sale which compares to 17 properties included in properties held for sale, at December 31, 2022. At March 31, 2023, we had no residential real estate included in OREO and $3.0 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of March 31, 2023 and December 31, 2022, we had operating right-of-use (“ROU”) assets of $104.7 million and $108.0 million, respectively, and operating lease liabilities of $112.4 million and $115.6 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 21 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Lease Cost Components:
Amortization of ROU assets - finance leases	$117	$117
Interest on lease liabilities - finance leases	11	13
Operating lease cost (cost resulting from lease payments)	4,240	4,333
Short-term lease cost	109	143
Variable lease cost (cost excluded from lease payments)	634	437
Total lease cost	$5,111	$5,043
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease - operating cash flows	$11	$13
Finance lease - financing cash flows	110	108
Operating lease - operating cash flows (fixed payments)	4,097	4,181
Operating lease - operating cash flows (net change asset/liability)	(3,287)	(3,303)
New ROU assets - operating leases	—	12,428
New ROU assets - finance leases	—	—
Weighted - average remaining lease term (years) - finance leases	5.18	6.17
Weighted - average remaining lease term (years) - operating leases	9.88	10.47
Weighted - average discount rate - finance leases	1.7%	1.7%
Weighted - average discount rate - operating leases	3.0%	3.0%

Operating lease payments due:
2023 (excluding the quarter ended March 31, 2023)	$12,226
2024	15,011
2025	13,548
2026	13,135
2027	12,172
Thereafter	66,550
Total undiscounted cash flows	132,642
Discount on cash flows	(20,233)
Total operating lease liabilities	$112,409

As of March 31, 2023, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At March 31, 2023, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2023, we had no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$12,422,583	$13,168,656
Interest-bearing checking	8,316,023	8,955,519
Savings	3,156,214	3,464,351
Money market	8,388,275	8,342,111
Time deposits	4,118,497	2,419,986
Total deposits	$36,401,592	$36,350,623

At March 31, 2023 and December 31, 2022, we had $658.5 million and $464.9 million in certificates of deposits greater than $250,000, respectively. At March 31, 2023 and December 31, 2022, the Company held $1.4 billion and $150.0 in traditional, out-of-market brokered deposits, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.5 million for the three months ended March 31, 2023 and $4.0 million for the three months ended March 31, 2022 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2023	2022
Basic earnings per common share:
Net income	$139,926	$100,329
Weighted-average basic common shares	75,902	71,447
Basic earnings per common share	$1.84	$1.40
Diluted earnings per common share:
Net income	$139,926	$100,329
Weighted-average basic common shares	75,902	71,447
Effect of dilutive securities	487	664
Weighted-average dilutive shares	76,389	72,111
Diluted earnings per common share	$1.83	$1.39

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended March 31,
	2023			2022
Number of shares			57,169			57,169
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35

Note 13 — Share-Based Compensation

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of ACBI under various equity incentive plans pursuant to the acquisition of ACBI on March 1, 2022 and the obligations of CenterState under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020.

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000's)
Outstanding at January 1, 2023	161,832	$66.20
Exercised	(19,011)	51.01
Expired	(929)	33.09
Outstanding at March 31, 2023	141,892	68.45	3.03	$1,534
Exercisable at March 31, 2023	141,892	68.45	3.03	$1,534

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of 2023. Because all outstanding stock options had vested as of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the year ended March 31, 2023. The intrinsic value of stock option shares exercised for the three months ended March 31, 2023 was $510,000.

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

Nonvested restricted stock for 2023 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2023	50,506	$89.12
Vested	(18,380)	90.00
Forfeited	(2,233)	90.00
Nonvested at March 31, 2023	29,893	$88.51

As of March 31, 2023, there was $1.8 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.11 years as of March 31, 2023. The total fair value of shares vested during the three months ended March 31, 2023 was $1.5 million.

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

Outstanding RSUs for the three months ended March 31, 2023 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2023	940,512	$73.82
Granted	328,343	76.05
Vested	(177,708)	86.81
Forfeited	(3,604)	75.92
Outstanding at March 31, 2023	1,087,543	$72.37

The nonvested shares of 1,087,543 at March 31, 2023 includes 89,682 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2021, 2022 and 2023 Long Term Incentive performance-based RSU grants, an additional 147,601 shares in total may be issued by the Company at the end of the three-year performance periods.

As of March 31, 2023, there was $39.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.22 years as of March 31, 2023. The total fair value of RSUs vested and released during the three months ended March 31, 2023 was $15.4 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2023, commitments to extend credit and standby letters of credit totaled $11.4 billion. As of March 31, 2023, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $85.1 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of March 31, 2023, any such liability is not expected to have a material effect on our consolidated financial statements.

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

Trading Securities

The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the Condensed Consolidated Balance Sheets but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the Condensed Consolidated Balance Sheets, the fair value was determined by broker price indications of similar or same securities.

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

Loans

We do not record loans at fair value on a recurring basis. However, from time to time, a loan may be individually evaluated for expected credit losses if it no longer shares similar risk characteristics with other pooled loans. Once a loan is identified as an individually evaluated loan, management measures expected credit losses using estimated fair value methodologies. The fair value of the individually evaluated loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring an ACL represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2023, approximately two thirds of the individually evaluated loans were evaluated based on the fair value of the collateral because such loans were considered collateral dependent. Individually evaluated loans, where an allowance is established based on the fair value of collateral, requires classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, we consider the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we consider the individually evaluated loan as nonrecurring Level 3.

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, OREO is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. Gains or losses on sale and generally any subsequent adjustments to the value are recorded as a component of OREO Expense and Loan Related Expense in the Condensed Consolidated Statements of Net Income.

Bank Property Held for Sale

Bank property held for sale consists of locations that management has identified as no longer needed and reclassified from bank properties. These properties are typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, bank property held for sale is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, restrictions and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time a property is identified as held for sale, any excess of the book balance over the fair value of the real estate is treated as a charge against earnings. Gains or losses on sale and generally any subsequent write-downs to the value are recorded as a component in Other Expense in the Condensed Consolidated Statements of Net Income.

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy (See Note 17 — Derivative Financial Instruments for additional information).

Mortgage Servicing Rights (“MSRs”) and SBA Servicing Asset

The estimated fair value of MSRs and SBA servicing asset is obtained through a third-party vendor analysis of future cash flows. In early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, the Company began using a third-party vendor analysis of future cash flows to determine the fair value of the SBA servicing asset. Previously, the SBA servicing asset was recorded at amortized cost. The valuations for the servicing assets use assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs and SBA servicing asset are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
Assets
Derivative financial instruments	$159,287	$—	$159,287	$—
Loans held for sale	27,289	—	27,289	—
Trading securities	16,039	—	16,039	—
Securities available for sale:
U.S. Treasuries	268,096	—	268,096	—
U.S. Government agencies	220,259	—	220,259	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,673,162	—	1,673,162	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	591,412	—	591,412	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	987,437	—	987,437	—
State and municipal obligations	966,957	—	966,957	—
Small Business Administration loan-backed securities	425,492	—	425,492	—
Corporate securities	27,184	—	27,184	—
Total securities available for sale	5,159,999	—	5,159,999	—
Mortgage servicing rights	85,406	—	—	85,406
SBA servicing asset	6,521	—	—	6,521
	$5,454,541	$—	$5,362,614	$91,927
Liabilities
Derivative financial instruments	$806,584	$—	$806,584	$—

December 31, 2022:
Assets
Derivative financial instruments	$211,016	$—	$211,016	$—
Loans held for sale	28,968	—	28,968	—
Trading securities	31,263	—	31,263	—
Securities available for sale:
U.S. Treasuries	265,638	—	265,638	—
U.S. Government agencies	219,088	—	219,088	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	—	1,698,353	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	—	601,045	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	—	1,000,398	—
State and municipal obligations	1,064,852	—	1,064,852	—
Small Business Administration loan-backed securities	444,810	—	444,810	—
Corporate securities	32,638	—	32,638	—
Total securities available for sale	5,326,822	—	5,326,822	—
Mortgage servicing rights	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	6,068
	$5,690,747	$—	$5,598,069	$92,678
Liabilities
Derivative financial instruments	$1,034,143	$—	$1,034,143	$—

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2023. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2023 is as follows:

(Dollars in thousands)	MSRs
Fair value, January 1, 2023	$86,610
Servicing assets that resulted from transfers of financial assets	1,494
Changes in fair value due to valuation inputs or assumptions	(1,289)
Changes in fair value due to decay	(1,409)
Fair value, March 31, 2023	$85,406

In 2022, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending March 31, 2023 is as follows:

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2023	$6,068
Servicing assets that resulted from transfers of financial assets	334
Changes in fair value due to decay	(236)
Changes in fair value due to valuation inputs or assumptions	355
Fair value, March 31, 2023	$6,521

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2023.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023:
OREO	$3,473	$—	$—	$3,473
Bank properties held for sale	16,724	—	—	16,724
Individually evaluated loans	28,650	—	—	28,650
December 31, 2022:
OREO	$1,023	$—	$—	$1,023
Bank properties held for sale	17,754	—	—	17,754
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2023	2022
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	24%	31%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	15%	16%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2023
Financial assets:
Cash and cash equivalents	$1,996,662	$1,996,662	$1,996,662	$—	$—
Trading securities	16,039	16,039	—	16,039	—
Investment securities	8,014,663	7,567,328	179,717	7,387,611	—
Loans held for sale	27,289	27,289	—	27,289	—
Loans, net of allowance for credit losses	30,325,497	29,646,800	—	—	29,646,800
Accrued interest receivable	138,515	138,515	—	26,888	111,627
Mortgage servicing rights	85,406	85,406	—	—	85,406
SBA servicing asset	6,521	—	—	—	6,521
Interest rate swap - non-designated hedge	157,014	157,014	—	157,014	—
Other derivative financial instruments (mortgage banking related)	2,273	2,273	—	2,273	—
Financial liabilities:
Deposits	36,401,592	36,333,275	—	36,333,275	—
Federal funds purchased and securities sold under agreements to repurchase	544,108	556,417	—	556,417	—
Corporate and subordinated debentures	392,182	380,925	—	380,925	—
Other borrowings	900,000	900,000	—	900,000	—
Accrued interest payable	20,411	20,411	—	20,411	—
Interest rate swap - non-designated hedge	806,584	806,584	—	806,584	—
Other derivative financial instruments (mortgage banking related)	—	—	—	—	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(255,022)	—	(255,022)	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$1,312,563	$1,312,563	$1,312,563	$—	$—
Trading securities	31,263	31,263	—	31,263	—
Investment securities	8,189,780	7,756,707	179,717	7,576,990	—
Loans held for sale	28,968	28,968	—	28,968	—
Loans, net of allowance for credit losses	29,821,418	29,329,499	—	—	29,329,499
Accrued interest receivable	134,594	134,594	—	28,449	106,145
Mortgage servicing rights	86,610	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	—	6,068
Interest rate swap - non-designated hedge	210,216	210,216	—	210,216	—
Other derivative financial instruments (mortgage banking related)	800	800	—	800	—
Financial liabilities:
Deposits	36,350,623	36,264,401	—	36,264,401	—
Federal funds purchased and securities sold under agreements to repurchase	556,417	556,417	—	556,417	—
Corporate and subordinated debentures	392,275	377,360	—	377,360	—
Accrued interest payable	6,218	6,218	—	3,345	—
Interest rate swap - non-designated hedge	1,033,980	1,033,980	—	1,033,980	—
Other derivative financial instruments (mortgage banking related)	163	163	—	163	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(184,801)	—	(184,801)	—

Note 16 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive income before reclassifications	—	63,271	63,271
Amounts reclassified from accumulated other comprehensive loss	—	33	33
Net comprehensive income	—	63,304	63,304
Balance at March 31, 2023	$(673)	$(613,111)	$(613,784)

Three Months Ended March 31, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(272,810)	(272,810)
Net comprehensive loss	—	(272,810)	(272,810)
Balance at March 31, 2022	$57	$(294,013)	$(293,956)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2023	2022	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$45	$—	Securities gains, net
	(12)	—	Provision for income taxes
	33	—	Net income
Total reclassifications for the period	$33	$—

Note 17 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			March 31, 2023			December 31, 2022
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets and Other Liabilities	$12,186	$206	$—	$12,289	$414	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,701,004	28,580	805,749	10,480,171	8,539	1,033,980
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,606,749	128,227	835	10,400,733	201,263	—

Not designated hedges of interest rate risk - mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	67,500	1,158	—	35,000	—	163
Contracts used to hedge mortgage pipeline	Other Assets	100,500	1,115	—	51,000	800	—
Total derivatives		$21,487,939	$159,286	$806,584	$20,979,193	$211,016	$1,034,143

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges on the balance sheet at fair value. We had no cash flow hedges as of March 31, 2023 and December 31, 2022. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

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

The Company did not maintain any cash flow hedges on the balance sheet throughout the three months ended March 31, 2023 and year ended December 31, 2022 (See Note 16—Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings).

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivatives dealer) exceed those payable. We control the risk of loss by only transacting with derivatives dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes. With the Company not maintaining any cash flow hedges at March 31, 2023 and December 31, 2022, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of March 31, 2023 and December 31, 2022, the Company maintained loan swaps, with an aggregate notional amount of $12.2 million and $12.3 million, respectively, accounted for as fair value hedges. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

The variation margin settlement payment and the related derivative instruments fair value are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position of the swaps with LCH and CME, the fair value, net of the variation margin, is reported in Derivative Assets or Derivative Liabilities on the Condensed Consolidated Balance Sheets. In addition, the expense or income attributable to the variation margin for the centrally cleared swaps with LCH and CME is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2023 and December 31, 2022, the interest rate swaps had an aggregate notional amount of approximately $21.3 billion and $20.9 billion, respectively. At March 31, 2023, the fair value of the interest rate swap derivatives is recorded in other assets at $156.8 million and in other liabilities at $806.6 billion. The fair value of derivative assets at March 31, 2023 was reduced by $650.0 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2022, the fair value of the interest rate swap derivatives was recorded in other assets at $209.8 million and other liabilities at $1.0 billion. The fair value of derivative assets at December 31, 2022 was reduced by $824.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Condensed Consolidated Statements of Net Income. There was a net gain of $96,000 recorded on these derivatives for the year ended March 31, 2023. There was a net gain of $41,000 recorded on these derivatives for the quarter ended March 31, 2022. As of March 31, 2023, we provided $222.7 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Condensed Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $113.2 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Condensed Consolidated Balance Sheets. Counterparties provided $100.3 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Condensed Consolidated Balance Sheets.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2023 and December 31, 2022, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at March 31, 2023, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Condensed Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2023 and 2022.

Mortgage Banking

The Company also has derivatives contracts that are not classified as accounting hedges to mitigate risks related to the Company’s mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s Condensed Consolidated Statements of Net Income in mortgage banking income.

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On March 31, 2023, we had derivative financial instruments outstanding with notional amounts totaling $67.5 million related to MSRs, compared to $35.0 million on December 31, 2022. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $1.2 million at March 31, 2023, compared to a loss of $163,000 at December 31, 2022.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Mortgage loan pipeline	$107,831	$40,850
Expected closures	90,737	37,210
Fair value of mortgage loan pipeline commitments	1,848	524
Forward sales commitments	100,500	51,000
Fair value of forward commitments	(734)	276

Note 18 — Capital Ratios

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

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required - Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,891,155	11.13%	$2,446,483	7.00%	$2,271,735	6.50%
SouthState Bank (the Bank)	4,165,577	11.93%	2,443,212	7.00%	2,268,697	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,891,155	11.13%	2,970,730	8.50%	2,795,981	8.00%
SouthState Bank (the Bank)	4,165,577	11.93%	2,966,757	8.50%	2,792,242	8.00%
Total capital to risk-weighted assets:
Consolidated	4,647,783	13.30%	3,669,725	10.50%	3,494,976	10.00%
SouthState Bank (the Bank)	4,532,206	12.99%	3,664,818	10.50%	3,490,303	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,891,155	9.05%	1,719,404	4.00%	2,149,255	5.00%
SouthState Bank (the Bank)	4,165,577	9.70%	1,718,633	4.00%	2,148,291	5.00%
December 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,788,106	10.96%	$2,420,417	7.00%	$2,247,530	6.50%
SouthState Bank (the Bank)	4,074,045	11.80%	2,417,133	7.00%	2,244,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,788,106	10.96%	2,939,077	8.50%	2,766,190	8.00%
SouthState Bank (the Bank)	4,074,045	11.80%	2,935,090	8.50%	2,762,438	8.00%
Total capital to risk-weighted assets:
Consolidated	4,485,397	12.97%	3,630,625	10.50%	3,457,738	10.00%
SouthState Bank (the Bank)	4,381,336	12.69%	3,625,700	10.50%	3,453,047	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,788,106	8.72%	1,736,991	4.00%	2,171,239	5.00%
SouthState Bank (the Bank)	4,074,045	9.39%	1,736,330	4.00%	2,170,412	5.00%

As of March 31, 2023 and December 31, 2022, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In accordance with ASU No. 2016-13, the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, the Company recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 50% being phased out in 2023.

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at March 31, 2023 and December 31, 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2022. We determined that no impairment charge was necessary for each period end. We will continue to monitor the impact of the market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Gross carrying amount	$275,321	$274,869
Accumulated amortization	(165,718)	(158,419)
	$109,603	$116,450

Amortization expense totaled $7.3 million for the quarter ended March 31, 2023, compared to $8.5 million for the quarter ended March 31, 2022.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

In early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, which was recorded at fair value on acquisition date, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the change in accounting treatment, the Company will no longer amortize the SBA servicing asset and therefore excluded the SBA servicing asset from the future amortization expense table presented below. The fair value of the SBA servicing asset was $6.5 million and $6.1 million, respectively, at March 31, 2023 and December 31, 2022.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2023	$7,028
September 30, 2023	6,616
December 31, 2023	6,615
March 31, 2024	6,003
June 30, 2024	5,739
Thereafter	71,082
$103,083

Note 20 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Condensed Consolidated Balance Sheets the portfolio of residential mortgages serviced for others, was $6.6 billion as of both March 31, 2023 and December 31, 2022. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the year ended March 31, 2023 and March 31, 2022 were $4.1 million and $3.8 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Condensed Consolidated Statements of Net Income.

At March 31, 2023 and December 31, 2022, MSRs were $85.4 million and $86.6 million on our Condensed Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Condensed Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the year ended March 31, 2023 and March 31, 2022 were losses of $1.3 million, compared with gains of $12.8 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2023	March 31, 2022
(Decrease) increase in fair value of MSRs	$(1,290)	$12,827
Decay of MSRs	(1,409)	(2,230)
Gain (loss) related to derivatives	145	(11,838)
Net effect on Condensed Consolidated Statements of Net Income	$(2,554)	$(1,241)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2023		2022
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.24	years	8.37	years
Constant Prepayment rate (CPR)	6.6%		6.4%
Weighted average discount rate	10.0%		10.0%
Effect on fair value due to change in interest rates
25 basis point increase	$1,012		$774
50 basis point increase	1,888		1,428
25 basis point decrease	(1,146)		(902)
50 basis point decrease	(2,422)		(1,938)

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

Whole loan sales were $159.4 million for the year ended March 31, 2023, compared to $700.7 million for the year ended March 31, 2022. For March 31, 2023, $123.0 million, or 77.2%, were sold with the servicing rights retained by the Company, compared to $530.5 million, or 75.7%, for March 31, 2022.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $27.3 million and $29.0 million at March 31, 2023 and December 31, 2022, respectively.

Note 21 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in federal funds purchased and securities sold under agreements to repurchase on the condensed consolidated balance sheets. At March 31, 2023 and December 31, 2022, our repurchase agreements totaled $310.8 million and $342.8 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2023 and December 31, 2022. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $435.5 million and $443.2 million at March 31, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At March 31, 2023 and December 31, 2022, our federal funds purchased totaled $233.4 million and $213.6 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of March 31, 2023, the Company had $900.0 million in outstanding FHLB borrowings with a weighted average interest rate of 5.07%. As of December 31, 2022, there were no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at March 31, 2023, were approximately $6.5 billion in collateral value and investment securities and cash pledged were approximately $355.0 million in collateral value. This allows the Company a total borrowing capacity at the FHLB of approximately $6.9 billion. After accounting for letters of credit totaling $2.1 million and $900.0 million of FLHB advances, the Company had unused net credit available with the FHLB in the amount of approximately $6.0 billion at March 31, 2023. The Company also has a total borrowing capacity at the FRB of $2.5 billion at March 31, 2023 secured by a blanket lien on $2.5 billion in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at March 31, 2023 or December 31, 2022.

Note 22 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2022 or during the first quarter of 2023. During the first quarter of 2022, before the approval of the 2022 Stock Repurchase Program, the Company repurchased a total of 1,012,038 shares at a weighted average price of $85.43 per share pursuant to the 2021 Stock Repurchase Plan.

Note 23 — Subsequent Events

On April 27, 2023, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.50 per share. The dividend is payable on May 19, 2023 to shareholders of record as of May 12, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2022. Results for the year ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams, a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, and CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2023, we had approximately $44.9 billion in assets and 5,085 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022 and also analyzes our financial condition as of March 31, 2023 as compared to December 31, 2022. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Regulatory Considerations

In the aftermath of the recent bank failures, we expect that the banking agencies will propose certain actions, including special assessments to repay losses to the Federal Deposit Insurance Corporation (“FDIC”)’s Deposit Insurance Fund. It is not yet possible to quantify the impact of these potential actions.

Liquidity and Capital

During the current quarter, the financial markets experienced some volatility in response to a small number of regional bank failures resulting from deposit runs generally related to high concentrations in particular customer segments, high levels of uninsured deposits and failures in interest rate risk management.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. At March 31, 2023, we had $36.4 billion in total deposits, of which approximately 70% were insured or collateralized. Our deposit base is comprised of 1.5 million accounts with an average deposit size of $24,000. Our top 10 and 20 deposit relationships represent 3% and 4%, respectively, of total deposits.

In addition to deposits, we have other contingency funding sources available to the Bank. At March 31, 2023, our Bank had a total FHLB credit facility of $6.9 billion, with $900.0 million in FHLB advances and $2.1 million in FHLB letters of credit outstanding at quarter-end, leaving $6.0 billion in availability on the FHLB credit facility. In addition, our Bank had $2.5 billion of credit available at the Federal Reserve Bank’s discount window and total federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion as of March 31, 2023. The Bank had $1.4 billion of outstanding brokered deposits at the end of the quarter leaving $4.1 billion in available capacity. All of these resources would provide an additional $12.9 billion in funding if the Bank needed additional liquidity. In addition, the Bank also has $4.5 billion in unpledged securities at March 31, 2023 that can be pledged to obtain additional funds, if necessary. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2023. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as it was significantly above the required capital levels as of March 31, 2023. The Company’s tier 1 leverage ratio, common equity tier 1 (“CET 1”) risk-based capital ratio and total risk-based capital ratio were 9.05%, 11.13% and 13.30%, respectively, at March 31, 2023. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.70%, 11.93% and 12.99%, respectively, at March 31, 2023. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of March 31, 2023 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with Generally Accepted Accounting Principles (“GAAP”) and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

For further discussion of our loan accounting and acquisitions, see Note 2—Summary of Significant Accounting Policies, Note 4—Mergers and Acquisitions, Note 6—Loans and Note 7—Allowance for Credit Losses.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of March 31, 2023 and December 31, 2022, the balance of goodwill was $1.9 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We evaluated the carrying value of goodwill as of October 31, 2022, our annual test date, and determined that no impairment charge was necessary. We continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition.

Core deposit intangibles and client list intangibles consist primarily of amortizing assets established during the acquisition of other banks. For the period ending March 31, 2023 and December 31, 2022, the core deposit intangibles totaled $109.6 million and $116.5 million, respectively. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles represent the estimated value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the correspondent banking and wealth and trust management business. These costs are amortized over the estimated useful lives, such as deposit accounts in the case of core deposit intangible, on a method that we believe reasonably approximates the anticipated benefit stream from this intangible. The estimated useful lives are periodically reviewed for reasonableness.

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities, including loans, available for sale securities, ACL, write downs of OREO properties and bank properties held for sale, accumulated depreciation, net operating loss carry forwards, accretion income, deferred compensation, intangible assets, mortgage servicing rights, and post-retirement benefits. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred tax assets as of March 31, 2023 were $165.2 million which was down slightly from $177.8 million as of December 31, 2022. The decrease in deferred tax assets during the first three months of 2023 was mostly attributable to a decrease in the unrealized losses in the securities portfolio, an increase in deferred loan fees and costs, partially offset by an increase in the allowance for credit losses.

The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in the states of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, Mississippi, Missouri, New Jersey, New York, North Carolina, South Carolina, Tennessee, Texas, and Virginia and city of New York City. We evaluate the need for income tax reserves related to uncertain income tax positions but had no material reserves at March 31, 2023 or December 31, 2022.

Results of Operations

Overview

We reported consolidated net income of $139.9 million, or diluted earnings per share (“EPS”) of $1.83, for the first quarter of 2023 as compared to consolidated net income of $100.3 million, or diluted EPS of $1.39, in the comparable period of 2022, a 39.5% increase in consolidated net income and a 31.7% increase in diluted EPS. The $39.6 million increase in consolidated net income was the net result of the following items:

●	A $179.9 million increase in interest income, resulting from a $159.7 million increase in interest income from loans and loans held for sale, a $14.1 million increase in interest income from investment securities, and a $6.1 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. These increases were mainly due to the increase in yields in all categories of interest-earning assets in the current rising rate environment as the Federal Reserve Bank has raised it federal funds rate 475 basis points in 2022 and the first quarter of 2023. The increase in interest income is also due to the increase in the average balance of loans of $5.5 billion, through both organic loan growth and loans acquired through the Atlantic Capital acquisition during the first quarter of 2022;
●	A $60.2 million increase in interest expense, which resulted from a $51.4 million increase in interest expense from deposits, a $2.6 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, and a $6.2 million increase in interest expense from corporate and subordinated debentures and other borrowings. These increases in expense resulted mainly from an increase in costs of all categories of interest-bearing liabilities as interest rates have increased in 2022 and 2023. This increase in average cost of interest-bearing liabilities was particularly felt in the first quarter of 2023 with the stress in financial markets and liquidity as the average cost increased 68 basis points compared to the fourth quarter of 2022;
●	A $41.5 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $33.1 million in the first quarter of 2023 while recording a release of the allowance for credit losses of $8.4 million in the first quarter of 2022. As the economy continued to stabilize from the COVID-19 pandemic and economic forecasts improved, the Company continued to release allowance for credit losses in the first quarter of 2022 that were built in 2020 during the pandemic. In the first quarter of 2023, we recorded a provision for allowance for credit losses as economic forecasts reflected the continued stress of inflation and rising interest rates that began in mid 2022;
●	A $14.7 million decrease in noninterest income, primarily from a decline in mortgage banking income of $6.3 million and correspondent banking and capital market income of $14.4 million. These decreases were partially offset by increases of $1.9 million in fees on deposit accounts and a $3.3 million increase in other noninterest income driven by an increase of $1.6 million in income from bank owned life insurance and a $1.0 million legal settlement. (See Noninterest Income section on page 59 for further discussion);
●	An $11.9 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $6.4 million, in FDIC assessment and other regulatory charges of $1.5 million and in other noninterest expense of $4.6 million driven by an increase in business development and staff related expense of $1.7 million, an increase in other taxes of $1.9 million and $2.0 million increase in expense related to our earnings credit program for certain deposit accounts. (See Noninterest Expense section on page 60 for further discussion); and
●	Higher income tax provision of $12.0 million primarily due to higher pretax book income between the two quarters. The Company recorded pretax book income of $179.0 million in the first quarter of 2023 compared to pretax book income of $127.4 million in the first quarter of 2022. Our effective tax rate was 21.84% for the three months ended March 31, 2023 compared to 21.26% for the three months ended March 31, 2022.

Our quarterly efficiency ratio decreased to 51.4% in the first quarter of 2023 compared to 63.0% in the first quarter of 2022. The decrease in the efficiency ratio compared to the first quarter of 2022 was the result of the 29.8% increase in the total of tax-equivalent net interest income and noninterest income being greater than the increase in noninterest expense (excluding amortization of intangibles) of 6.0%. The increase in income was mainly due to a 45.1% increase in tax-equivalent net interest income reflective of the rising rate environment where our interest-earning assets repriced more quickly than our interest-bearing liabilities.

Basic and diluted EPS were $1.84 and $1.83, respectively, for the first quarter of 2023, compared to $1.40 and $1.39, respectively for the first quarter of 2022. The increase in basic and diluted EPS was due to a 39.5% increase in net income in the first quarter of 2023 compared to the same period in 2022, partially offset by an increase in average basic common shares of 6.2%. The increase in net income was mainly due to the increase in net interest income resulting from the rising rate environment in the first quarter of 2023 compared to the first quarter of 2022.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Return on average assets (annualized)	1.29%	0.95%
Return on average equity (annualized)	10.96%	8.24%
Return on average tangible equity (annualized)*	18.81%	13.97%
Dividend payout ratio	27.09%	33.71%
Equity to assets ratio	11.68%	11.23%
Average shareholders’ equity	$5,177,048	$4,937,165

* -   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended March 31, 2023, the return on average assets, the return on average equity and the return on average tangible equity increased compared to the same periods in 2022. These increases were primarily due to the increase in net income of $39.6 million, or 39.5%, which was mainly attributable to higher net interest income of $119.7 million due to the increase in yield on interest-earning assets in the rising rate environment. Average assets and average equity both increased in 2023 from 2022 but at lower percentages of 2.8% and 4.9%, respectively.
●	The equity-to-assets ratio was 11.68% for the three months ended March 31, 2023, an increase of 0.45% from March 31, 2022, which was mainly due to the increase in total equity of 1.4% resulting from the net income earned during the last twelve months.
●	Dividend payout ratios were 27.09% for the three-month period ending March 31, 2023 and 33.71% for the three-month period ending March 31, 2022. The decrease in the dividend payout ratio is due to higher net income in the current quarter compared to the same period in the prior year, while the amount of the dividend paid per share increased at a lower percentage to $0.50 in the first quarter of 2023 compared to $0.49 in the first quarter of 2022.

Net Interest Income and Margin

Non-tax equivalent net interest income increased $119.7 million, or 45.8%, to $381.3 million in the first quarter of 2023 compared to $261.5 million in the same period in 2022. Interest earning assets averaged $39.4 billion during the three months period ended March 31, 2023 compared to $38.6 billion for the same period in 2022, an increase of $844.7 million, or 2.2%. Interest bearing liabilities averaged $24.6 billion during the three months period ended March 31, 2023 compared to $24.9 billion for the same period in 2022, a decrease of $236.2 billion, or 0.9%.

The Federal Reserve continued to raise rates in 2023 with two increases of 25 basis points, the most recent in early March 2023, resulting in a range of 4.75% to 5.00% at March 31, 2023. As a result, the Company operated under an increasing rate environment for the first quarter of 2023 while it operated under a much lower rate environment in the first quarter of 2022. Some key highlights are outlined below:

●	Non-Tax Equivalent (“TE”) and TE net interest margin increased by 117 basis points and 116 basis points, respectively, in the first quarter of 2023 compared to the same quarter of 2022 due to the increase in the yield on interest earning assets of 180 basis points, which was only partially offset by the increase in the cost of interest-bearing liabilities of 99 basis points. In the rising rate environment in 2022 and the first quarter of 2023, our interest-earning assets, specifically our loans, repriced more quickly than our interest-bearing liabilities, specifically our deposits, leading to the increase in net interest margin.

o	Non-TE yield on interest-earning assets for the first quarter of 2023 increased 180 basis points to 4.64% from the comparable period in 2022, primarily due to higher yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 475 basis points starting late in first quarter of 2022. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $5.6 billion, along with the decline in the average balance of lower yielding interest-earning deposits and federal funds sold of $5.0 billion, affected the overall yield increase between the comparable periods.
o	The average cost of interest-bearing liabilities for the first quarter of 2023 increased 99 basis points from the same period in 2022. This increase was driven by the effects from the rising rate environment on the repricing of all deposit accounts, federal funds purchased and securities purchased with agreement to repurchase, and trust preferred corporate debt. The average cost of interest-bearing deposits increased 89 basis points as the increase occurred in all deposit categories. The average cost of federal funds purchased and securities purchased with agreement to repurchase increased 190 basis points while the average cost of corporate and subordinated debentures increased 124 basis points. Other borrowings, consisting of FHLB advances had an average cost of 4.76% during the first quarter of 2023. The increase in overall average cost of interest-bearing liabilities was also due to the decrease in the average balance of lower costing transaction and money market deposit accounts, along with savings deposit accounts, while the higher costing certificates and other time deposits and other borrowings increased compared to the same period a year ago. Our overall cost of funds, including noninterest-bearing deposits, was 0.75% for the three months ended March 31, 2023 compared to 0.10% for the three months ended March 31, 2022.

The tables below summarize the analysis of changes in interest income and interest expense for the quarter ended March 31, 2023 and 2022 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2023			March 31, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$759,239	$8,921	4.77%	$5,715,785	$2,859	0.20%
Investment securities (taxable) (1)	7,315,911	41,565	2.30%	7,115,894	30,120	1.72%
Investment securities (tax-exempt) (1)	916,671	6,557	2.90%	779,387	3,875	2.02%
Loans held for sale	23,123	402	7.05%	110,542	869	3.19%
Acquired loans, net	7,159,538	105,405	5.97%	8,429,730	90,562	4.36%
Non-acquired loans	23,234,858	287,559	5.02%	16,413,323	142,186	3.51%
Total interest-earning assets	39,409,340	450,409	4.64%	38,564,661	270,471	2.84%
Noninterest-Earning Assets:
Cash and due from banks	513,460			572,765
Other assets	4,538,020			4,078,472
Allowance for credit losses	(356,342)			(308,630)
Total noninterest-earning assets	4,695,138			4,342,607
Total Assets	$44,104,478			$42,907,268

Interest-Bearing Liabilities:
Transaction and money market accounts	$16,874,909	$40,516	0.97%	$17,471,805	$2,180	0.05%
Savings deposits	3,298,221	1,756	0.22%	3,408,129	130	0.02%
Certificates and other time deposits	3,114,354	13,670	1.78%	2,848,829	2,281	0.32%
Federal funds purchased	193,259	2,187	4.59%	354,899	111	0.13%
Securities sold with agreements to repurchase	373,563	666	0.72%	438,258	158	0.15%
Corporate and subordinated debentures	392,238	5,735	5.93%	354,133	4,093	4.69%
Other borrowings	393,333	4,616	4.76%	—	—	—%
Total interest-bearing liabilities	24,639,877	69,146	1.14%	24,876,053	8,953	0.15%
Noninterest-Bearing Liabilities:
Demand deposits	12,771,019			12,266,028
Other liabilities	1,516,534			828,022
Total noninterest-bearing liabilities ("Non-IBL")	14,287,553			13,094,050
Shareholders' equity	5,177,048			4,937,165
Total Non-IBL and shareholders' equity	19,464,601			18,031,215
Total Liabilities and Shareholders' Equity	$44,104,478			$42,907,268

Net Interest Income and Margin (Non-Tax Equivalent)		$381,263	3.92%		$261,518	2.75%
Net Interest Margin (Tax Equivalent)			3.93%			2.77%

Total Deposit Cost (without debt and other borrowings)			0.63%			0.05%
Overall Cost of Funds (including demand deposits)			0.75%			0.10%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The yield and interest earned on investment securities increased in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. This is a result of the Bank carrying a higher average balance in investment securities in 2023 compared to the same periods in 2022. The average balance of investment securities for the three months ended March 31, 2023 increased $337.3 million from the comparable periods in 2022. The yield on the investment securities increased 62 basis points during the three months ended March 31, 2023 compared to the same periods in 2022. Both the average balance and the yield on the investment securities increased as a result of the Bank increasing the size of its investment securities portfolio in the first nine months of 2022 as interest rates rose, as well as the Bank retaining a portion of the investment securities portfolio acquired from Atlantic Capital on March 1, 2022.

Loans

Interest earned on loans held for investment increased $160.2 million to $393.0 million in the first quarter ended March 31, 2023 from the comparable period in 2022. Interest earned on loans held for investment included loan accretion income recognized during the quarters ended March 31, 2023 and 2022 of $7.4 million and $6.7 million, respectively, an increase of $657,000. Some key highlights for the quarter ended March 31, 2023 are outlined below:

●	Our non-TE yield on total loans increased 144 basis points in the first quarter of 2023 compared to the same period in 2022 due to a 161 basis-point increase in the yield on the acquired loan portfolio and a 151 basis-point increase in yield on the non-acquired loan portfolio. These increases in both portfolios were due to the rising rate environment.
o	The yield on the acquired loan portfolio increased 161 basis points to 5.97% in the first quarter of 2023 from 4.36% in the same period in 2022. Interest income on the acquired loan portfolio increased $14.8 million during the same period.
◾	The yield and interest income on acquired loans increased due to the rising rate environment in effect during the current quarter of 2023. The Bank was operating under a lower rate environment during the first quarter of 2022 as the Federal Reserve did not begin increasing interest rates until mid-March 2022. Further, the loan accretion income increased by $657,000 during the first quarter of 2023 compared to the same period in 2022 due to the first quarter of 2023 having a full quarter of loan accretion from the Atlantic Capital transaction while the first quarter of 2022 only had one month of loan accretion.
◾	For the acquired loans, the increase in interest income from the increase in yield was partially offset by the average balance decreasing by $1.3 billion from the first quarter of 2022. This decrease was mainly related to the impact from the paydowns and pay-offs of loans along with renewals of acquired loans that were moved to our non-acquired loan portfolio.
o	The yield on the non-acquired loan portfolio increased 151 basis points to 5.02% in the first quarter of 2023 compared to 3.51% in the same period in 2022. Interest income on the non-acquired loan portfolio increased $145.4 million during the same period.
◾	The yield and interest income on non-acquired loans increased due to the rising rate environment during 2022 and the first quarter of 2023 as the Federal Reserve increased interest rates 475 basis points. Both new loans and renewal have repriced in a much higher rate environment resulting in a higher yield.
◾	For the non-acquired loans, interest income increased due to an increase in the average loan balance of $6.8 billion in the first quarter of 2023 compared to the same period in 2022, primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities decreased $236.2 million, or 0.9%, in the first quarter of 2023 compared to the same period in 2022. The cost of interest-bearing liabilities increased by 99 basis points to 1.14% and the overall cost of funds, including demand deposits, increased by 65 basis points to 0.75% in the first quarter of 2023, compared to the same period in 2022. Some key highlights for the quarter ended March 31, 2023 compared to the same period in 2022 include:

●	The cost of interest-bearing deposits was 0.97% for the first quarter of 2023 compared to 0.08% for the same period in 2022.
o	Interest expense on interest-bearing deposits increased by $51.4 million in the first quarter of 2023 compared to the same period in 2022 as interest expense on all interest-bearing deposit accounts increased. Interest expense on transaction and money market accounts, savings, and certificates and other time deposits increased $38.3 million, $1.6 million, and $11.4 million, respectively. The increase in the cost and interest expense was due to the repricing of deposits in the rising rate environment in 2022 and the first quarter of 2023.

o	The average balance of interest-bearing deposits decreased by $441.3 million as interest-bearing transaction accounts and money market accounts and savings accounts declined by $706.8 million, partially offset by an increase in certificate and other time deposits of $265.5 million. As customers moved funds from interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage, the Company increased its balance in brokered time deposits and in in-market time deposits. In March of 2023, brokered deposits increased from $150.0 million to $1.4 billion to replace the decline in interest-bearing transaction and savings accounts. This shift from the lower costing interest-bearing transaction accounts, money market accounts and savings accounts to the higher costing time deposits increased both the overall cost of deposits and interest expense. Overall, interest-bearing deposits had been slower to reprice in the rising rate environment but the cost had begun to increase significantly in the fourth quarter of 2022 and the effects were more significant in the first quarter of 2023.
●	The cost on the corporate and subordinated debt increased by 124 basis points for the three months ended March 31, 2023 compared to the same period in 2022, driven by the effects from the rising rate environment on the repricing of variable rate trust preferred corporate debt.
o	The interest expense from corporate and subordinated debt increased $1.6 million during the first quarter of 2023 compared to the same period in 2022.
o	The average balance of corporate and subordinated debt increased by $38.1 million due to the $78.4 million of subordinated debentures assumed from Atlantic Capital on March 1, 2022, partially offset by the redemption of $13.0 million of subordinated debentures in late June 2022.
●	The cost of repurchase agreements was 0.72% for the first quarter of 2023 compared to 0.15% for the same period in 2022. The increase in cost was due to the rising interest rate environment.
●	The cost of federal funds purchased increased 446 basis points due to the rising rate environment. Although the average balance decreased by $161.6 million, the interest expense increased $2.1 million as the average costs increased.
●	The cost of other borrowings, consisting of FHLB advances, for the three months ended March 31, 2023 was 4.76% and interest expense was $4.6 million. The Bank had $900 million outstanding in FHLB advances at March 31, 2023 with an average balance of $393.3 million during the quarter. There were no outstanding balances in other borrowings during the first quarter of 2022.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $0.5 million, or 4.1%, to $12.8 billion in the first quarter of 2023 compared to $12.3 billion during the same period in 2022. The increase in average noninterest-bearing deposits was primarily due to the assumed noninterest-bearing deposit balances from Atlantic Capital, which only affected the average balance for the last 30 days of the first quarter of 2022. The noninterest-bearing deposit balances from Atlantic Capital on the acquisition date were approximately $1.4 billion in total. Actual noninterest-bearing deposits declined $746.1 million from December 31, 2022. This decline was due to both the rising rate environment as customers seek higher yields, in addition to some customers spreading deposit funds amongst institutions to achieve full deposit insurance coverage.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2023 and 2022, noninterest income comprised 15.8% and 24.8%, respectively, of total net interest income and noninterest income.

	Three Months Ended
(Dollars in thousands)	2023	2022
Service charges on deposit accounts	$20,611	$18,894
Debit, prepaid, ATM and merchant card related income	9,248	9,115
Mortgage banking income	4,332	10,594
Trust and investment services income	9,937	9,718
Correspondent banking and capital market income	13,594	27,950
Securities gains, net	45	—
SBA income	3,722	3,180
Bank owned life insurance income	6,813	5,260
Other	3,053	1,335
Total noninterest income	$71,355	$86,046

Noninterest income decreased by $14.7 million, or 17.1%, during the first quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income resulted from the following:

●	Correspondent banking and capital markets income in the first quarter of 2023 decreased by $14.4 million, or 51.4%, compared to the same quarter in 2022. The decline was due to the expense attributable to the variation margin payments for centrally cleared swaps and lower commissions and fees earned on fixed income security sales during 2023 as the volume in sales declined from 2022. We recorded expense of $8.4 million related to variation margin payments in the first quarter of 2023 compared to expense of $44,000 in in the first quarter of 2022. The increase in expense in 2023 was due to the rise in interest rates which caused an increase in value in our centrally cleared interest rate swaps with LCH and CME. This increase in value in the interest rate swaps with LCH and CME increased the amounts that LCH and CME had to settle daily with the Company which increased our expense.
●	Mortgage banking income decreased by $6.3 million, or 59.1%, during the current quarter compared to the same period of the prior year, which was comprised of a $5.2 million, or 65.4%, decrease in secondary market mortgage income and a $1.0 million, or 39.7%, decrease in mortgage servicing related income, net of the hedge. Mortgage production declined from $1.3 billion in the first quarter of 2022 to $556 million in the first quarter of 2023. During the current quarter, the Company also allocated a lower percentage of its mortgage production to the secondary market compared to the same quarter in 2022, as the allocation declined from 47% in the first quarter of 2022 to 28% in the first quarter of 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. Both the decline in mortgage production and the decline in allocation to the secondary market led to the decline in mortgage banking income.
o	The decrease in mortgage income from the secondary market was comprised of a $11.9 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by a $6.7 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $1.3 million during the first quarter of 2023 compared to $5.7 million during the comparable period in 2022.
o	The decrease in mortgage servicing related income, net of the hedge, in the first quarter of 2023 was due to a $1.3 million decrease in the change in fair value of the MSR including decay, slightly offset by a $282,000 increase from servicing fee income. The decrease in fair value of the MSR is primarily due to a decrease in the change in fair value from interest rates of $14.1 million and an $821,000 decline in MSR decay, offset by an increase in gains on the MSR hedge of $12.0 million. The increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Service charges on deposit accounts were higher by $1.7 million, or 9.1%, in the first quarter of 2023 compared to the same period in 2022. The increase was mainly due to an increase in account maintenance fee income of $1.8 million due to having a full quarter of fee income related to Atlantic Capital accounts in the first quarter of 2023 compared to just one month’s activity in the first quarter of 2022.

●	Other income increased by $1.7 million, or 128.7%, in the first quarter of 2023 compared to the same quarter in 2022. This increase was primarily due to income of $960,000 from legal settlement in the first quarter of 2023 along with the Company showing a gain in sale of fixed assets of $65,000 in the first quarter of 2023 compared to a loss of $281,000 in the comparable period of 2022.
●	Bank owned life insurance income increased $1.6 million, or 29.5%, in the first quarter of 2023 compared to the same quarter in 2022. This increase was due to an increase in income from the payout of bank owned life insurance policies of $925,000 during the first quarter of 2023 along with having a full quarter’s effect from the policies acquired through Atlantic Capital in 2023.
●	SBA income, including the impact from the change to fair value accounting prospectively applied beginning with the period ending June 30, 2022, increased by $542,000, or 17.0%, compared to 2022. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase was attributable to an increase in SBA servicing fee income of $426,000 and the change in fair value of the SBA servicing asset of $453,000 partially offset by a decline in the gains on sale of SBA loans of $338,000. The increase in servicing fee income is mainly attributable to additional business resulting from the acquisition of Atlantic Capital.
●	Trust and investment services income for the first quarter of 2023 increased by $219,000 from the first quarter of 2022 as assets under management have increased $508.9 million, or 7.4%, in that same time frame.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Salaries and employee benefits	$144,060	$137,673
Occupancy expense	21,533	21,840
Information services expense	19,925	19,193
OREO expense and loan related expense	169	(238)
Amortization of intangibles	7,299	8,494
Business development and staff related expense	5,957	4,276
Supplies and printing	884	602
Postage expense	1,756	1,587
Professional fees	3,702	3,749
FDIC assessment and other regulatory charges	6,294	4,812
Advertising and marketing	2,118	1,763
Merger, branch consolidation and severance related expense	9,412	10,276
Other	17,396	14,573
Total noninterest expense	$240,505	$228,600

Noninterest expense increased by $11.9 million, or 5.2%, in the first quarter of 2023 as compared to the same period in 2022. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $6.4 million, or 4.6%, in the first quarter of 2023 compared to the same period in 2022. The increase was primarily due to annual salary increases, offset by a decline in total deferred loan costs mainly driven by lower mortgage production and a decrease in commission and incentive expenses. We recorded a total of $8.3 million in commission and $21.5 million in incentive expense during the first quarter of 2023, compared to $10.8 million and $22.2 million, respectively, during the first quarter of 2022.
●	Other noninterest expense increased $2.8 million, or 19.4%, in the first quarter of 2023 compared to the same period in 2022. This increase was mainly attributable to a $2.0 million increase in earnings credit expense to Homeowners Association (“HOA”) customers and a $1.9 million increase in state franchise and occupation tax payments. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. This increase was due to having a full quarter’s expense in 2023 as this line of business was acquired through the Atlantic Capital transaction on March 1, 2022 along with growth in the business since the acquisition. The tax payment increase was mainly attributable to occupancy tax payments made to the state of Georgia, as the Company expanded its presence in the state through the acquisition of Atlantic Capital completed in March 2022, along with increases in other franchise taxes paid to states. These increases were partially offset by the cost associated with the settlement of two lawsuits of $1.8 million recorded during the first quarter of 2022.

●	Business development and staff related expense increased $1.7 million, or 39.3%, in the first quarter of 2023 compared to the same period in 2022. This increase was mainly due to the increase in employees resulting from the merger with Atlantic Capital, an increase in employee expenses including employee travel expense, convention and meeting expense as the COVID-19 pandemic receded, and recruitment and relocation costs associated with the Company investing in new talent.
●	FDIC assessment and other regulatory charges increased $1.5 million, or 30.8%, in the first quarter of 2023 compared to the same period in 2022. This increase was mainly due to an increase in the FDIC assessment of $1.8 million as the Company continues to grow in size and complexity along with the effects resulting from the reduction in the Company’s liquidity compared to the first quarter of 2022.
●	Information services expense increased $732,000, or 3.8% in the first quarter of 2023 compared to the same period in 2022. The increase was due to additional cost associated with the Company updating systems as it grows in size and complexity.
●	Merger, branch consolidation and severance related expense decreased $864,000, or 8.4%, in the first quarter of 2023 compared to the same period in 2022. The decrease was due to a $9.0 million decrease in merger and branch consolidation related expense pertaining to previous acquisitions. Merger and branch consolidation related expense of $1.3 million in the first quarter of 2023 consisted mainly of costs associated with the Atlantic Capital acquisition while expense of $10.3 million in the first quarter of 2022 was mainly attributable to both the Atlantic Capital and CenterState acquisitions. The decrease in merger and branch consolidation expense was mostly offset by severance related payments totaling $8.1 million related to restructuring costs recorded in March 2023. The restructuring costs include approximately $7.0 million of severance related expense pertaining to the elimination of the Company’s executive officer position and approximately $1.1 million of severance related expense pertaining to the reduction in force of the Company’s mortgage division.

Income Tax Expense

Our effective tax rate was 21.84% for the three months ended March 31, 2023 compared to 21.26% for the three months ended March 31, 2022.  The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven by an increase in pretax income, an increase in stock based compensation, an increase in disallowed interest expense, and an increase in non-deductible FDIC premiums, partially offset by a decrease in non-deductible merger expenses associated with the Atlantic Capital transaction that closed during the first quarter of 2022.

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.0 billion, or 2.3%, from December 31, 2022 to March 31, 2023, to approximately $44.9 billion. Within total assets, cash and cash equivalents increased $684.1 million, or 52.1%, investment securities decreased $175.1 million, or 2.1%, and loans increased $518.3 million or 1.7% during the period. Within total liabilities, deposits grew $51.0 million, or 0.1%, and federal funds purchased and securities sold under agreements to repurchase decreased $12.3 million, or 2.2%. Total borrowings increased $899.9 million, or 229.4%. Total shareholder’s equity increased $174.1 million, or 3.4%. During the first quarter of 2023, the Company took in $900 million in short-term FHLB borrowings and $1.2 billion in brokered time deposits to increase our liquidity. The increase in FHLB borrowings contributed to the increase in cash and cash equivalents. The increase in loans was due to normal organic growth. Deposit growth remained flat for the quarter as noninterest bearing, interest bearing checking and savings and money market accounts declined $746.1 million, $639.5 million and $262.0 million, respectively. The declines were replaced by growth in time deposits of $1.7 billion including $1.2 billion in brokered time deposits. Our loan to deposit ratio was 84% and 83% at March 31, 2023 and December 31, 2022, respectively while our percentage of non-interest bearing deposit accounts to total deposits was 34% and 36%, respectively at March 31, 2023 and December 31, 2022.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At March 31, 2023, investment securities totaled $8.0 billion, compared to $8.2 billion at December 31, 2022, a decrease of $175.1 million, or 2.1%. At March 31, 2023, approximately 64.4% of the investment portfolio was classified as available for sale and approximately 33.0% was classified as held to maturity. During the three months ended March 31, 2023, we purchased $63.8 million of capital stock with the Federal Home Loan Bank classified as other investment securities on the balance sheet of which we sold back $25.5 million. The net increase to the capital stock holding for the Federal Home Loan Bank of Atlanta of $38.3 million during the quarter was due to the increase in Federal Home Loan Bank borrowings. During the first quarter of 2023, the Bank did not purchase securities for the core investment portfolio. There were maturities, paydowns, and calls of investment securities totaling $155.6 million and sales of totaling $150.8 million. Net amortization of premiums was $5.4 million in the first three months of 2023.

At March 31, 2023, the unrealized net loss of the available for sale securities portfolio was $816.5 million, or 13.7%, below its amortized cost basis, compared to an unrealized net loss of $889.3 million, or 14.3%, at December 31, 2022. At March 31, 2023, the unrealized net loss of the held to maturity securities portfolio was $409.1 million, or 15.5%, below its amortized cost basis, compared to an unrealized net loss of $433.1 million, or 16.1%, at December 31, 2022. The decrease in the unrealized net loss in the available for sale investment portfolio of $72.8 million and $24.0 million for the held to maturity portfolio during the first three months of 2023 was mainly due to a decrease in interest rates during the quarter and other dynamic market factors.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA - A	Not Rated
March 31, 2023
U.S. Treasuries	$273,035	$268,096	$(4,939)	$273,035	$—
U.S. Government agencies	443,265	389,348	(53,917)	443,265	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,505,098	2,988,065	(517,033)	95	3,505,003
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,158,369	996,889	(161,480)	—	1,158,369
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,541,285	1,280,258	(261,027)	16,919	1,524,366
State and municipal obligations	1,138,809	966,957	(171,852)	1,138,809	—
Small Business Administration loan-backed securities	522,742	470,814	(51,928)	522,742	—
Corporate securities	30,571	27,184	(3,387)	—	30,571
	$8,613,174	$7,387,611	$(1,225,563)	$2,394,865	$6,218,309

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

At March 31, 2023, we had 1,244 investment securities, including both available for sale and held to maturity, which totaled a $1.2 billion unrealized loss position. At December 31, 2022, we had 1,311 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.3 billion. The total number of investment securities with an unrealized loss position decreased by 67 securities, while the total dollar amount of the unrealized loss decreased by $96.8 million. The level of unrealized losses for each period is due to an overall increase in short- and long-term interest rates during 2022 and 2023. Short- and long-term U.S treasury rates did decline slightly in the first quarter of 2023, which caused the unrealized loss to decline slightly during the quarter.

All investment securities in an unrealized loss position as of March 31, 2023 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not more likely than not that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Account Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

As securities held for investment are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. From time to time, the Bank may execute transactions to reposition the investment portfolio. Such activity has not expanded the broad asset classes used by the Bank. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of March 31, 2023:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total(12)
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies (1)	$—	—%	$64,365	2.11	$107,899	1.62%	$25,000	2.20%	$197,264	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	—	—	—	—	213,847	1.99	1,339,526	1.78	1,553,373	1.81
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	—	—	—	—	468,794	2.51	468,794	2.51
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	—	—	36,708	0.94	60,515	1.13	263,739	1.62	360,962	1.47
Small Business Administration loan-backed securities (7)	—	—	—	—	—	—	56,280	1.20	56,280	1.20
Total held to maturity	$—	—%	$101,073	1.69%	$382,261	1.75%	$2,153,339	1.91%	$2,636,673	1.88%
Available for Sale (fair value)
U.S. Government treasuries (9)	$244,184	1.71%	$23,912	2.05%	$—	—%	$—	—%	$268,096	1.74%
U.S. Government agencies (1)	—	—	122,996	2.63	97,263	1.68	—	—	220,259	2.21
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (2)	82	—	2,477	2.28	137,054	2.13	1,533,549	1.97	1,673,162	1.98
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises (3)	—	—	11,137	2.55	14,706	2.26	565,569	2.19	591,412	2.19
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises (4)	4	5.20	88,326	2.32	493,595	1.92	405,512	1.77	987,437	1.89
State and municipal obligations (5)(6)	2,386	3.03	26,454	3.42	83,520	2.70	854,597	2.61	966,957	2.64
Small Business Administration loan-backed securities (7)	3,535	—	19,923	3.03	149,110	3.74	252,924	2.60	425,492	3.00
Corporate securities (8)	—	—	—	—	26,405	3.98	779	4.50	27,184	3.99
Total available for sale	$250,191	1.70%	$295,225	2.58%	$1,001,653	2.32%	$3,612,930	2.18%	$5,159,999	2.20%
Total other investments (10)	$—	—%	$—	—%	$—	—%	$217,991	4.46%	$217,991	4.46%
Total investment securities (11)	$250,191	1.70%	$396,298	2.36%	$1,383,914	2.16%	$5,984,260	2.00%	$8,014,663	2.16%
Percent of total	3%		5%		17%		75%
Cumulative percent of total	3%		8%		25%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.5% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window or Bank Term Funding Program. Approximately 13.1% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 98.9% of the municipal bond portfolio has ratings in the Double A or Triple A category.

In March 2023, we sold approximately $125.3 million of municipal securities given advantageous market conditions. The primary rationale for the sale was to reduce municipal and portfolio duration/price risk at an opportune moment in fixed income markets. As of March 31, 2023, the portfolio had an effective duration of 5.89 years. Our target for effective duration is 3 to 5 years. The portfolio duration is currently outside of the target range due to portfolio repositioning and extension in the mortgage-backed securities due to the historic rise in rates. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented.

	March 31, 2023		December 31, 2022
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$197,264	5.53	$197,262	5.81
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,553,373	6.48	1,591,646	6.13
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	468,794	6.61	474,660	6.52
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	360,962	4.92	362,586	5.00
Small Business Administration loan-backed securities	56,280	6.59	57,087	6.76
Total held to maturity	$2,636,673	6.22	$2,683,241	6.04
Available for Sale (fair value)
U.S. Treasuries	$268,096	0.63	$265,638	0.87
U.S. Government agencies	220,259	4.06	219,088	4.27
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,673,162	6.06	1,698,353	5.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	591,412	6.05	601,045	5.95
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	987,437	4.35	1,000,398	4.34
State and municipal obligations	966,957	9.00	1,064,852	8.74
Small Business Administration loan-backed securities	425,492	3.60	444,810	3.55
Corporate securities	27,184	3.28	32,638	2.94
Total available for sale	$5,159,999	5.73	$5,326,822	5.66

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2023, we determined that there was no impairment on our other investment securities. As of March 31, 2023, other investment securities represented approximately $218.0 million, or 0.49% of total assets, and primarily consists of FHLB and FRB stock which totals $203.6 million, or 0.45% of total assets. There were no gains or losses on the sales of these securities for three months ended March 31, 2023 and 2022, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $16.0 million and $31.3 million at March 31, 2023 and December 31, 2022, respectively.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $1.7 million from December 31, 2022 to $27.3 million at March 31, 2023. Total mortgage production was $556 million in the first quarter of 2023. This compares to $693 million in the fourth quarter of 2022. Mortgage production has continued to decline as mortgage rates have increased. The percentage of mortgage production booked to portfolio instead of being sold into the secondary market decreased to 72% compared 81% in the prior quarter. The secondary pipeline increased to $107 million at March 31, 2023 compared to $39 million at the end of last quarter. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	March 31,	% of	December 31,	% of
(Dollars in thousands)	2023	Total	2022	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$221,673	0.7%	$258,481	0.9%
Commercial non-owner occupied	1,919,440	6.3%	1,991,947	6.6%
Commercial owner occupied real estate	1,276,719	4.2%	1,332,942	4.4%
Consumer owner occupied	564,847	1.8%	586,252	1.9%
Home equity loans	288,828	0.9%	316,019	1.1%
Commercial and industrial	1,048,983	3.4%	1,128,280	3.7%
Other income producing property	187,933	0.6%	195,265	0.7%
Consumer non real estate	111,640	0.4%	133,679	0.4%
Other	227	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	5,620,290	18.3%	5,943,092	19.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	38,350	0.1%	46,464	0.2%
Commercial non-owner occupied	513,694	1.7%	553,058	1.8%
Commercial owner occupied real estate	411,117	1.3%	435,650	1.4%
Consumer owner occupied	188,784	0.6%	194,779	0.7%
Home equity loans	35,282	0.1%	38,961	0.1%
Commercial and industrial	57,132	0.2%	66,891	0.2%
Other income producing property	43,278	0.1%	52,827	0.2%
Consumer non real estate	37,763	0.1%	41,101	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	1,325,400	4.2%	1,429,731	4.7%
Total acquired loans	6,945,690	22.5%	7,372,823	24.4%
Non-acquired loans:
Construction and land development	2,489,267	8.1%	2,555,415	8.5%
Commercial non-owner occupied	5,803,082	18.9%	5,527,954	18.3%
Commercial owner occupied real estate	3,834,678	12.5%	3,691,601	12.2%
Consumer owner occupied	4,774,915	15.6%	4,381,011	14.5%
Home equity loans	1,008,175	3.3%	958,188	3.2%
Commercial and industrial	4,215,191	13.7%	4,118,312	13.6%
Other income producing property	490,080	1.6%	448,150	1.5%
Consumer non real estate	1,128,146	3.7%	1,103,646	3.7%
Other	6,918	0.1%	20,762	0.1%
Total non-acquired loans	23,750,452	77.5%	22,805,039	75.6%
Total loans (net of unearned income)	$30,696,142	100.0%	$30,177,862	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $518.3 million, or 7.0% annualized, to $30.7 billion at March 31, 2023. Our non-acquired loan portfolio increased by $945.4 million, or 16.8% annualized, driven by organic growth. Commercial non-owner occupied loans, commercial owner occupied loans and consumer owner occupied loans led the way with $275.1 million, $143.1 million and $393.9 million in year-to-date loan growth, respectively, or 20.2%, 15.7%, and 36.5% annualized growth, respectively. The acquired loan portfolio decreased by $427.1 million, or 23.5% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner occupied loans, commercial and industrial loans and commercial owner occupied loans with $111.9 million, $89.1 million and $80.8 million in year-to-date loan growth. Acquired loans as a percentage of total loans decreased to 22.5% and non-acquired loans as a percentage of the overall portfolio increased to 77.5% at March 31, 2023. This compares to acquired loans as a percentage of total loans of 24.4% and non-acquired loans as a percentage of total loans of 75.6% at December 31, 2022.

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

It is widely acknowledged that the chances of recession are still high. Accordingly, management continues to use a blended forecast scenario of the baseline and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending March 31, 2023, management selected a baseline weighting of 50%, a 25% weighting for an upside scenario and a 25% weighting for the more severe scenario compared to a baseline weighting of 75% and the more severe scenario of 25% at the end of the fourth quarter of 2022. The shift in weightings among the three scenarios reflects recognition of downside risks in the economic forecast from persistent levels of inflation and rising interest rates, geopolitical tension and the Russian invasion of Ukraine, and global supply chain, energy and commodity issues. The more severe scenario reflected a moderate increase in severity from the prior quarter and was viewed as less likely by management. While employment figures still showed resilience and actual loan losses remain at very low levels, moderate downward shifts in forecasted commercial real estate price index, national house price index and GDP in the more severe scenario increased expected loss rates, primarily for Commercial Construction and Commercial Real Estate loans. The resulting provision was approximately $33.1 million during the first quarter of 2023, including a provision for unfunded commitments of $17.9 million.

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

Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications. In the course of resolving issues where the borrower is experiencing financial difficulties, the Bank may choose to modify the contractual terms of certain loans. Longstanding TDR accounting rules were replaced with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 Recent Accounting Pronouncements). The Company adopted the retirement of TDR guidance, effective January 1, 2023. In accordance with the adoption of ASU 2022-02, any loans modified to a borrower experiencing financial difficulty are reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

The ACL includes expected losses from modifications of receivables to borrowers experiencing financial difficulty. Losses on modifications over $1 million to borrowers experiencing financial difficulty are estimated on an individual basis. Because the effect of the remainder of modifications made to borrowers experiencing financial difficulty is already incorporated into the measurement methodologies used to estimate the allowance, they are accounted for as pooled loans.

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired credit-impaired loans (i.e., ACI or Purchased Credit Impaired) were treated as PCD loans. As a result of the merger with Atlantic Capital on March 1, 2022, the Company identified approximately $137.9 million of loans as PCD and recorded an allowance for credit losses of $13.8 million on acquisition date.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2023, the accrued interest receivable for loans recorded in Other Assets was $109.4 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2023, the liability recorded for expected credit losses on unfunded commitments was $85.1 million. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Condensed Consolidated Statements of Net Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2023 and 2022.

As of March 31, 2023, the balance of the ACL was $370.6 million or 1.21% of total loans. The ACL increased $14.2 million from the balance of $356.4 million recorded at December 31, 2022. This increase during the first quarter of 2023 included a $15.2 million provision, in addition to $1.0 million in net charge-offs.

At March 31, 2023, the Company had a reserve on unfunded commitments of $85.1 million which was recorded as a liability on the balance sheet, compared to $67.2 million at December 31, 2022. During three months ended March 31, 2023, the Company recorded an increase in the reserve for unfunded commitments of $17.9 million. This amount was recorded in Provision (Recovery) for Credit Losses on the Condensed Consolidated Statements of Net Income. For the prior comparative period, the Company had a reserve on unfunded commitments of $30.4 million recorded at March 31, 2022. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the first three months of 2023.

The ACL provides 2.97 times coverage of nonperforming loans at March 31, 2023. Net charge-offs to the total average loans during three months ended March 31, 2023 were 0.01%, compared to 0.04% during the three months ended March 31, 2022. We continued to show solid and stable asset quality numbers and ratios as of March 31, 2023. The following table provides the allocation, by segment, for expected credit losses. Because PPP loans are government guaranteed and management implemented additional reviews and procedures to help mitigate potential losses, management does not expect to recognize credit losses on this loan portfolio and as a result, did not record an ACL for PPP loans within the C&I loan segment presented in the table below.

The following table presents a summary of the allowance for credit losses by loan segment, for the three months ended March 31,2023:

	March 31, 2023
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$77,351	19.7%
Residential Mortgage Junior	349	0.0%
Revolving Mortgage	14,318	4.6%
Residential Construction	9,176	2.8%
Other Construction and Development	55,069	6.1%
Consumer	23,319	4.1%
Multifamily	5,507	2.7%
Municipal	879	2.4%
Owner Occupied Commercial Real Estate	57,541	18.0%
Non-Owner Occupied Commercial Real Estate	82,473	24.3%
Commercial and Industrial	44,663	15.3%
Total	$370,645	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the quarters ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,2023			March 31,2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$292	$5,851,428	0.02%	$336	$4,114,487	0.03%
Residential Mortgage Junior	5	12,186	0.17%	36	14,450	1.01%
Revolving Mortgage	206	1,387,299	0.06%	39	1,231,574	0.01%
Residential Construction	72	866,661	0.03%	3	641,834	—%
Other Construction and Development	258	1,912,705	0.05%	230	1,479,769	0.06%
Consumer	(2,145)	1,262,393	(0.69)%	(2,129)	994,117	(0.87)%
Multifamily	—	760,375	—%	—	474,929	—%
Municipal	—	719,003	—%	—	643,679	—%
Owner Occupied Commercial Real Estate	293	5,485,976	0.02%	(57)	5,095,063	—%
Non-Owner Occupied Commercial Real Estate	55	7,418,486	—%	69	6,488,637	—%
Commercial and Industrial	(74)	4,717,885	(0.01)%	(850)	3,664,514	(0.09)%
Total	$(1,038)	$30,394,397	(0.01)	$(2,323)	$24,843,053	(0.04)

The following tables present a summary of the years ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023			2022
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807
ACL - PCD loans for ACBI merger	—	—	—	—	9,218	9,218
Loans charged-off	(4,516)	(111)	(4,627)	(4,124)	(1,366)	(5,490)
Recoveries of loans previously charged off	2,327	1,262	3,589	2,289	878	3,167
Net (charge-offs) recoveries	(2,189)	1,151	(1,038)	(1,835)	(488)	(2,323)
Initial provision for credit losses - ACBI	—	—	—	13,697	—	13,697
(Recovery) provision for credit losses	20,498	(5,259)	15,239	(9,260)	(12,743)	(22,003)
Balance at end of period	$327,915	$42,730	$370,645	$227,829	$72,567	$300,396

Total loans, net of unearned income:
At period end	$30,696,142			$26,556,427
Average	30,394,397			24,843,053
Net charge-offs as a percentage of average loans (annualized)	0.01%			0.04%
Allowance for credit losses as a percentage of period end loans	1.21%			1.13%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	297.42%			262.50%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2023	2022	2022	2022	2022
Non-acquired:
Nonaccrual loans	$67,894	$40,517	$30,076	$20,383	$19,174
Accruing loans past due 90 days or more	2,667	2,358	2,358	1,371	22,818
Restructured loans - nonaccrual	282	4,154	4,298	333	408
Total non-acquired nonperforming loans	70,843	47,029	36,732	22,087	42,400
Other real estate owned (“OREO”) (1) (6)	58	141	58	—	252
Other nonperforming assets (2)	129	104	56	93	212
Total non-acquired nonperforming assets	71,030	47,274	36,846	22,180	42,864
Acquired:
Nonaccrual loans (3)	51,650	55,808	58,064	60,897	55,942
Accruing loans past due 90 days or more	983	1,992	1,430	4,418	12,768
Restructured loans - nonaccrual	1,144	3,746	3,802	2,629	3,325
Total acquired nonperforming loans	53,777	61,546	63,296	67,944	72,035
Acquired OREO (1) (7)	3,415	882	2,102	1,431	3,038
Other acquired nonperforming assets (2)	31	40	132	146	80
Total acquired nonperforming assets	57,223	62,468	65,530	69,521	75,153
Total nonperforming assets	$128,253	$109,742	$102,376	$91,701	$118,017

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.30%	0.21%	0.18%	0.11%	0.25%
Total nonperforming assets as a percentage of total assets (5)	0.16%	0.11%	0.08%	0.05%	0.09%
Nonperforming loans as a percentage of period end loans (4)	0.30%	0.21%	0.18%	0.11%	0.25%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.42%	0.36%	0.35%	0.33%	0.44%
Total nonperforming assets as a percentage of total assets (5)	0.29%	0.25%	0.23%	0.20%	0.26%
Nonperforming loans as a percentage of period end loans (4)	0.41%	0.36%	0.35%	0.32%	0.43%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank properties held for sale of $13.3 million, $14.3 million, $21.2 million, $1.4 million, and $893,000 as of March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank properties held for sale of $3.4 million, $3.4 million, $3.9 million, $4.2 million, and $5.5 million as of March 31, 2023, December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $128.3 million, or 0.42% of total loans and repossessed assets, at March 31, 2023, an increase of $18.6 million, or 16.9%, from December 31, 2022. Total nonperforming loans were $124.6 million, or 0.41%, of total loans, at March 31, 2023, an increase of $16.0 million, or 14.8%, from December 31, 2022. Non-acquired nonperforming loans increased by $23.8 million from December 31, 2022. The increase in non-acquired nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $23.6 million, an increase in consumer nonaccrual loans of $3.8 million, an increase in accruing loans past due 90 days or more of $300,000, offset by a decline in restructured nonaccrual loans of $3.9 million. The increase in commercial nonaccrual loans at March 31, 2023 was primarily due to two relationships, one commercial owner occupied consisting of 3 loans, totaling $11.7 million, and one commercial and industrial consisting of 3 loans, totaling $12.3 million. Acquired nonperforming loans decreased $7.8 million from December 31, 2022. The increase in the acquired nonperforming loan balances was due primarily to a decrease in commercial nonaccrual loans of $2.1 million, a decrease in consumer nonaccrual loans of $2.0 million, a decrease in restructured loans of $2.6 million and a decline in accruing loans past due 90 days or more of $1.0 million. The decline in restructured loans over both the nonacquired and acquired loan portfolios was due to the adoption of ASU 2022-02 effective January 1, 2023, which extinguishes the former troubled debt restructuring (TDR) guidance and issues new requirements for determining modified loans to borrowers experiencing financial difficulty.

At March 31, 2023, OREO totaled $3.5 million, which included $58,000 in non-acquired OREO and $3.4 million in acquired OREO. Total OREO increased $2.5 million from December 31, 2022. At March 31, 2023, non-acquired OREO consisted of two properties with an average value of $29,000. This is compared to three properties with an average value of $47,000 at December 31, 2022. During the first quarter of 2023, we a did not add new property into non-acquired OREO, while selling one property during the quarter with an average value of $83,000. At March 31, 2023, acquired OREO consisted of four properties with an average value of $854,000, compared to three properties with an average value of $294,000 at December 31, 2022. In the first quarter of 2023, we added two new properties into acquired OREO, while selling one property with an aggregate value of $293,000 during the current quarter. On the properties sold, we recorded a net gain of $5,000.

Potential Problem Loans

Potential problem loans, which are not included in nonperforming loans, related to non-acquired loans were approximately $17.1 million, or 0.07%, of total non-acquired loans outstanding, at March 31, 2023, compared to $15.8 million, or 0.07%, of total non-acquired loans outstanding, at December 31, 2022. Potential problem loans related to acquired loans totaled $20.0 million, or 0.29%, of total acquired loans outstanding, at March 31, 2023, compared to $23.1 million, or 0.31% of total acquired loans outstanding, at December 31, 2022. All potential problem loans represent those loans where information about possible credit problems of the borrowers has caused management to have concern about the borrower’s ability to comply with present repayment terms.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Total interest-bearing deposits increased $797.0 million or 13.9% annualized to $24.0 billion at March 31, 2023 from $23.2 billion at December 31, 2022. This increase was mainly driven by growth in time deposits of $1.7 billion including an increase in brokered time deposits of $1.2 billion. During the three months ended March 31, 2023, core deposits decreased $1.6 billion. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Core deposits declined as customers moved their funds seeking higher yields as interest rates have risen along with some business customers moving funds for deposit insurance purposes. Federal funds purchases related to the correspondent bank division and repurchase agreements were $544.1 million at March 31, 2023, decreasing $12.3 million from December 31, 2022. Other borrowings, consisting of FHLB borrowings, increased to $900 million at March 31, 2023 from $0 at December 31, 2022. Corporate and subordinated debentures declined by $93,000 to $392.2 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2022 was driven by an increase in time deposits of $1.7 billion including an increase in brokered time deposits of $1.2 billion. The increase in time deposits was mostly offset by declines in interest bearing checking deposits of $639.5 million and savings deposits of $308.1 million. As customers moved funds from interest bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage, the Company increased its balance in brokered time deposits along with growth in in-market time deposits during the quarter. The Company raised interest rates on most interest-bearing deposit products (in particular time deposit specials) during the quarter due to competitive pressures to retain deposits. Average interest-bearing deposits decreased $441.3 billion to $23.3 billion in the quarter ended March 31, 2023 compared to the same period in 2022. For more information on the composition of our total deposits, see Note 10 – Deposits in this Quarterly Report on Form 10-Q.

●	Other borrowings, consisting of FHLB borrowings, increased to $900 million at March 31, 2023 from $0 at December 31, 2022. The Company borrowed funds from the FHLB to provide excess liquidity during the first quarter of 2023.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2023, the period end balance of noninterest-bearing deposits was $12.4 billion, a decrease of $746.1 million compared to $13.2 billion at the December 31, 2022. The decrease was mainly due to both customers seeking higher yields in the rising rate environment and deposit insurance coverage amid the financial turmoil during the quarter. Average noninterest-bearing deposits were $12.8 billion for the first quarter of 2022 compared to $12.3 billion for the first quarter of 2022. This increase was mainly related to deposits acquired through the Atlantic Capital transaction. The Atlantic Capital acquisition was completed on March 1, 2022, therefore the acquired noninterest-bearing deposits were only outstanding for 30 days during the first quarter 2022 which resulted in a lower effect on the average balance.

Uninsured Deposits

At March 31, 2023 and December 31, 2022, the Company had approximately $12.7 billion and $14.1 billion, respectively, in estimated uninsured deposits. Since it is not reasonably practicable to provide a precise measure of uninsured deposits, the amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report. The estimated balance of uninsured deposits of $12.7 billion at March 31, 2023 includes $1.8 billion of collateralized public funds bringing the net amount of estimated uninsured and unsecured deposits to $10.8 billion.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
(Dollars in thousands)	2023	2022	% Change
Within three months	$88,768	$57,302	54.9%
After three through six months	77,906	71,261	9.3%
After six through twelve months	165,022	91,785	79.8%
After twelve months	43,351	42,361	2.3%
	$375,047	$262,709	42.8%

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2023, shareholders’ equity was $5.2 billion, an increase of $174.1 million, or 3.4%, from December 31, 2022.

The following table shows the changes in shareholders’ equity during 2023.

Total shareholders' equity at December 31, 2022	$5,074,927
Net income	139,926
Dividends paid on common shares ($0.50 per share)	(37,912)
Dividends paid on restricted stock units	(420)
Net increase in market value of securities available for sale, net of deferred taxes	63,304
Stock options exercised	1,173
Equity based compensation	11,422
Common stock repurchased - equity plans	(3,416)
Total shareholders' equity at March 31, 2023	$5,249,004

In January 2021, the Board of Directors of the Company approved the 2021 Stock Repurchase Plan, which authorized the Company to repurchase 3,500,000 common shares. During the first quarter of 2022, we repurchased 1,012,038 shares, at an average price of $85.43 per share (excluding cost of commissions) for a total of $86.5 million under the 2021 Stock Repurchase Plan.

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2023. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

In 2020, in response to the COVID-19 pandemic, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The final rule provides banking organizations that adopt CECL in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by the aforementioned three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the adoption date impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the adoption date ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 50% being phased out in 2023.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2023	2022
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.13%	10.96%
Tier 1 risk-based capital	6.00%	11.13%	10.96%
Total risk-based capital	10.00%	13.30%	12.97%
Tier 1 leverage	N/A	9.05%	8.72%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	11.93%	11.80%
Tier 1 risk-based capital	8.00%	11.93%	11.80%
Total risk-based capital	10.00%	12.99%	12.69%
Tier 1 leverage	5.00%	9.70%	9.39%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all increased compared to December 31, 2022. These ratios increased mainly due to net income during the quarter of $139.9 million. Tier 1 capital increased 2.7% and 2.2% at both the Company and Bank, respectively, with the increase in equity from net income. Total risk-based capital increased 3.6% and 3.4% at both the Company and Bank, respectively, with the increase in equity from net income along with the increase in the allowance for credit losses and unfunded commitments. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter with average assets for the Company and Bank decreasing 1.0% and risk-based assets increasing 1.1%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of March 31, 2023 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $945.4 million, or approximately 16.8% annualized, compared to the balance at December 31, 2022. The increase from December 31, 2022 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio decreased by $427.1 million from the balance at December 31, 2022 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased $175.1 million compared to the balance at December 31, 2022. The decrease in investment securities from December 31, 2022 was a result of maturities, calls, sales and paydowns of investment securities totaling $306.4 million as well as a reduction from the net amortization of premiums of $5.4 million. These decreases were partially offset by an increase in the market value of the available for sale investment securities portfolio of $72.8 million and purchases of FHLB stock of $63.8 million. There were no purchases of available for sale or held to maturity securities during the quarter. Total cash and cash equivalents were $2.0 billion at March 31, 2023 as compared to $1.3 billion at December 31, 2022. This increase was due to the Company increasing its brokered time deposits by $1.2 billion and borrowing $900 million in FHLB borrowings during the quarter to increase liquidity.

At March 31, 2023 and December 31, 2022, we had $1.4 billion and $150.0 million of traditional, out–of–market brokered time deposits, respectively. At March 31, 2023 and December 31, 2022, we had $765.5 million and $637.0 million, respectively, of reciprocal brokered deposits. Total deposits were $36.4 billion at March 31, 2023, an increase of $51.0 million from $36.4 billion at December 31, 2022. This increase was driven by an increase in time deposits of $1.7 billion including an increase in brokered time deposits of $1.2 billion. The increase in time deposits was mostly offset by declines in noninterest bearing deposits of $746.1 million, in interest bearing checking deposits of $639.5 million and savings deposits of $308.1 million. As customers moved funds from noninterest bearing checking, interest bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage, the Company increased its balance in brokered time deposits and in in-market time deposits. The Company raised interest rates on most interest-bearing deposit products (in particular time deposit specials) during the quarter due to competitive pressures to retain deposits. Total corporate and subordinated debentures and other borrowings at March 31, 2023 were $1.3 billion and consisted of trust preferred securities and subordinated debentures of $392.2 million and FHLB borrowings of $900.0 million. The Company borrowed $2.2 billion during the quarter and repaid $1.3 billion prior to quarter-end in FHLB borrowings to increase liquidity. Total short-term borrowings at March 31, 2023 were $544.1 million, consisting of $233.4 million in federal funds purchased and $310.8 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. We manage the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. In addition to commitments to extend credit, we also issue standby letters of credit, which are assurances to third parties that they will not suffer a loss if our customer fails to meet its contractual obligation to the third-party. Although our experience indicates that many of these standby letters of credit will expire unused, through our various sources of liquidity, we believe that we will have the resources to meet these obligations should the need arise.

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2023, our Bank had a total FHLB credit facility of $6.9 billion, with $900.0 million in FHLB advances and $2.1 million FHLB letters of credit outstanding at quarter-end, leaving $6.0 billion in availability on the FHLB credit facility. At March 31, 2023, our Bank had $2.5 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at quarter-end.  The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion at March 31, 2023. The Bank has $1.4 billion of outstanding brokered deposits at the end of the quarter leaving $4.1 billion in available capacity. All of these resources would provide an additional $12.9 billion in funding if we needed additional liquidity. The Bank also has $4.5 billion in unpledged securities at March 31, 2023 that can be pledge to attain additional funds if necessary. We can also consider actions such as deposit promotions to increase core deposits.  The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2023. We believe that our liquidity position continues to be adequate and readily available.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of March 31, 2023, the Company did not have such agreements. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances.

During the second quarter of 2022, management revised its deposit beta assumptions higher due to the rapid increase in interest rates and expected further increases. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to seventy basis points. During this period, the federal funds rate has increased 475 basis points. Accordingly, our cycle to date beta has been approximately 14.7%. Management recognizes the difficulty using historical data to forecast deposit betas in the current environment. For internal purposes, we are assuming a beta of 28.0% with a terminal federal funds rate of 5.25% and a corresponding cumulative rate increase of 500 basis points.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in April 2023 as the Base Case. As of March 31, 2023, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 2.1% increase (up 100) and 2.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At March 31, 2023, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 1.6% decrease and 0.7% decrease, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.3% decrease and 3.8% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of March 31, 2023.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	2.1%
Up 200 basis points	3.9%
Down 100 basis points	(2.9%)
Down 200 basis points	(6.8%)

LIBOR Transition

While most LIBOR settings ceased to be provided or were no longer representative after December 31, 2021, for the most common tenors of U.S. dollar LIBOR, the administrator of LIBOR extended publication until June 30, 2023.

The Alternative Reference Rates Committee proposed Secured Overnight Financing Rate (“SOFR”) as its preferred rate as an alternative to LIBOR and proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry-wide and company-specific transition plans related to derivatives and cash markets exposed to LIBOR. As noted within Part I - Item 1A. Risk Factors of the Form 10-K for the year ended 2022, we hold instruments that may be impacted by the discontinuance of LIBOR including floating rate obligations, loans, deposits, derivatives and hedges, and other financial instruments but is not able to currently predict the associated financial impact of the transition to an alternative reference rate.

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

The Company continues to evaluate its financial and operational infrastructure in its effort to transition all financial and strategic processes, systems, and models to reference rates other than LIBOR. The Company is in the process of developing and implementing processes to educate client-facing associates and coordinate communications with customers regarding the transition. A townhall meeting with commercial relationship managers was held in advance of letters to commercial borrowers regarding LIBOR retirement. Letters to consumer and mortgage borrowers were also mailed. Training and other resources for use by lenders and customer care representatives have been provided.

As of March 31, 2023, the Company had the following exposures to LIBOR:

●	Approximately $4.9 billion of total outstanding loans referencing LIBOR. Of this amount, $4.8 billion have maturities occurring after the LIBOR discontinuation date of June 30, 2023.
●	Approximately $14.7 billion in interest rate swaps that are indexed to LIBOR with a gross positive fair value of $130.1 million, inclusive of $650.0 million of variation margin settlements, and a gross negative fair value of $619.3 million. However, the interest rate swaps associated with this program do not meet the strict hedge accounting requirements. Therefore, the transition to LIBOR will have no hedge accounting impact as changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. Moreover, the exposure of both sides of these swaps is presented in these figures. These exposures are intended to offset each other.
●	Trust preferred securities that reference LIBOR and had a total principal balance of $118.6 million. These securities have maturities ranging from October 7, 2033 through March 14, 2037.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of March 31, 2023, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.1 billion at March 31, 2023. Based on this criteria, we had seven such credit concentrations at March 31, 2023, including loans to lessors of nonresidential buildings (except mini-warehouses) of $5.9 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.0 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $7.2 billion, loans secured by jumbo (original loans greater than $548,250) of $2.1 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $2.1 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2023 and December 31, 2022, the Bank’s CDL concentration ratio was 60.6% and 64.8%, respectively, and its CRE concentration ratio was 243.5% and 249.0%, respectively. As of March 31, 2023, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by Bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Return on average equity (GAAP)	10.96%	8.24%
Effect to adjust for intangible assets	7.85%	5.73%
Return on average tangible equity (non-GAAP)	18.81%	13.97%

Average shareholders’ equity (GAAP)	$5,177,048	$4,937,165
Average intangible assets	(2,036,661)	(1,831,250)
Adjusted average shareholders’ equity (non-GAAP)	$3,140,387	$3,105,915

Net income (GAAP)	$139,926	$100,329
Amortization of intangibles	7,299	8,494
Tax effect	(1,594)	(1,806)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$145,631	$107,017

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including our acquisition of Atlantic Capital;

●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;
●	Risk related to volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from inflation, interest rate increases, government or regulatory responses to the current global events, federal spending or spending cuts and/or one or more federal budget-related impasses or actions;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Risks associated with an anticipated increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Risk associated with unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	Risk that the loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	Potential deterioration in real estate values;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, potential difficulties in maintaining relationships with key personnel;
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models;
●	Social and governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Risks associated with actual or potential information requesting, investigations or legal proceedings by customers, regulatory agencies or others;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;

●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Greater than expected noninterest expenses;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, civil unrest, terrorism or other geopolitical events, and related risks that result in loss of consumer confidence and economic disruptions; and
●	Transaction risk arising from problems with service or product delivery.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2023 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2022.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of March 31, 2023, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of March 31, 2023, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of March 31, 2022 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2022 or 2023. Of the 4,120,021 shares authorized under the 2022 Stock Repurchase Program, we may repurchase up to 4,120,021 shares of common stock. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the first quarter of 2023:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

January 1 ‑ January 31	29,835	*	$76.57	—	4,120,021
February 1 - February 28	11,268	*	80.69	—	4,120,021
March 1 - March 31	2,786	*	79.70	—	4,120,021
Total	43,889			—	4,120,021
*

For the months ended March 31, 2023, totals include 29,835, 11,268, and 2,786 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2022 Stock Repurchase Plan to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Separation Agreement between SouthState Corporation and its Subsidiaries and Robert R. Hill, Jr.

Exhibit 31.1	Rule 13a-14(a) Certification of Principal Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Principal Financial Officer

Exhibit 32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Net Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) Condensed Consolidated Statement of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

Exhibit 104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: May 5, 2023	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2023	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer