Form 10-Q
period 2023-06-30
SouthState Corp
filed 2023-08-04
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 2, 2023
Common Stock, $2.50 par value	76,006,490

SouthState Corporation and Subsidiaries

June 30, 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$552,900	$548,387
Federal funds sold and interest-earning deposits with banks	694,581	580,491
Deposits in other financial institutions (restricted cash)	266,268	183,685
Total cash and cash equivalents	1,513,749	1,312,563
Trading securities, at fair value	56,580	31,263
Investment securities:
Securities held to maturity (fair value of $2,144,514 and $2,250,168)	2,585,155	2,683,241
Securities available for sale, at fair value	4,949,334	5,326,822
Other investments	196,728	179,717
Total investment securities	7,731,217	8,189,780
Loans held for sale	42,951	28,968
Loans:
Acquired - non-purchased credit deteriorated loans	5,275,913	5,943,092
Acquired - purchased credit deteriorated loans	1,269,983	1,429,731
Non-acquired loans	24,990,889	22,805,039
Less allowance for credit losses	(427,392)	(356,444)
Loans, net	31,109,393	29,821,418
Other real estate owned	1,080	1,023
Bank property held for sale	13,472	17,754
Premises and equipment, net	518,353	520,635
Bank owned life insurance ("BOLI")	979,494	964,708
Deferred tax assets	164,426	177,801
Derivatives assets	174,480	211,016
Mortgage servicing rights	87,539	86,610
Core deposit and other intangibles	102,256	116,450
Goodwill	1,923,106	1,923,106
Other assets	522,236	515,601
Total assets	$44,940,332	$43,918,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,489,483	$13,168,656
Interest-bearing	25,252,395	23,181,967
Total deposits	36,741,878	36,350,623
Federal funds purchased	246,910	213,597
Securities sold under agreements to repurchase	334,536	342,820
Corporate and subordinated debentures	392,090	392,275
Other borrowings	400,000	—
Reserve for unfunded commitments	63,399	67,215
Derivative liabilities	975,717	1,034,143
Other liabilities	495,792	443,096
Total liabilities	39,650,322	38,843,769
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 75,995,979 and 75,704,563 shares issued and outstanding, respectively	189,990	189,261
Surplus	4,228,910	4,215,712
Retained earnings	1,533,508	1,347,042
Accumulated other comprehensive loss	(662,398)	(677,088)
Total shareholders’ equity	5,290,010	5,074,927
Total liabilities and shareholders’ equity	$44,940,332	$43,918,696

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$419,355	$272,000	$812,720	$505,617
Investment securities:
Taxable	41,254	38,948	82,819	69,068
Tax-exempt	5,586	6,076	12,144	9,951
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	11,858	9,309	20,779	12,168
Total interest income	478,053	326,333	928,462	596,804
Interest expense:
Deposits	100,787	4,914	156,729	9,506
Federal funds purchased and securities sold under agreements to repurchase	3,535	781	6,388	1,050
Corporate and subordinated debentures	5,823	4,823	11,558	8,916
Other borrowings	6,165	—	10,781	—
Total interest expense	116,310	10,518	185,456	19,472
Net interest income	361,743	315,815	743,006	577,332
Provision for credit losses	38,389	19,286	71,480	10,837
Net interest income after provision for credit losses	323,354	296,529	671,526	566,495
Noninterest income:
Fees on deposit accounts	33,101	32,862	62,960	60,871
Mortgage banking income	4,354	5,480	8,686	16,074
Trust and investment services income	9,823	9,831	19,760	19,549
Correspondent banking and capital market income	19,187	26,068	32,781	54,019
SBA income	2,885	4,343	6,607	7,524
Securities gains, net	—	—	45	—
Other income	7,864	8,172	17,730	14,766
Total noninterest income	77,214	86,756	148,569	172,803
Noninterest expense:
Salaries and employee benefits	147,342	137,037	291,402	274,710
Occupancy expense	22,196	22,759	43,729	44,599
Information services expense	21,119	19,947	41,044	39,140
OREO and loan related expense (recovery)	(14)	(3)	155	(241)
Amortization of intangibles	7,028	8,847	14,327	17,341
Supplies, printing and postage expense	2,554	2,400	5,194	4,589
Professional fees	4,364	4,331	8,066	8,080
FDIC assessment and other regulatory charges	9,819	5,332	16,113	10,144
Advertising and marketing	1,521	2,286	3,639	4,049
Merger, branch consolidation and severance related expense	1,808	5,390	11,220	15,666
Other expense	24,889	22,843	48,242	41,692
Total noninterest expense	242,626	231,169	483,131	459,769
Earnings:
Income before provision for income taxes	157,942	152,116	336,964	279,529
Provision for income taxes	34,495	32,941	73,591	60,025
Net income	$123,447	$119,175	$263,373	$219,504
Earnings per common share:
Basic	$1.62	$1.58	$3.47	$2.99
Diluted	$1.62	$1.57	$3.45	$2.96
Weighted average common shares outstanding:
Basic	76,058	75,461	75,981	73,465
Diluted	76,418	76,094	76,394	74,104

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$123,447	$119,175	$263,373	$219,504
Other comprehensive income (loss):
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(64,741)	(261,178)	8,120	(623,298)
Tax effect	16,127	64,250	6,603	153,560
Reclassification adjustment for gains included in net income	—	—	(45)	—
Tax effect	—	—	12	—
Net of tax amount	(48,614)	(196,928)	14,690	(469,738)
Other comprehensive (loss) income, net of tax	(48,614)	(196,928)	14,690	(469,738)
Comprehensive income (loss)	$74,833	$(77,753)	$278,063	$(250,234)

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, March 31, 2022	75,761,018	$189,403	$4,214,897	$1,064,064	$(293,956)	$5,174,408
Comprehensive loss:
Net income	—	—	—	119,175	—	119,175
Other comprehensive loss, net of tax effects	—	—	—	—	(196,928)	(196,928)
Total comprehensive loss						(77,753)
Cash dividends declared on common stock at $0.49 per share	—	—	—	(36,983)	—	(36,983)
Cash dividend equivalents paid on restricted stock units	—	—	—	(26)	—	(26)
Employee stock purchases	9,078	23	681	—	—	704
Stock options exercised	8,553	21	308	—	—	329
Restricted stock awards (forfeits)	(1,266)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	236,507	591	(590)	—	—	1
Common stock repurchased - buyback plan	(300,000)	(750)	(22,996)	—	—	(23,746)
Common stock repurchased	(72,568)	(182)	(5,640)	—	—	(5,822)
Share-based compensation expense	—	—	9,313	—	—	9,313
Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425

Balance, March 31, 2023	75,859,665	$189,649	$4,224,503	$1,448,636	$(613,784)	$5,249,004
Comprehensive income:
Net income	—	—	—	123,447	—	123,447
Other comprehensive loss, net of tax effects	—	—	—	—	(48,614)	(48,614)
Total comprehensive loss						74,833
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,962)	—	(37,962)
Cash dividend equivalents paid on restricted stock units	—	—	—	(613)	—	(613)
Employee stock purchases	9,562	24	623	—	—	647
Restricted stock awards (forfeits)	(120)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	181,076	453	(453)	—	—	—
Common stock repurchased	(54,204)	(135)	(3,471)	—	—	(3,606)
Share-based compensation expense	—	—	7,707	—	—	7,707
Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	219,504	—	219,504
Other comprehensive loss, net of tax effects	—	—	—	—	(469,738)	(469,738)
Total comprehensive loss						(250,234)
Cash dividends declared on common stock at $0.98 per share	—	—	—	(70,805)	—	(70,805)
Cash dividend equivalents paid on restricted stock units	—	—	—	(126)	—	(126)
Employee stock purchases	9,078	23	681	—	—	704
Stock options exercised	18,256	45	692	—	—	737
Restricted stock awards (forfeits)	(1,266)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	364,809	912	(911)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(100,617)	(252)	(7,927)	—	—	(8,179)
Share-based compensation expense	—	—	17,799	—	—	17,799
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425

Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	263,373	—	263,373
Other comprehensive income, net of tax effects	—	—	—	—	14,690	14,690
Total comprehensive income						278,063
Cash dividends declared on common stock at $1.00 per share	—	—	—	(75,874)	—	(75,874)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,033)	—	(1,033)
Employee stock purchases	9,562	24	623	—	—	647
Stock options exercised	23,516	59	1,114	—	—	1,173
Restricted stock awards (forfeits)	(2,353)	(6)	6	—	—	—
Stock issued pursuant to restricted stock units	358,784	897	(897)	—	—	—
Common stock repurchased	(98,093)	(245)	(6,777)	—	—	(7,022)
Share-based compensation expense	—	—	19,129	—	—	19,129
Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$263,373	$219,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,864	32,954
Provision for credit losses	71,480	10,837
Deferred income taxes	19,990	91,013
Gains on sale of securities, net	(45)	—
Share-based compensation expense	19,129	17,799
Accretion of discount related to acquired loans	(12,878)	(19,511)
(Gains) losses on disposal of premises and equipment	(89)	778
Gains on sale of bank properties held for sale and repossessed real estate	(1,430)	(871)
Net amortization of premiums on investment securities	10,197	14,884
Bank properties held for sale and repossessed real estate write downs	1,231	176
Fair value adjustment for loans held for sale	(66)	5,456
Originations and purchases of loans held for sale	(422,596)	(1,038,147)
Proceeds from sales of loans held for sale	411,489	1,146,583
(Gains) losses on sales of loans held for sale	(2,810)	3,951
Increase in cash surrender value of BOLI	(12,135)	(11,106)
Net change in:
Accrued interest receivable	(2,636)	(8,230)
Prepaid assets	(829)	2,019
Operating leases	196	195
Bank owned life insurance	(976)	(423)
Trading securities	(25,317)	(10,399)
Derivative assets	36,536	291,514
Miscellaneous other assets	4,258	(37,918)
Accrued interest payable	25,573	583
Accrued income taxes	(9,601)	(56,183)
Derivative liabilities	(58,426)	374,241
Miscellaneous other liabilities	28,174	(63,243)
Net cash provided by operating activities	371,656	966,456
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	125,298	415,503
Proceeds from maturities and calls of investment securities held to maturity	95,566	109,776
Proceeds from maturities and calls of investment securities available for sale	255,808	326,323
Proceeds from sales and redemptions of other investment securities	146,625	13,216
Purchases of investment securities available for sale	(3,174)	(1,157,493)
Purchases of investment securities held to maturity	—	(1,099,691)
Purchases of other investment securities	(163,636)	(20,446)
Net increase in loans	(1,361,435)	(1,616,946)
Net cash received from acquisitions	—	250,115
Recoveries of loans previously charged off	7,858	6,980
Purchase of bank owned life insurance	(5,966)	(85,966)
Purchases of premises and equipment	(15,034)	(9,102)
Proceeds from redemption and payout of bank owned life insurance policies	4,292	1,188
Proceeds from sale of bank properties held for sale and repossessed real estate	7,610	8,297
Proceeds from sale of premises and equipment	675	511
Net cash used in investing activities	(905,513)	(2,857,735)
Cash flows from financing activities:
Net increase in deposits	392,123	302,826
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	25,029	(111,240)
Proceeds from FHLB borrowings	4,850,000	—
Repayment of FHLB borrowings	(4,450,000)	(13,000)
Common stock issuance	647	705
Common stock repurchases	(7,022)	(118,383)
Dividends paid	(76,907)	(70,931)
Stock options exercised	1,173	737
Net cash provided by (used in) financing activities	735,043	(9,286)
Net increase (decrease) in cash and cash equivalents	201,186	(1,900,565)
Cash and cash equivalents at beginning of period	1,312,563	6,721,571
Cash and cash equivalents at end of period	$1,513,749	$4,821,006
Supplemental Disclosures:		\
Cash Flow Information:
Cash paid for:
Interest	$159,883	$19,788
Income taxes	$62,170	$28,332
Recognition of operating lease assets in exchange for lease liabilities	$—	$12,616
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$3,501,273
Other intangible assets acquired	—	20,791
Liabilities assumed	—	3,205,694
Net identifiable assets acquired over liabilities assumed	—	341,440
Common stock issued in acquisition	—	659,772
Real estate acquired in full or in partial settlement of loans	$3,186	$1,151

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2023, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

We place non-acquired loans and acquired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection, and excludes factored receivables. For factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement due date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had $2.6 billion and $2.7 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2023 and December 31, 2022, the accrued interest receivables for all investment securities recorded in Other Assets were $25.8 million and $28.2 million, respectively.

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

The Company’s ACL is calculated using collectively evaluated and individually evaluated loans. The Company’s methodology on how ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2022.

As of January 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, prospectively that requires the eliminates designation of loans as TDRs. Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications. Longstanding TDR accounting rules were replaced as of January 1, 2023 with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 — Recent Accounting and Regulatory Pronouncements). In accordance with the adoption of ASU 2022-02, any loans modified to a borrower experiencing financial difficulty are reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

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

For purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the Provision for Credit Losses in the Consolidated Statements of Net Income. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2023 and December 31, 2022, the accrued interest receivables for loans recorded in Other Assets were $110.4 million and $105.4 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of June 30, 2023 and December 31, 2022, the liabilities recorded for expected credit losses on unfunded commitments were $63.4 million and $67.2 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Net Income.

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

The table below discloses the net change (increase or (decrease)) included in all the Consolidated Statements of Net Income line items in this Form 10-Q, as a result of the change in accounting treatment. There was no impact to Net Income or Shareholders’ Equity as previously reported.

(Dollars in thousands)	Three Months Ended	Six Months Ended
INCOME STATEMENT	June 30, 2022	June 30, 2022
Interest income:
Effect to interest income on federal funds sold and interest-earning
deposits with banks	$674	$681
Net effect to interest income	674	681
Effect to interest expense on deposits	(862)	(898)
Net effect to interest expense	(862)	(898)
Net effect to net interest income	$1,536	$1,579

Noninterest Income:
Effect to correspondent banking and capital market income	$(1,536)	$(1,579)
Net effect to noninterest income	$(1,536)	$(1,579)
Net effect to net income	$—	$—

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

In March 2020, FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848 – Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequently expanded the scope of ASU No. 2020-04 with the issuance of ASU No. 2021-01 and extended the sunset date to December 31, 2024 with ASU No. 2022-06. This update provides companies with optional guidance to ease the potential accounting burden associated with transitioning away from reference rates that will be discontinued. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The main provisions for contract modifications include optional relief by allowing the modification as a continuation of the existing contract without additional analysis and other optional expedients regarding embedded features. The amendments in this update were effective for all entities as of March 12, 2020 and may be applied through December 31, 2022. In January 2021, the FASB issued ASU 2021-01 which clarified that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2022-06 extended the effective date through December 31, 2024. The amendments are effective as of March 12, 2020 through December 31, 2024 and can be adopted at the instrument level on an ongoing basis. Management adopted these optional expedients beginning April 1, 2023 to coincide with the transition and modification of our LIBOR-exposed instruments. Most of the loan modifications met the requirements of these practical expedients, as most were subject to the Adjustable Interest Rate (LIBOR) Act which permits a replacement index with a spread adjustment. These modifications did not have a material impact on the consolidated financial statements.

Issued But Not Yet Adopted Accounting Standards

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

During the three and six months ended June 30, 2023, the Company incurred approximately $1.0 million and $2.4 million, respectively, of acquisition costs related to this transaction. During three and six months ended June 30, 2022, the Company incurred approximately $2.2 million and $7.9 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger and Branch Consolidation Related Expenses on the Company’s Consolidated Statements of Net Income.

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2023:
U.S. Government agencies	$197,265	$—	$(29,352)	$167,913
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,514,472	—	(253,666)	1,260,806
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	460,574	—	(72,157)	388,417
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	357,815	—	(73,410)	284,405
Small Business Administration loan-backed securities	55,029	—	(12,056)	42,973
	$2,585,155	$—	$(440,641)	$2,144,514
December 31, 2022:
U.S. Government agencies	$197,262	$—	$(29,787)	$167,475
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	—	(255,093)	1,336,553
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	—	(69,664)	404,996
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	—	(66,304)	296,282
Small Business Administration loan-backed securities	57,087	—	(12,225)	44,862
	$2,683,241	$—	$(433,073)	$2,250,168

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2023:
U.S. Treasuries	$223,658	$—	$(3,745)	$219,913
U.S. Government agencies	246,030	—	(27,685)	218,345
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,903,472	—	(299,102)	1,604,370
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	666,198	—	(106,422)	559,776
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,173,907	—	(211,413)	962,494
State and municipal obligations	1,135,189	3	(180,737)	954,455
Small Business Administration loan-backed securities	451,564	157	(47,162)	404,559
Corporate securities	30,558	—	(5,136)	25,422
	$5,830,576	$160	$(881,402)	$4,949,334
December 31, 2022:
U.S. Treasuries	$272,416	$—	$(6,778)	$265,638
U.S. Government agencies	245,972	—	(26,884)	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,996,405	—	(298,052)	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,337	—	(107,292)	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,196,700	2,542	(198,844)	1,000,398
State and municipal obligations	1,269,525	1,210	(205,883)	1,064,852
Small Business Administration loan-backed securities	491,203	302	(46,695)	444,810
Corporate securities	35,583	—	(2,945)	32,638
	$6,216,141	$4,054	$(893,373)	$5,326,822

During the six months ended June 30, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million, a net gain of $45,000, realized from the sale of available for sale securities. There were no sales during the three months ended June 30, 2023. During the three and six months ended June 30, 2022, there were no realized gains or losses from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were legacy Atlantic Capital securities. These securities were marked to fair value at merger and therefore resulted in no gain or loss on sale.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2023:
Federal Home Loan Bank stock	$32,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,819
$196,728
December 31, 2022:
Federal Home Loan Bank stock	$15,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,808
$179,717

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2023, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at June 30, 2023, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$50,000	$48,185	$231,970	$228,385
Due after one year through five years	51,034	45,228	301,127	283,616
Due after five years through ten years	369,168	320,965	1,263,193	1,075,431
Due after ten years	2,114,953	1,730,136	4,034,286	3,361,902
	$2,585,155	$2,144,514	$5,830,576	$4,949,334

Information pertaining to our securities with gross unrealized losses at June 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$29,352	$167,913
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	253,666	1,260,806
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,549	44,665	70,608	343,752
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	73,410	284,405
Small Business Administration loan-backed securities	—	—	12,056	42,973
	$1,549	$44,665	$439,092	$2,099,849
Securities Available for Sale
U.S. Treasuries	$—	$—	$3,745	$219,913
U.S. Government agencies	560	24,440	27,126	193,905
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,252	29,385	297,850	1,574,985
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	3,230	53,808	103,192	505,968
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	7,479	71,072	203,933	891,422
State and municipal obligations	1,400	32,141	179,337	919,535
Small Business Administration loan-backed securities	240	93,998	46,922	283,088
Corporate securities	1,059	5,439	4,077	19,983
	$15,220	$310,283	$866,182	$4,608,799
December 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$5,514	$78,833	$24,273	$88,642
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	65,181	513,086	189,912	823,467
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30,284	277,868	39,380	127,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,318	82,895	51,986	213,387
Small Business Administration loan-backed securities	—	—	12,225	44,862
	$115,297	$952,682	$317,776	$1,297,486
Securities Available for Sale
U.S. Treasuries	$6,778	$265,638	$—	$—
U.S. Government agencies	8,193	138,807	18,691	80,281
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	42,767	459,773	255,285	1,238,580
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	21,450	274,082	85,842	326,963
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,156	206,228	181,688	767,002
State and municipal obligations	97,084	616,631	108,799	391,848
Small Business Administration loan-backed securities	2,152	92,535	44,543	264,933
Corporate securities	2,209	28,374	736	4,264
	$197,789	$2,082,068	$695,584	$3,073,871

The Company’s evaluation methodology for securities impairment is disclosed in Note 3 — Securities, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2022. All debt securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At June 30, 2023, investment securities with a market value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 21 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). The carrying value total of $2.6 billion investment securities pledged was comprised of $1.8 billion pledged to secure public funds deposits, $716.3 million pledged to secure FHLB advances and $108.3 million pledged to secure interest rate swap positions with correspondents. At December 31, 2022, investment securities with a market value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. The total carrying value of $2.6 billion investment securities pledged was comprised of $1.9 billion pledged to secure public funds deposits, $596.1 million pledged to secure FHLB advances, and $114.9 million pledged to secure interest rate swap positions with correspondents.

At June 30, 2023 and December 31, 2022, trading securities, at estimated fair value, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
U.S. Government agencies	$11,049	$11,190
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	8,265	—
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	3,645	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	11,705	4,589
State and municipal obligations	20,298	13,993
Other debt securities	1,618	1,491
	$56,580	$31,263

Net losses on trading securities for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net gains (losses) on sales transaction	$7	$(380)	$(40)	$(1,620)
Net mark to mark losses	(195)	(458)	(201)	(2,434)
Net losses on trading securities	$(188)	$(838)	$(241)	$(4,054)

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Loans:
Construction and land development (1)	$2,817,125	$2,860,360
Commercial non-owner occupied	8,476,236	8,072,959
Commercial owner occupied real estate	5,585,951	5,460,193
Consumer owner occupied (2)	5,927,781	5,162,042
Home equity loans	1,347,714	1,313,168
Commercial and industrial	5,378,294	5,313,483
Other income producing property	711,712	696,242
Consumer	1,285,478	1,278,426
Other loans	6,494	20,989
Total loans	31,536,785	30,177,862
Less allowance for credit losses	(427,392)	(356,444)
Loans, net	$31,109,393	$29,821,418
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2023 and December 31, 2022, to include net deferred costs of $61.2 million compared to net deferred fees of $49.7 million, respectively, and unamortized discount related to loans acquired of $59.3 million and $72.1 million, respectively. Accrued interest receivables of $110.4 million and $105.4 million, respectively, are accounted for separately and reported in other assets for the periods June 30, 2023 and December 31, 2022.

The Company purchased loans through its acquisition of Atlantic Capital, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of June 30, 2023 and December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$218,442	$922,947	$564,722	$50,133	$13,914	$30,228	$63,747	$1,864,133
Special mention	—	10,424	1,162	13	—	490	—	12,089
Substandard	1,654	1,364	—	253	1,312	7,936	—	12,519
Doubtful	—	—	—	—	—	5	—	5
Total Construction and land development	$220,096	$934,735	$565,884	$50,399	$15,226	$38,659	$63,747	$1,888,746
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$2

Commercial non-owner occupied
Risk rating:
Pass	$531,832	$2,383,472	$1,997,313	$704,995	$804,870	$1,728,824	$79,251	$8,230,557
Special mention	23,012	10,493	682	44,468	12,518	59,635	93	150,901
Substandard	6,111	5,683	13,147	4,574	30,978	34,284	—	94,777
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner occupied	$560,955	$2,399,648	$2,011,143	$754,037	$848,366	$1,822,743	$79,344	$8,476,236
Commercial non-owner occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$—	$—	$51

Commercial Owner Occupied
Risk rating:
Pass	$330,520	$1,047,572	$1,134,877	$682,805	$693,419	$1,346,100	$80,999	$5,316,292
Special mention	936	31,639	22,812	14,094	10,094	28,564	381	108,520
Substandard	8,750	15,769	31,741	18,982	16,778	68,684	430	161,134
Doubtful	—	—	—	1	—	4	—	5
Total commercial owner occupied	$340,206	$1,094,980	$1,189,430	$715,882	$720,291	$1,443,352	$81,810	$5,585,951
Commercial owner occupied
Current-period gross charge-offs	$—	$35	$—	$—	$—	$—	$—	$35

Commercial and industrial
Risk rating:
Pass	$674,204	$1,269,467	$774,899	$439,202	$217,999	$484,451	$1,338,102	$5,198,324
Special mention	8,534	11,437	3,965	914	2,539	993	13,775	42,157
Substandard	3,694	8,324	24,301	5,557	6,242	15,208	74,329	137,655
Doubtful	57	2	81	1	—	15	2	158
Total commercial and industrial	$686,489	$1,289,230	$803,246	$445,674	$226,780	$500,667	$1,426,208	$5,378,294
Commercial and industrial
Current-period gross charge-offs	$967	$1,348	$2,959	$38	$250	$402	$329	$6,293

Other income producing property
Risk rating:
Pass	$39,690	$157,778	$104,488	$57,141	$43,710	$128,364	$44,450	$575,621
Special mention	76	591	796	78	300	2,706	1,478	6,025
Substandard	287	659	1,910	273	553	6,964	—	10,646
Doubtful	—	—	—	—	—	5	—	5
Total other income producing property	$40,053	$159,028	$107,194	$57,492	$44,563	$138,039	$45,928	$592,297
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner occupied
Risk rating:
Pass	$5,519	$4,664	$2,923	$1,475	$347	$452	$19,455	$34,835
Special mention	95	521	19	129	277	—	—	1,041
Substandard	—	2	—	930	1,587	187	150	2,856
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner occupied	$5,614	$5,187	$2,942	$2,534	$2,211	$640	$19,605	$38,733
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$6,494	$—	$—	$—	$—	$—	$—	$6,494
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$6,494	$—	$—	$—	$—	$—	$—	$6,494
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$1,806,701	$5,785,900	$4,579,222	$1,935,751	$1,774,259	$3,718,419	$1,626,004	$21,226,256
Special mention	32,653	65,105	29,436	59,696	25,728	92,388	15,727	320,733
Substandard	20,496	31,801	71,099	30,569	57,450	133,263	74,909	419,587
Doubtful	57	2	82	2	—	30	2	175
Total Commercial Loans	$1,859,907	$5,882,808	$4,679,839	$2,026,018	$1,857,437	$3,944,100	$1,716,642	$21,966,751
Total Commercial Loans
Current-period gross charge-offs	$967	$1,383	$3,010	$38	$250	$404	$329	$6,381

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$875,751	$742,985	$134,996	$63,439	$14,521	$29,442	$65,656	$1,926,790
Special mention	1,643	988	268	76	7,219	2,068	—	12,262
Substandard	214	10,409	11	2,326	—	4,282	—	17,242
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$877,608	$754,382	$135,275	$65,841	$21,740	$35,798	$65,656	$1,956,300
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner occupied
Risk rating:
Pass	$2,245,943	$1,849,079	$816,791	$959,707	$506,350	$1,417,397	$108,759	$7,904,026
Special mention	7,579	4,225	936	11,036	24,067	32,110	5,000	84,953
Substandard	13,256	25,557	609	9,383	6,472	26,366	2,257	83,900
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$2,266,778	$1,878,862	$818,336	$980,205	$536,889	$1,475,873	$116,016	$8,072,959
Commercial non-owner occupied
Current-period gross charge-offs	$8	$—	$—	$—	$—	$360	$—	$368

Commercial Owner Occupied
Risk rating:
Pass	$1,046,562	$1,136,289	$725,040	$709,669	$446,497	$1,080,522	$75,506	$5,220,085
Special mention	3,620	25,263	3,383	7,934	7,160	34,724	1,294	83,378
Substandard	12,861	34,210	19,962	16,502	9,487	62,808	895	156,725
Doubtful	—	—	1	—	—	4	—	5
Total commercial owner occupied	$1,063,043	$1,195,762	$748,386	$734,105	$463,144	$1,178,058	$77,695	$5,460,193
Commercial owner occupied
Current-period gross charge-offs	—	—	—	1,143	—	833	—	1,976

Commercial and industrial
Risk rating:
Pass	$1,566,203	$895,368	$506,655	$274,446	$212,522	$333,286	$1,386,678	$5,175,158
Special mention	5,885	3,782	3,401	1,859	3,378	1,316	24,347	43,968
Substandard	6,308	27,974	4,770	6,591	6,783	8,476	32,876	93,778
Doubtful	—	—	—	—	155	422	2	579
Total commercial and industrial	$1,578,396	$927,124	$514,826	$282,896	$222,838	$343,500	$1,443,903	$5,313,483
Commercial and industrial
Current-period gross charge-offs	4	2,825	198	630	2,214	2,589	1,742	10,202

Other income producing property
Risk rating:
Pass	$149,793	$92,887	$60,473	$46,189	$47,155	$107,436	$46,179	$550,112
Special mention	952	957	1,257	378	190	3,652	2,328	9,714
Substandard	876	359	1,281	300	214	11,214	1,065	15,309
Doubtful	401	—	—	—	—	136	—	537
Total other income producing property	$152,022	$94,203	$63,011	$46,867	$47,559	$122,438	$49,572	$575,672
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$50	$96

Consumer owner occupied
Risk rating:
Pass	$5,947	$3,124	$1,811	$418	$68	$332	$15,910	$27,610
Special mention	537	20	136	284	—	—	66	1,043
Substandard	13	95	12	1,614	—	202	151	2,087
Doubtful	—	—	—	—	1	—	—	1
Total Consumer owner occupied	$6,497	$3,239	$1,959	$2,316	$69	$534	$16,127	$30,741
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,911,188	$4,719,732	$2,245,766	$2,053,868	$1,227,113	$2,968,415	$1,698,688	$20,824,770
Special mention	20,216	35,235	9,381	21,567	42,014	73,870	33,035	235,318
Substandard	33,528	98,604	26,645	36,716	22,956	113,348	37,244	369,041
Doubtful	401	1	1	79	156	568	2	1,208
Total Commercial Loans	$5,965,333	$4,853,572	$2,281,793	$2,112,230	$1,292,239	$3,156,201	$1,768,969	$21,430,337
Total Commercial Loans
Current-period gross charge-offs	$12	$2,825	$198	$1,773	$2,214	$3,828	$1,792	$12,642

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of June 30, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$609,226	$1,836,525	$1,598,865	$642,978	$303,557	$883,000	$—	$5,874,151
30 days past due	—	1,351	1,346	727	344	1,651	1	5,420
60 days past due	—	466	864	164	53	1,499	—	3,046
90 days past due	—	1,378	—	821	512	3,720	—	6,431
Total Consumer owner occupied	$609,226	$1,839,720	$1,601,075	$644,690	$304,466	$889,870	$1	$5,889,048
Consumer owner occupied
Current-period gross charge-offs	$—	$37	$—	$—	$—	$2	$—	$39

Home equity loans
Days past due:
Current	$3,686	$6,269	$4,853	$2,958	$1,212	$15,534	$1,308,808	$1,343,320
30 days past due	—	—	156	43	89	425	1,539	2,252
60 days past due	—	40	—	—	—	507	731	1,278
90 days past due	42	49	—	15	1	230	527	864
Total Home equity loans	$3,728	$6,358	$5,009	$3,016	$1,302	$16,696	$1,311,605	$1,347,714
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$39	$—	$—	$—	$39

Consumer
Days past due:
Current	$202,695	$355,302	$170,088	$90,851	$71,344	$162,334	$204,891	$1,257,505
30 days past due	27	545	304	18	39	1,061	13,579	15,573
60 days past due	1	93	124	168	99	737	8,021	9,243
90 days past due	1	100	141	28	70	1,038	1,779	3,157
Total consumer	$202,724	$356,040	$170,657	$91,065	$71,552	$165,170	$228,270	$1,285,478
Consumer
Current-period gross charge-offs	$64	$883	$259	$157	$153	$357	$3,873	$5,746

Construction and land development
Days past due:
Current	$62,286	$600,901	$208,596	$29,686	$9,897	$16,777	$—	$928,143
30 days past due	3	—	—	—	—	167	—	170
60 days past due	—	—	—	—	—	65	—	65
90 days past due	—	—	—	1	—	—	—	1
Total Construction and land development	$62,289	$600,901	$208,596	$29,687	$9,897	$17,009	$—	$928,379
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$6,239	$45,046	$19,131	$4,759	$2,578	$41,060	$286	$119,099
30 days past due	—	—	—	—	—	61	—	61
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	255	—	255
Total other income producing property	$6,239	$45,046	$19,131	$4,759	$2,578	$41,376	$286	$119,415
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$884,132	$2,844,043	$2,001,533	$771,232	$388,588	$1,118,705	$1,513,985	$9,522,218
30 days past due	30	1,896	1,806	788	472	3,365	15,119	23,476
60 days past due	1	599	988	332	152	2,808	8,752	13,632
90 days past due	43	1,527	141	865	583	5,243	2,306	10,708
Total Consumer Loans	$884,206	$2,848,065	$2,004,468	$773,217	$389,795	$1,130,121	$1,540,162	$9,570,034

Current-period gross charge-offs	$64	$920	$259	$196	$153	$359	$3,873	$5,824

The following table presents total loans by origination year as of June 30, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$2,744,113	$8,730,873	$6,684,307	$2,799,235	$2,247,232	$5,074,221	$3,256,804	$31,536,785

Current-period gross charge-offs	$66	$3,268	$3,269	$234	$403	$763	$4,202	$12,205

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,695,454	$1,467,080	$657,005	$315,458	$187,580	$792,572	$—	$5,115,149
30 days past due	1,316	1,254	1,681	664	272	2,028	—	7,215
60 days past due	255	337	579	—	242	1,650	—	3,063
90 days past due	—	944	776	454	664	3,036	—	5,874
Total Consumer owner occupied	$1,697,025	$1,469,615	$660,041	$316,576	$188,758	$799,286	$—	$5,131,301
Consumer owner occupied
Current-period gross charge-offs	$25	$—	$—	$6	$23	$66	$—	$120

Home equity loans
Days past due:
Current	$5,921	$5,231	$3,282	$1,560	$1,955	$17,941	$1,272,848	$1,308,738
30 days past due	—	—	155	77	418	422	1,586	2,658
60 days past due	—	—	19	36	70	26	540	691
90 days past due	—	—	60	87	—	611	323	1,081
Total Home equity loans	$5,921	$5,231	$3,516	$1,760	$2,443	$19,000	$1,275,297	$1,313,168
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$19	$—	$280	$146	$445

Consumer
Days past due:
Current	$407,825	$206,003	$111,210	$86,008	$44,303	$141,053	$248,314	$1,244,716
30 days past due	718	194	78	174	63	1,255	17,471	19,953
60 days past due	55	103	107	36	144	557	9,836	10,838
90 days past due	126	60	58	66	165	1,660	784	2,919
Total consumer	$408,724	$206,360	$111,453	$86,284	$44,675	$144,525	$276,405	$1,278,426
Consumer
Current-period gross charge-offs	$254	$653	$337	$265	$62	$664	$7,979	$10,214

Construction and land development
Days past due:
Current	$466,475	$351,485	$50,472	$14,053	$7,006	$13,588	$379	$903,458
30 days past due	2	—	—	57	23	43	—	125
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	436	—	—	41	—	477
Total Construction and land development	$466,477	$351,485	$50,908	$14,110	$7,029	$13,672	$379	$904,060
Construction and land development
Current-period gross charge-offs	$—	$—	$21	$—	$—	$4	$—	$25

Other income producing property
Days past due:
Current	$45,717	$21,421	$4,937	$2,663	$4,322	$40,680	$624	$120,364
30 days past due	—	—	—	—	—	62	—	62
60 days past due	—	—	—	—	—	23	—	23
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$45,717	$21,421	$4,937	$2,663	$4,322	$40,886	$624	$120,570
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$2,621,392	$2,051,220	$826,906	$419,742	$245,166	$1,005,834	$1,522,165	$8,692,425
30 days past due	2,036	1,448	1,914	972	776	3,810	19,057	30,013
60 days past due	310	440	705	72	456	2,256	10,376	14,615
90 days past due	126	1,004	1,330	607	829	5,469	1,107	10,472
Total Consumer Loans	$2,623,864	$2,054,112	$830,855	$421,393	$247,227	$1,017,369	$1,552,705	$8,747,525

Current-period gross charge-offs	$279	$653	$358	$290	$85	$1,014	$8,125	$10,804

The following table presents total loans by origination year as of  December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$8,589,197	$6,907,684	$3,112,648	$2,533,623	$1,539,466	$4,173,570	$3,321,674	$30,177,862

Current-period gross charge-offs	$291	$3,478	$556	$2,063	$2,299	$4,842	$9,917	$23,446

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30, 2023
Construction and land development	$936	$105	$217	$1,258	$2,815,523	$344	$2,817,125
Commercial non-owner occupied	1,075	109	245	1,429	8,450,916	23,891	8,476,236
Commercial owner occupied	7,104	1,426	1,262	9,792	5,527,546	48,613	5,585,951
Consumer owner occupied	3,727	2,052	—	5,779	5,902,112	19,890	5,927,781
Home equity loans	1,876	595	—	2,471	1,340,536	4,707	1,347,714
Commercial and industrial	26,794	7,006	2,466	36,266	5,282,651	59,377	5,378,294
Other income producing property	1,713	—	—	1,713	706,203	3,796	711,712
Consumer	15,406	9,055	1	24,462	1,256,128	4,888	1,285,478
Other loans	—	—	—	—	6,494	—	6,494
	$58,631	$20,348	$4,191	$83,170	$31,288,109	$165,506	$31,536,785
December 31, 2022
Construction and land development	$2,146	$3,653	$—	$5,799	$2,853,734	$827	$2,860,360
Commercial non-owner occupied	1,158	978	77	2,213	8,050,321	20,425	8,072,959
Commercial owner occupied	10,748	2,059	2,231	15,038	5,410,066	35,089	5,460,193
Consumer owner occupied	6,001	744	40	6,785	5,137,950	17,307	5,162,042
Home equity loans	2,527	361	—	2,888	1,303,964	6,316	1,313,168
Commercial and industrial	24,500	11,677	1,704	37,881	5,258,473	17,129	5,313,483
Other income producing property	1,623	1,480	298	3,401	690,107	2,734	696,242
Consumer	19,713	10,655	—	30,368	1,243,660	4,398	1,278,426
Other loans	—	—	—	—	20,989	—	20,989
	$68,416	$31,607	$4,350	$104,373	$29,969,264	$104,225	$30,177,862

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of June 30, 2023 and the information pertaining to nonaccrual loans by class, including restructured loans as of December 31, 2022:

	June 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2023	90 Days Accruing(1)	with no allowance(1)	2022
Construction and land development	$344	$217	$7	$827
Commercial non-owner occupied	23,891	245	14,391	20,425
Commercial owner occupied real estate	48,613	1,262	15,057	35,089
Consumer owner occupied	19,890	—	—	17,307
Home equity loans	4,707	—	—	6,316
Commercial and industrial	59,377	2,466	35,603	17,129
Other income producing property	3,796	—	—	2,734
Consumer	4,888	1	—	4,398
Total loans on nonaccrual status	$165,506	$4,191	$65,058	$104,225
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2023.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 — Summary of Significant Accounting Policies for further detailed discussion on individually evaluated loans.

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	June 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2023	Coverage	%	2022	Coverage	%
Commercial owner occupied real estate
Industrial	$15,728	$20,637	131%	$—	$—
Other	10,546	21,784	207%	14,638	38,900	266%
Commercial non-owner occupied real estate
Retail	3,327	4,950	149%	—	—
Other	13,451	27,922	208%	6,450	10,900	169%
Commercial and industrial
Other	50,907	51,443	101%	4,808	5,591	116%
Home equity loans
Residential 1-4 family dwelling	—	—		1,523	1,671	110%
Total collateral dependent loans	$93,959	$126,736		$27,419	$57,062

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $66.5 million during the six months ended June 30, 2023.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual. Loans on accruing status at the date of modification are initially classified as accruing if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the modification agreement. Nonaccrual loans are returned to accruing status when there is economic substance to the modification, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). Refer to See Note 2 — Summary of Significant Accounting Policies for further detailed discussion on loan modified to a borrower experiencing financial difficulty and the losses from modifications of receivables to borrowers experiencing financial difficulty.

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during three and six months ended June 30, 2023 resulting from the adoption of ASU 2022-02, segregated by type of modification and asset class, and indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $68,000 as of June 30, 2023.

	Three Months Ended June 30,
	2023
			Increase in
	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$1,255	$0.04%	24 months
Commercial non-owner occupied	343	0.00%	60 months
Commercial owner occupied real estate	7,732	0.14%	22 months
Commercial and industrial	1,787	0.03%	6 months
Total term extensions	$11,117

	Six Months Ended June 30,
	2023
			Increase in
	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$1,512	$0.05%	22 months
Commercial non-owner occupied	343	0.00%	60 months
Commercial owner occupied real estate	8,096	0.14%	22 months
Consumer owner occupied	281	0.02%	6 months
Commercial and industrial	2,700	0.05%	7 months
Total term extensions	$12,932

There were no combination – term extension and interest rate reduction loans during the first quarter of 2023.

	Three and Six Months Ended June 30,
	2023
		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner occupied	$259	3.63 to 3.00%	20 months
Total	$259

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate, for borrowers willing to continue to pay, to minimize losses for the Bank. At June 30, 2023, the Company had $4.3 million remaining in commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured, for the comparative period, prior to the adoption of ASU 2022-02. There were no loans restructured as TDRs during the three months ending June 30, 2022.

		Six Months Ended June 30,
	2022
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	1	$182	$182
Commercial owner occupied	2	262	262
Consumer owner occupied	1	97	97
Commercial and industrial	4	434	434
Other income producing property	2	115	115
Total interest rate modifications	10	$1,090	$1,090
Term modification
Construction and land development	1	$137	$137
Commercial owner occupied	2	2,327	2,327
Total term modifications	3	$2,464	$2,464
	13	$3,554	$3,554

At June 30, 2022, the balance of accruing TDRs was $11.2 million. The Company had $579,000 remaining availability under commitments to lend additional funds on restructured loans at June 30, 2022. The amount of specific reserve associated with restructured loans was $8.2 million at June 30, 2022.

The following table presents the changes in status of loans modified within the previous six months to borrowers experiencing financial difficulty, as of June 30, 2023, by type of modification. There were no subsequent defaults.

	Paying Under	Converted to	Foreclosures
	Restructured Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost
Term extension
Construction and land development	$1,512	$—	$—
Commercial non-owner occupied	343	—	—
Commercial owner occupied real estate	8,096	—	—
Consumer owner occupied	540	—	—
Commercial and industrial	2,700	—	—
Total term extensions	$13,191	$—	$—

The following table presents the changes in status of TDR loans within the previous twelve months as of June 30, 2022 by type of concession, for the comparative period, prior to the adoption of ASU 2022-02. There were no subsequent defaults that resulted in a change to reserves on the individually evaluated loan.

	Paying Under		Converted to		Foreclosures and
	Restructured Terms		Nonaccrual		Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	12	$1,354	—	$—	—	$—
Term modification	4	2,768	—	—	—	—
	16	$4,122	—	$—	—	$—

The following table depicts the performance of loans modified within the previous six months to borrowers experiencing financial difficulty, as of June 30, 2023:

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Construction and land development	$1,512	$—	$—
Commercial non-owner occupied	343	—	—
Commercial owner occupied real estate	8,096	—	—
Consumer owner occupied	540	—	—
Commercial and industrial	2,700	—	—
Total	$13,191	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses.

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at end of period March 31, 2023	$77,351	$349	$14,318	$9,176	$55,069	$23,319	$5,507	$879	$57,541	$82,473	$44,663	$370,645
Charge-offs	(37)	—	—	—	(2)	(3,017)	—	—	(35)	—	(4,487)	(7,578)
Recoveries	302	3	532	22	198	520	—	—	93	334	2,264	4,268
Net (charge offs) recoveries	265	3	532	22	196	(2,497)	—	—	58	334	(2,223)	(3,310)
Provision (recovery) (1)	3,853	40	(638)	(329)	49	3,755	4,260	(134)	13,160	32,462	3,579	60,057
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$82,205	$393	$12,083	$8,779	$84,827	$24,577	$9,680	$670	$62,998	$112,563	$36,783	$435,558
Individually evaluated	174	—	2,331	—	—	—	—	—	6,936	1,723	5,100	16,264
Total quantitative allowance	82,379	393	14,414	8,779	84,827	24,577	9,680	670	69,934	114,286	41,883	451,822
Qualitative allowance	(910)	(1)	(202)	90	(29,513)	—	87	75	825	983	4,136	(24,430)
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392

Three Months Ended June 30, 2022
Allowance for credit losses:
Balance at end of period March 31, 2022	$46,002	$586	$13,671	$5,616	$25,358	$21,899	$3,903	$607	$49,094	$96,360	$37,300	$300,396
Allowance Adjustment – FMV for ACBI merger	727	—	—	—	—	—	—	—	930	—	2,883	4,540
Adjusted CECL balance	46,729	586	13,671	5,616	25,358	21,899	3,903	607	50,024	96,360	40,183	304,936
Charge-offs	(61)	—	(203)	—	—	(2,124)	—	—	(78)	(360)	(3,337)	(6,163)
Recoveries	361	110	395	2	410	660	—	—	94	304	1,488	3,824
Net (charge offs) recoveries	300	110	192	2	410	(1,464)	—	—	16	(56)	(1,849)	(2,339)
Provision (recovery) (1)	8,678	(163)	3,055	1,947	1,962	4,317	(1,445)	96	14,648	(11,135)	(4,849)	17,111
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708

Allowance for credit losses:
Quantitative allowance
Collectively evaluated	$55,203	$533	$13,488	$7,565	$21,572	$24,752	$2,458	$703	$42,294	$63,666	$26,203	$258,437
Individually evaluated	479	—	3,418	—	865	—	—	—	5,588	140	6,442	16,932
Total quantitative allowance	55,682	533	16,906	7,565	22,437	24,752	2,458	703	47,882	63,806	32,645	275,369
Qualitative allowance	25	—	12	—	5,293	—	—	—	16,806	21,363	840	44,339
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708
(1)	A negative provision for credit losses of $21.7 million was recorded during the second quarter of 2023, compared to a provision for credit losses of $2.2 million recorded during the second quarter of 2022 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(39)	—	(39)	—	(2)	(5,746)	—	—	(35)	(51)	(6,293)	(12,205)
Recoveries	596	8	777	94	456	1,104	—	—	386	440	3,996	7,857
Net (charge offs) recoveries	557	8	738	94	454	(4,642)	—	—	351	389	(2,297)	(4,348)
Provision (benefit) (1)	8,724	(21)	(1,412)	(199)	9,450	6,452	6,083	(104)	12,325	36,395	(2,397)	75,296
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392

Six Months Ended June 30, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(119)	(19)	(421)	—	(4)	(4,785)	—	—	(449)	(360)	(5,496)	(11,653)
Recoveries	755	165	652	5	644	1,192	—	—	408	373	2,797	6,991
Net (charge offs) recoveries	636	146	231	5	640	(3,593)	—	—	(41)	13	(2,699)	(4,662)
Provision (benefit) (1)	6,872	(250)	3,230	2,561	(12,476)	5,145	(2,889)	138	(1,993)	2,810	(8,040)	(4,892)
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708
(1)	A negative provision for credit losses of $3.8 million was recorded during the first six months of 2023, compared to a provision for credit losses of $2.0 million during the first six months of 2022 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Properties Held for Sale	Total
Balance, December 31, 2022	$1,023	$17,754	$18,777
Additions, net	3,186	—	3,186
Write-downs	—	(1,231)	(1,231)
Sold	(3,129)	(3,051)	(6,180)
Balance, June 30, 2023	$1,080	$13,472	$14,552

At June 30, 2023, there were a total of five properties included in OREO compared to six properties at December 31, 2022. At June 30, 2023, there were a total of 13 properties included in bank premises held for sale which compares to 17 properties included in premises held for sale, at December 31, 2022. At June 30, 2023, we had $342,000 in residential real estate included in OREO and $3.2 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of June 30, 2023 and December 31, 2022, we had operating right-of-use (“ROU”) assets of $106.7 million and $108.0 million, respectively, and operating lease liabilities of $114.6 million and $115.6 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 21 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$233	$233
Interest on lease liabilities – finance leases	10	12	21	25
Operating lease cost (cost resulting from lease payments)	4,278	4,536	8,518	8,869
Short-term lease cost	109	231	215	374
Variable lease cost (cost excluded from lease payments)	840	761	1,475	1,198
Total lease cost	$5,354	$5,657	$10,462	$10,699
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$10	$12	$21	$25
Finance lease – financing cash flows	110	108	220	216
Operating lease – operating cash flows (fixed payments)	4,154	4,444	8,250	8,626
Operating lease – operating cash flows (net change asset/liability)	(3,321)	(3,545)	(6,608)	(6,848)
New ROU assets – operating leases	701	188	701	12,616
New ROU assets – finance leases	—	—	—	—
Weighted – average remaining lease term (years) – finance leases			4.93	5.92
Weighted – average remaining lease term (years) – operating leases			9.63	10.11
Weighted – average discount rate - finance leases			1.7%	1.7%
Weighted – average discount rate - operating leases			3.0%	3.0%

Operating lease payments due:
2023 (excluding the quarter ended June 30, 2023)			$8,411
2024			15,784
2025			14,435
2026			14,062
2027			13,122
Thereafter			68,760
Total undiscounted cash flows			134,574
Discount on cash flows			(20,014)
Total operating lease liabilities			$114,560

As of June 30, 2023, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. As of June 30, 2023, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2023, we had no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$11,489,483	$13,168,656
Interest-bearing checking	8,185,609	8,955,519
Savings	2,931,320	3,464,351
Money market	9,710,032	8,342,111
Time deposits	4,425,434	2,419,986
Total deposits	$36,741,878	$36,350,623

At June 30, 2023 and December 31, 2022, we had $850.2 million and $464.9 million in certificates of deposits greater than $250,000, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.2 million and $8.8 million, respectively, for the three and six months ended June 30, 2023 and $4.1 million and $8.1 million, respectively, for the three and six months ended June 30, 2022 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2023	2022	2023	2022
Basic earnings per common share:
Net income	$123,447	$119,175	$263,373	$219,504
Weighted-average basic common shares	76,058	75,461	75,981	73,465
Basic earnings per common share	$1.62	$1.58	$3.47	$2.99
Diluted earnings per common share:
Net income	$123,447	$119,175	$263,373	$219,504
Weighted-average basic common shares	76,058	75,461	75,981	73,465
Effect of dilutive securities	360	633	413	639
Weighted-average dilutive shares	76,418	76,094	76,394	74,104
Diluted earnings per common share	$1.62	$1.57	$3.45	$2.96

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
Number of shares			58,247			57,169			57,169			57,169
Range of exercise prices	$69.48	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2023	161,832	$66.20
Exercised	(19,011)	51.01
Expired	(1,967)	28.30
Outstanding at June 30, 2023	140,854	68.78	2.80	$1,034
Exercisable at June 30, 2023	140,854	68.78	2.80	$1,034

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first six months of 2023. Because all outstanding stock options had vested as of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the six months ended June 30, 2023. The intrinsic value of stock option shares exercised for the six months ended June 30, 2023 was $510,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2023	50,506	$89.12
Vested	(20,849)	90.00
Forfeited	(2,353)	90.00
Nonvested at June 30, 2023	27,304	$88.37

As of June 30, 2023, there was $1.2 million of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.84 years as of June 30, 2023. The total fair value of shares vested during the six months ended June 30, 2023 was $1.6 million.

Restricted Stock Units (“RSUs”)

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

Outstanding RSUs at target for the six months ended June 30, 2023 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2023	940,512	$73.82
Granted	371,821	74.90
Vested	(358,784)	71.93
Forfeited	(9,577)	75.99
Outstanding at June 30, 2023	943,972	$74.94

The nonvested shares of 943,972 at June 30, 2023 includes 147,955 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2021, 2022 and 2023 Long Term Incentive performance-based RSU grants, an additional 148,607 shares in total may be issued by the Company at the end of the three-year performance periods.

As of June 30, 2023, there was $34.9 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.25 years as of June 30, 2023. The total fair value of RSUs vested and released during the six months ended June 30, 2023 was $25.8 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2023, commitments to extend credit and standby letters of credit totaled $11.1 billion. As of June 30, 2023, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $63.4 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of June 30, 2023, any such liability is not expected to have a material effect on our consolidated financial statements.

In May 2023, the Federal Deposit Insurance Corporation (“FDIC”) approved a notice of proposed rulemaking to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the recent bank failures. The FDIC is proposing to collect the special assessment at the base at an annual rate of approximately 12.5 basis points of the Company’s uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, over eight quarterly assessment periods, beginning after the first quarter 2024. We expect the FDIC will enact a special deposit insurance assessment in the second half of 2023 that will significantly increase our FDIC deposit insurance costs. Based on the current proposal, the Company estimates our total cost to be a quarterly special assessment of $2.8 million, or $22.7 million for the two-year special assessment period, which would be recognized at the time the final rule is adopted. The total cost and timing is subject to change prior to any final rule depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits.

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

A description of valuation methodologies used for assets recorded at fair value is disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2022.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
Assets
Derivative financial instruments	$174,480	$—	$174,480	$—
Loans held for sale	42,951	—	42,951	—
Trading securities	56,580	—	56,580	—
Securities available for sale:
U.S. Treasuries	219,913	—	219,913	—
U.S. Government agencies	218,345	—	218,345	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,604,370	—	1,604,370	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	559,776	—	559,776	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	962,494	—	962,494	—
State and municipal obligations	954,455	—	954,455	—
Small Business Administration loan-backed securities	404,559	—	404,559	—
Corporate securities	25,422	—	25,422	—
Total securities available for sale	4,949,334	—	4,949,334	—
Mortgage servicing rights	87,539	—	—	87,539
SBA servicing asset	6,202	—	—	6,202
	$5,317,086	$—	$5,223,345	$93,741
Liabilities
Derivative financial instruments	$975,717	$—	$975,717	$—

December 31, 2022:
Assets
Derivative financial instruments	$211,016	$—	$211,016	$—
Loans held for sale	28,968	—	28,968	—
Trading securities	31,263	—	31,263	—
Securities available for sale:
U.S. Treasuries	265,638	—	265,638	—
U.S. Government agencies	219,088	—	219,088	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	—	1,698,353	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	—	601,045	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	—	1,000,398	—
State and municipal obligations	1,064,852	—	1,064,852	—
Small Business Administration loan-backed securities	444,810	—	444,810	—
Corporate securities	32,638	—	32,638	—
Total securities available for sale	5,326,822	—	5,326,822	—
Mortgage servicing rights	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	6,068
	$5,690,747	$—	$5,598,069	$92,678
Liabilities
Derivative financial instruments	$1,034,143	$—	$1,034,143	$—

Fair Value Option

The Company has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. The Company was able to achieve effective economic hedges on mortgage loans held for sale without the time and expense needed to manage a hedge accounting program.

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Fair value	$42,951	$28,968
Unpaid principal balance	41,855	27,937
Fair value less aggregated unpaid principal balance	$1,096	$1,031

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022	Income Statement Location
Mortgage loans held for sale	$75	$570	$66	$(5,456)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2023. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2023 is as follows:

(Dollars in thousands)	MSRs
Fair value, January 1, 2023	$86,610
Servicing assets that resulted from transfers of financial assets	4,034
Changes in fair value due to valuation inputs or assumptions	688
Changes in fair value due to decay	(3,793)
Fair value, June 30, 2023	$87,539

In 2022, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending June 30, 2023 is as follows:

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2023	$6,068
Servicing assets that resulted from transfers of financial assets	631
Changes in fair value due to decay	(931)
Changes in fair value due to valuation inputs or assumptions	434
Fair value, June 30, 2023	$6,202

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2023.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023:
OREO	$1,080	$—	$—	$1,080
Bank properties held for sale	13,472	—	—	13,472
Individually evaluated loans	84,099	—	—	84,099
December 31, 2022:
OREO	$1,023	$—	$—	$1,023
Bank properties held for sale	17,754	—	—	17,754
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2023	2022
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	15%	31%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	23%	16%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2022.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2023
Financial assets:
Cash and cash equivalents	$1,513,749	$1,513,749	$1,513,749	$—	$—
Trading securities	56,580	56,580	—	56,580	—
Investment securities	7,731,217	7,290,576	196,728	7,093,848	—
Loans held for sale	42,951	42,951	—	42,951	—
Loans, net of allowance for credit losses	31,109,393	30,184,857	—	—	30,184,857
Accrued interest receivable	137,230	137,230	—	26,346	110,884
Mortgage servicing rights	87,539	87,539	—	—	87,539
SBA servicing asset	6,202	6,202	—	—	6,202
Interest rate swap – non-designated hedge	173,248	173,248	—	173,248	—
Other derivative financial instruments (mortgage banking related)	1,232	1,232	—	1,232	—
Financial liabilities:
Deposits
Noninterest-bearing	11,489,483	11,489,483	—	11,489,483	—
Interest-bearing other than time deposits	20,826,961	20,826,961	—	20,826,961	—
Time deposits	4,425,434	4,351,601	—	4,351,601	—
Federal funds purchased and securities sold under agreements to repurchase	581,446	581,446	—	581,446	—
Corporate and subordinated debentures	392,090	385,920	—	385,920	—
Other borrowings	400,000	400,000	—	400,000	—
Accrued interest payable	31,791	31,791	—	31,791	—
Interest rate swap – non-designated hedge	974,549	974,549	—	974,549	—
Other derivative financial instruments (mortgage banking related)	1,168	1,168	—	1,168	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(328,875)	—	(328,875)	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$1,312,563	$1,312,563	$1,312,563	$—	$—
Trading securities	31,263	31,263	—	31,263	—
Investment securities	8,189,780	7,756,707	179,717	7,576,990	—
Loans held for sale	28,968	28,968	—	28,968	—
Loans, net of allowance for credit losses	29,821,418	29,329,499	—	—	29,329,499
Accrued interest receivable	134,594	134,594	—	28,449	106,145
Mortgage servicing rights	86,610	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	—	6,068
Interest rate swap – non-designated hedge	210,216	210,216	—	210,216	—
Other derivative financial instruments (mortgage banking related)	800	800	—	800	—
Financial liabilities:
Deposits
Noninterest-bearing	13,168,656	13,168,656	—	13,168,656	—
Interest-bearing other than time deposits	20,761,981	20,761,981	—	20,761,981	—
Time deposits	2,419,986	2,333,764	—	2,333,764	—
Federal funds purchased and securities sold under agreements to repurchase	556,417	556,417	—	556,417	—
Corporate and subordinated debentures	392,275	377,360	—	377,360	—
Accrued interest payable	6,218	6,218	—	3,345	—
Interest rate swap – non-designated hedge	1,033,980	1,033,980	—	1,033,980	—
Other derivative financial instruments (mortgage banking related)	163	163	—	163	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(184,801)	—	(184,801)	—

Note 16 — Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended June 30, 2023
Balance at March 31, 2023	$(673)	$(613,111)	$(613,784)
Other comprehensive loss before reclassifications	—	(48,614)	(48,614)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(48,614)	(48,614)
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)

Three Months Ended June 30, 2022
Balance at March 31, 2022	$57	$(294,013)	$(293,956)
Other comprehensive loss before reclassifications	—	(196,928)	(196,928)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(196,928)	(196,928)
Balance at June 30, 2022	$57	$(490,941)	$(490,884)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive income before reclassifications	—	14,723	14,723
Amounts reclassified from accumulated other comprehensive loss	—	(33)	(33)
Net comprehensive income	—	14,690	14,690
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)

Six Months Ended June 30, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(469,738)	(469,738)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(469,738)	(469,738)
Balance at June 30, 2022	$57	$(490,941)	$(490,884)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2023	2022	2023	2022	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$—	$(45)	$—	Securities gains, net
	—	—	12	—	Provision for income taxes
	—	—	(33)	—	Net income
Total reclassifications for the period	$—	$—	$(33)	$—

Note 17 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			June 30, 2023			December 31, 2022
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss

Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$12,078	$422	$—	$12,289	$414	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	10,832,049	16,235	974,495	10,480,171	8,539	1,033,980
Matched interest rate swaps with counterparty	Other Assets and Other Liabilities	10,744,034	156,591	54	10,400,733	201,263	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Liabilities	63,000	—	1,168	35,000	—	163
Contracts used to hedge mortgage pipeline	Other Assets	108,000	1,232	—	51,000	800	—
Total derivatives		$21,759,161	$174,480	$975,717	$20,979,193	$211,016	$1,034,143

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges on the balance sheet at fair value. We had no cash flow hedges as of June 30, 2023 and December 31, 2022. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

The Company did not maintain any cash flow hedges on the balance sheet throughout the six months ended June 30, 2023 and year ended December 31, 2022 (See Note 16—Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings). With the Company not maintaining any cash flow hedges at June 30, 2023 and December 31, 2022, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of June 30, 2023 and December 31, 2022, the Company maintained loan swaps, with an aggregate notional amount of $12.1 million and $12.3 million, respectively, accounted for as fair value hedges. This derivative protects us from interest rate risk caused by changes in the LIBOR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company maintains interest rate swap contracts with customers that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a floating rate based on one month LIBOR plus credit spread, with payments being calculated on the notional amount. During the second quarter of 2023, the Company transitioned the majority of these interest rate swap contracts to SOFR as the reference rate. For discussion related to reference rate reform, please refer to Accounting Standards Adopted within Note 3— Recent Accounting and Regulatory Pronouncements. The interest rate swaps are settled monthly with varying maturities.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2023 and December 31, 2022, the interest rate swaps had an aggregate notional amount of approximately $21.6 billion and $20.9 billion, respectively. At June 30, 2023, the fair value of the interest rate swap derivatives are recorded in Other Assets at $172.8 billion and in other liabilities at $974.5 billion. The fair value of derivative assets at June 30, 2023 was reduced by $801.9 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2022, the fair value of the interest rate swap derivatives was recorded in Other Assets at $209.8 million and Other Liabilities at $1.0 billion. The fair value of derivative assets at December 31, 2022 was reduced by $824.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net loss of $84,000 and a net gain of $12,000 recorded on these derivatives for the three and six months ended June 30, 2023, respectively. There was a net gain of $68,000 and $110,000 recorded on these derivatives for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, we provided $266.3 million of cash collateral on the counterparty, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $108.3 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. Counterparties provided $110.3 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At June 30, 2023 and December 31, 2022, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at June 30, 2023, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2023 and 2022.

Mortgage Banking

The Company also has derivatives contracts that are not classified as accounting hedges to mitigate risks related to the Company’s mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s Consolidated Statements of Net Income in Mortgage Banking Income.

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On June 30, 2023, we had derivative financial instruments outstanding with notional amounts totaling $63.0 million related to MSRs, compared to $35.0 million on December 31, 2022. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $1.2 million at June 30, 2023, compared to a loss of $163,000 at December 31, 2022.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Mortgage loan pipeline	$99,826	$40,850
Expected closures	89,037	37,210
Fair value of mortgage loan pipeline commitments	909	524
Forward sales commitments	108,000	51,000
Fair value of forward commitments	323	276

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

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,988,474	11.25%	$2,481,341	7.00%	$2,304,102	6.50%
SouthState Bank (the Bank)	4,263,578	12.04%	2,478,512	7.00%	2,301,475	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,988,474	11.25%	3,013,057	8.50%	2,835,818	8.00%
SouthState Bank (the Bank)	4,263,578	12.04%	3,009,621	8.50%	2,832,585	8.00%
Total capital to risk-weighted assets:
Consolidated	4,779,816	13.48%	3,722,011	10.50%	3,544,772	10.00%
SouthState Bank (the Bank)	4,664,919	13.18%	3,717,767	10.50%	3,540,731	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,988,474	9.17%	1,739,845	4.00%	2,174,806	5.00%
SouthState Bank (the Bank)	4,263,578	9.81%	1,739,082	4.00%	2,173,853	5.00%
December 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,788,106	10.96%	$2,420,417	7.00%	$2,247,530	6.50%
SouthState Bank (the Bank)	4,074,045	11.80%	2,417,133	7.00%	2,244,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,788,106	10.96%	2,939,077	8.50%	2,766,190	8.00%
SouthState Bank (the Bank)	4,074,045	11.80%	2,935,090	8.50%	2,762,438	8.00%
Total capital to risk-weighted assets:
Consolidated	4,485,397	12.97%	3,630,625	10.50%	3,457,738	10.00%
SouthState Bank (the Bank)	4,381,336	12.69%	3,625,700	10.50%	3,453,047	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,788,106	8.72%	1,736,991	4.00%	2,171,239	5.00%
SouthState Bank (the Bank)	4,074,045	9.39%	1,736,330	4.00%	2,170,412	5.00%

As of June 30, 2023 and December 31, 2022, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at June 30, 2023 and December 31, 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2022 and determined there was no goodwill impairment. In between annual impairment analyses, we monitor for any triggering events that may impact the Company’s goodwill.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Gross carrying amount	$275,002	$274,869
Accumulated amortization	(172,746)	(158,419)
	$102,256	$116,450

Amortization expense totaled $7.0 million and $14.3 million, for the three and six months ended June 30, 2023, compared to $8.8 million and $17.3 million for the three and six months ended June 30, 2022.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

In early 2022 and in connection with the SBA servicing asset acquired through the Atlantic Capital acquisition, which was recorded at fair value on acquisition date, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the change in accounting treatment, the Company will no longer amortize the SBA servicing asset and therefore excluded the SBA servicing asset from the future amortization expense table presented below.  The fair value of the SBA servicing asset was $6.2 million and $6.1 million, respectively million, at June 30, 2023 and December 31, 2022.

Estimated amortization expense for other intangibles, excluding the SBA servicing assets, for each of the next five quarters and thereafter is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2023	$6,615
December 31, 2023	6,615
March 31, 2024	6,003
June 30, 2024	5,739
September 30, 2024	5,327
Thereafter	65,756
$96,055

Note 20 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets the portfolio of residential mortgages serviced for others, was $6.6 billion, as of June 30, 2023 and December 31, 2022. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and six months ended June 30, 2023 and June 30, 2022 were $4.2 million, $8.3 million, $4.1 million, and $7.9 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At June 30, 2023 and December 31, 2022, MSRs were $87.5 million and $86.6 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and six months ended June 30, 2023 and June 30, 2022 were gains of $2.0 million and $688,000, compared with gains of $2.8 million and $15.6 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Increase in fair value of MSRs	$1,977	$2,786	$688	$15,613
Decay of MSRs	(2,385)	(3,292)	(3,793)	(5,521)
Loss related to derivatives	(2,264)	(2,553)	(2,119)	(14,391)
Net effect on Consolidated Statements of Net Income	$(2,672)	$(3,059)	$(5,224)	$(4,299)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	June 30,		December 31,
(Dollars in thousands)	2023		2022
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.24	years	8.37	years
Constant Prepayment rate (CPR)	6.6%		6.4%
Weighted average discount rate	10.3%		10.0%
Effect on fair value due to change in interest rates
25 basis point increase	$866		$774
50 basis point increase	1,571		1,428
25 basis point decrease	(1,029)		(902)
50 basis point decrease	(2,203)		(1,938)

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

Whole loan sales were $249.3 million and $408.7 million for the three and six months ended June 30, 2023, compared to $449.9 million and $1.2 billion for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2023, $201.1 million and $324.1 million, or 80.7% and 79.3%, respectively, were sold with the servicing rights retained by the Company, compared to $352.3 million and $882.9 million, or 78.3% and 76.7%, respectively, for the three and six months ended June 30, 2022.

The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the six months ended June 30, 2023 and 2022 were $975,000 and $3,907,000 respectively. There were no material loss reimbursement and settlement claims paid in the six months ended June 30, 2023 and 2022.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $43.0 million and $29.0 million at June 30, 2023 and December 31, 2022, respectively. Please see Note 15 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 21 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in federal funds purchased and securities sold under agreements to repurchase on the consolidated balance sheets. At June 30, 2023 and December 31, 2022, our repurchase agreements totaled $334.5 million and $342.8 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2023 and December 31, 2022. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $420.0 million and $443.2 million at June 30, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At June 30, 2023 and December 31, 2022, our federal funds purchased totaled $246.9 million and $213.6 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of June 30, 2023, the Company had $400.0 million in outstanding FHLB borrowings with a weighted average interest rate of 5.32%. As of December 31, 2022, there were no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at June 30, 2023, were approximately $7.8 billion in loan collateral value and investment securities and cash pledged were approximately $613.5 million in collateral value. This allows the Company a total borrowing capacity at the FHLB of approximately $7.8 billion. After accounting for letters of credit totaling $2.1 million and $400.0 million of FHLB advances, the Company had unused net credit available with the FHLB in the amount of approximately $7.4 billion at June 30, 2023. The Company also has a total borrowing capacity at the FRB of $2.4 billion at June 30, 2023 secured by a blanket lien on $2.4 billion in collateral value in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at June 30, 2023 or December 31, 2022.

Note 22 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2022 or during the six months ended June 30, 2023. During the six months ended June 30, 2022, before the approval of the 2022 Stock Repurchase Program, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan, including a total of 300,000 shares at a weighted average price of $79.15 per share during the second quarter of 2022.

Note 23 — Subsequent Events

On July 27, 2023, the Company announced that the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.50 per share to $0.52 per share. The dividend is payable on August 18, 2023 to shareholders of record as of August 11, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2022. Results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

At June 30, 2023, we had approximately $44.9 billion in assets and 5,162 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 and also analyzes our financial condition as of June 30, 2023 as compared to December 31, 2022. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Regulatory Considerations

In response to the recent bank failures, the FDIC approved a notice of proposed rulemaking to implement a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. Under the proposal, the base for the special assessment will be equal to an insured depository institution’s (IDI’s) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Under the current FDIC proposal, the Company estimates the special assessment will equate to a quarterly special assessment of $2.8 million, or $22.7 million for the two-year special assessment period, which would be recognized at the time the final rule is adopted. The special assessment rate is subject to change prior to any final rule depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits.

Liquidity and Capital

During 2023, the financial markets experienced some volatility in response to a small number of regional bank failures resulting from deposit runs generally related to high concentrations in particular customer segments, high levels of uninsured deposits and failures in interest rate risk management.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. At June 30, 2023, we had $36.7 billion in total deposits, of which approximately 71% were insured or collateralized. Our deposit base is comprised of 1.5 million accounts with an average deposit size of $25,000. Our top 10 and 20 deposit relationships represent 3% and 4%, respectively, of total deposits.

In addition to deposits, we have other contingency funding sources available to the Bank. At June 30, 2023, our Bank had a total FHLB credit facility of $7.8 billion, with $400.0 million in FHLB advances and $2.1 million in FHLB letters of credit outstanding at quarter-end, leaving $7.4 billion in availability on the FHLB credit facility. In addition, our Bank had $2.4 billion of credit available at the Federal Reserve Bank’s discount window and total federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion as of June 30, 2023. The Bank had $1.2 billion of outstanding brokered deposits at the end of the quarter leaving $4.3 billion in available capacity. All of these resources would provide an additional $14.1 billion in funding if the Bank needed additional liquidity. In addition, the Bank also has $4.1 billion in unpledged securities at June 30, 2023 that can be pledged to obtain additional funds, if necessary. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2023. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as it was significantly above the required capital levels as of June 30, 2023. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.17%, 11.25% and 13.48%, respectively, at June 30, 2023. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.81%, 12.04% and 13.18%, respectively, at June 30, 2023. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of June 30, 2023 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Results of Operations

Overview

We reported consolidated net income of $123.4 million, or diluted earnings per share (“EPS”) of $1.62, for the second quarter of 2023 as compared to consolidated net income of $119.2 million, or diluted EPS of $1.57, in the comparable period of 2022, a 3.6% increase in consolidated net income and a 3.2% increase in diluted EPS. During the six months ended June 30, 2023, we reported consolidated net income of $263.4 million, or diluted earnings per share (“EPS”) of $1.62, as compared to consolidated net income of $219.5 million, or diluted EPS of $2.96, in the comparable period of 2022, a 20.0% increase in consolidated net income and a 16.4% increase in diluted EPS. The $4.3 million increase in consolidated net income for the second quarter of 2023 compared to the same period of 2022 was the net result of the following items:

●	A $151.7 million increase in interest income, resulting from a $147.4 million increase in interest income from loans, a $1.8 million increase in interest income from investment securities and a $2.5 million increase in interest income from federal funds sold and securities purchased under agreements to resell and interest-bearing deposits. These increases were due to the increase in yields in all categories of interest-earning assets in the current rising rate environment as the Federal Reserve Bank has raised it federal funds rate 500 basis points in 2022 and the first six months of 2023. The increase in interest income is also due to the increase in the average balance of loans of $4.0 billion through organic loan growth;
●	A $105.8 million increase in interest expense, which resulted from a $95.9 million increase in interest expense from deposits, a $2.7 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, and a $7.2 million increase in interest expense from corporate and subordinated debentures and other borrowings. These increases in expense resulted mainly from an increase in costs of all categories of interest-bearing liabilities as interest rates have increased in 2022 and 2023. The increase in average cost of interest-bearing liabilities was particularly felt in 2023 with the stress in financial markets and liquidity as the average cost of interest-bearing liabilities increased 133 basis points compared to the fourth quarter of 2022;

●	A $19.0 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $38.4 million during the second quarter of 2023 while recording a provision for credit losses of $19.3 million in the second quarter of 2022. In the second quarter of 2023, we recorded a higher provision for credit losses as economic forecasts reflected the continued stress of inflation and rising interest rates that began in 2022;
●	A $9.5 million decrease in noninterest income, primarily from a decline in mortgage banking income of $1.1 million, correspondent banking and capital market income of $6.9 million and SBA income of $1.5 million. (See Noninterest Income section on page 56 for further discussion);
●	An $11.5 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $10.3 million, in FDIC assessment and other regulatory charges of $4.5 million and in other noninterest expense of $2.2 million driven by an increase in business development and staff related expense of $1.8 million, an increase in expense related to our earnings credit program for certain deposit accounts of $1.8 million partially offset by a decline in check and digital fraud charges of $1.2 million. These increases were offset by declines in merger, branch consolidation and severance related expense of $3.6 million and amortization of intangibles of $1.8 million (See Noninterest Expense section on page 58 for further discussion; and
●	A $1.6 million increase in the provision for income taxes primarily due to the change in pretax book income between the two quarters. The Company recorded pretax book income of $157.9 million in the second quarter of 2023 compared to pretax book income of $152.1 million in the second quarter of 2022. Our effective tax rate was 21.84% for the three months ended June 30, 2023 compared to 21.66% for the three months ended June 30, 2022.

Our quarterly efficiency ratio improved to 53.6% in the second quarter of 2023 compared to 54.9% in the second quarter of 2022. The improvement in the efficiency ratio compared to the second quarter of 2022 was the result of the 8.6% increase in the total of tax-equivalent net interest income and noninterest income being greater than the increase in noninterest expense (excluding amortization of intangibles) of 6.0%. The increase in income was mainly due to a 14.0% increase in tax-equivalent net interest income reflective of the rising rate environment where our interest-earning assets repriced more quickly than our interest-bearing liabilities.

Basic and diluted EPS were $1.62 for the second quarter of 2023, compared to $1.58 and $1.57, respectively for the second quarter of 2022. The increase in basic and diluted EPS was due to a 3.6% increase in net income in the second quarter of 2023 compared to the same period in 2022, partially offset by an increase in average basic common shares of 0.8%. The increase in net income was mainly due to the increase in net interest income resulting from the rising rate environment in the second quarter of 2023 compared to the second quarter of 2022.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average assets (annualized)	1.11%	1.05%	1.20%	1.00%
Return on average equity (annualized)	9.34%	9.36%	10.14%	8.81%
Return on average tangible equity (annualized)*	15.81%	16.59%	17.27%	15.28%
Dividend payout ratio	30.75%	31.03%	28.81%	32.26%
Equity to assets ratio	11.77%	11.01%	11.77%	11.01%
Average shareholders’ equity	$5,301,697	$5,109,325	$5,239,717	$5,023,721

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended June 30, 2023, the return on average assets increased compared to the same period in 2022. This increase was primarily due to the increase in net income of $4.3 million, or 3.6%, which was mainly attributable to higher net interest income of $45.9 million due to the increase in the yield on interest-earning assets in the rising rate environment. Average assets decreased for the three months ended June 30, 2023 from the same period in 2022 by $948.6 million, or 2.1%, as cash and cash equivalents declined $4.0 billion and investment securities declined $886.1 million as liquidity has tightened in 2023. For the six months ended June 30, 2023, the return on average assets increased primarily due to the increase in net income of $43.9 million, or 20.0%.

●	For the three months ended June 30, 2023, the return on average equity and the return on average tangible equity declined compared to the same periods in 2022. These decreases were primarily due to the increase in net income of 3.6% and net income adjusted for the amortization of intangibles of 2.3% being lower than the increase in equity of 3.8% and tangible equity of 7.3%. For the six months ended June 30, 2023, the return on average equity and the return on average tangible equity increased primarily due to the increase in net income of $43.9 million, or 20.0% being greater than the increase in equity of $216.0 million, or 4.3%.
●	Equity to assets ratios was 11.77% for the quarter ended June 30, 2023, a decrease of 0.76% from June 30, 2022, which was due to the increase in total equity of 5.0% resulting from the net income earned during the last twelve months along with a decline in total assets of 1.8% from June 30, 2022.
●	Dividend payout ratios were 30.75% and 28.81% for the three and six month periods ending June 30, 2023, respectively, and 31.03% and 32.26% for the three and six month periods ending June 30, 2022, respectively. The decrease in the dividend payout ratio for the three months period ending June 30, 2023 was due the 3.6% increase in net income while total dividends paid during the current quarter increased 2.6% compared to the same period in 2022. The dividend payout ratio for the six months period ending June 30, 2023 decreased due to a higher increase in net income of 20.0% compared to an increase in dividend paid per share of 7.2% when compared to the same period in 2022.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income increased $45.9 million, or 14.5%, to $361.7 million in the second quarter of 2023 compared to $315.8 million in the same period in 2022. Interest-earning assets averaged $40.1 billion during the three months period ended June 30, 2023 compared to $40.9 billion for the same period in 2022, a decrease of $771.5 million, or 1.9%. Interest-bearing liabilities averaged $26.0 billion during the three months period ended June 30, 2023 compared to $25.5 billion for the same period in 2022, an increase of $481.1 billion, or 1.9%. Non-Tax Equivalent (“TE”) net interest income increased $165.7 million, or 28.7%, to $743.0 million in the six months ended June 30, 2023 compared to $577.3 million in the same period in 2022. Interest-earning assets averaged $39.8 billion during the six months period ended June 30, 2023 compared to $39.7 billion for the same period in 2022, a slight increase of $32.1 million, or 0.1%. Interest-bearing liabilities averaged $25.3 billion during the six months period ended June 30, 2023 compared to $25.2 billion for the same period in 2022, an increase of $124.4 million, or 0.5%.

The Federal Reserve continued to raise rates in 2023 with three increases of 25 basis points, the most recent in early May 2023, resulting in a range of 5.00% to 5.25% at June 30, 2023. As a result, the Company operated under an increasing rate environment for the first six months of 2023 while it operated under a comparatively lower rate environment in the first six months of 2022. Some key highlights are outlined below:

●	Non-TE and TE net interest margin increased by 52 basis points and 50 basis points, respectively, in the second quarter of 2023 compared to the same quarter of 2022. The increase in the yield on interest earning assets of 158 basis points, which was offset by the increase in the cost of interest-bearing liabilities of 162 basis points. In the rising rate environment in 2022 and 2023, the net interest margin increased due to the higher yielding balance of average interest-earning assets of $40.1 billion repricing during the period in comparison to the average balance of interest-bearing liabilities of $26.0 billion.
o	Non-TE yield on interest-earning assets for the second quarter of 2023 increased 158 basis points to 4.78% from the comparable period in 2022, primarily due to an increase in yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 500 basis points starting late in first quarter of 2022. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $4.0 billion, along with the decline in the average balances of lower yielding interest-earning deposits and federal funds sold of $3.9 billion and investment securities of $886.1 million, affected the overall yield increase between the comparable periods.

o	The average cost of interest-bearing liabilities for the second quarter of 2023 increased 162 basis points from the same period in 2022. This increase was driven by the effects from the rising rate environment on the repricing of all deposit accounts, federal funds purchased and securities purchased with agreement to repurchase, trust preferred corporate debt and other borrowings. The average cost of interest-bearing deposits increased 156 basis points as the increase occurred in all deposit categories. The average cost of federal funds purchased and securities purchased with agreements to repurchase increased 218 basis points while the average cost of corporate and subordinated debentures increased 119 basis points. Other borrowings, consisting of FHLB advances had an average cost of 5.22% during the second quarter of 2023. The increase in overall average cost of interest-bearing liabilities was also due to the decrease in the average balance of lower costing transaction and money market deposit accounts, along with savings deposit accounts, while the higher costing certificates and other time deposits and other borrowings increased compared to the same period a year ago. Our overall cost of funds, including noninterest-bearing deposits, was 1.23% for the three months ended June 30, 2023 compared to 0.11% for the three months ended June 30, 2022.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2023 and 2022 and net interest margin on a tax equivalent basis:

	Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$947,526	$11,858	5.02%	$4,809,521	$9,309	0.78%
Investment securities (taxable) (1)	7,187,390	41,254	2.30%	7,950,894	38,948	1.96%
Investment securities (tax-exempt) (1)	806,940	5,586	2.78%	929,525	6,076	2.62%
Loans held for sale	36,114	568	6.31%	76,567	791	4.14%
Acquired loans, net	6,759,859	102,446	6.08%	9,079,664	105,950	4.68%
Non-acquired loans	24,390,007	316,341	5.20%	18,053,194	165,259	3.67%
Total interest-earning assets	40,127,836	478,053	4.78%	40,899,365	326,333	3.20%
Noninterest-Earning Assets:
Cash and due from banks	470,209			609,803
Other assets	4,401,003			4,368,501
Allowance for credit losses	(370,924)			(300,927)
Total noninterest-earning assets	4,500,288			4,677,377
Total Assets	$44,628,124			$45,576,742

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,222,660	$65,717	1.53%	$18,045,842	$2,974	0.07%
Savings deposits	3,031,153	1,951	0.26%	3,548,192	143	0.02%
Certificates and other time deposits	4,328,388	33,119	3.07%	2,776,478	1,797	0.26%
Federal funds purchased	215,085	2,690	5.02%	333,326	628	0.76%
Securities sold with agreements to repurchase	330,118	845	1.03%	403,008	153	0.15%
Corporate and subordinated debentures	392,144	5,823	5.96%	405,241	4,823	4.77%
Other borrowings	473,626	6,165	5.22%	—	—	—%
Total interest-bearing liabilities	25,993,174	116,310	1.79%	25,512,087	10,518	0.17%
Noninterest-Bearing Liabilities:
Demand deposits	11,939,022			13,882,304
Other liabilities	1,394,231			1,073,026
Total noninterest-bearing liabilities (“Non-IBL”)	13,333,253			14,955,330
Shareholders’ equity	5,301,697			5,109,325
Total Non-IBL and shareholders’ equity	18,634,950			20,064,655
Total Liabilities and Shareholders’ Equity	$44,628,124			$45,576,742

Net Interest Income and Margin (Non-Tax Equivalent)		$361,743	3.62%		$315,815	3.10%
Net Interest Margin (Tax Equivalent)			3.62%			3.12%

Total Deposit Cost (without debt and other borrowings)			1.11%			0.05%
Overall Cost of Funds (including demand deposits)			1.23%			0.11%

	Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Interest	Average	Average	Interest	Average
	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$853,903	$20,779	4.91%	$5,260,149	$12,168	0.47%
Investment securities (taxable) (1)	7,251,296	82,819	2.30%	7,535,701	69,068	1.85%
Investment securities (tax-exempt) (1)	861,502	12,144	2.84%	854,871	9,951	2.35%
Loans held for sale	29,655	970	6.60%	93,460	1,661	3.58%
Acquired loans, net	6,958,595	207,851	6.02%	8,756,492	196,512	4.53%
Non-acquired loans	23,815,623	603,899	5.11%	17,237,788	307,444	3.60%
Total interest-earning assets	39,770,574	928,462	4.71%	39,738,461	596,804	3.03%
Noninterest-Earning Assets:
Cash and due from banks	491,715			591,386
Other assets	4,469,132			4,224,289
Allowance for credit losses	(363,673)			(304,757)
Total noninterest-earning assets	4,597,174			4,510,918
Total Assets	$44,367,748			$44,249,379

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,049,745	$106,232	1.26%	$17,760,409	$5,155	0.06%
Savings deposits	3,163,949	3,707	0.24%	3,478,548	273	0.02%
Certificates and other time deposits	3,724,725	46,790	2.53%	2,812,454	4,078	0.29%
Federal funds purchased	204,232	4,877	4.82%	344,053	739	0.43%
Securities sold with agreements to repurchase	351,721	1,511	0.87%	420,536	311	0.15%
Corporate and subordinated debentures	392,191	11,558	5.94%	379,828	8,916	4.73%
Other borrowings	433,702	10,781	5.01%	—	—	—%
Total interest-bearing liabilities	25,320,265	185,456	1.48%	25,195,828	19,472	0.16%
Noninterest-Bearing Liabilities:
Demand deposits	12,352,722			13,078,631
Other liabilities	1,455,044			951,199
Total noninterest-bearing liabilities (“Non-IBL”)	13,807,766			14,029,830
Shareholders’ equity	5,239,717			5,023,721
Total Non-IBL and shareholders’ equity	19,047,483			19,053,551
Total Liabilities and Shareholders’ Equity	$44,367,748			$44,249,379

Net Interest Income and Margin (Non-Tax Equivalent)		$743,006	3.77%		$577,332	2.93%
Net Interest Margin (Tax Equivalent)			3.78%			2.95%

Total deposit cost (without debt and other borrowings)			0.87%			0.05%
Overall Cost of Funds (including demand deposits)			0.99%			0.10%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The yield and interest earned on investment securities increased in the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. The average balance of investment securities decreased $886.1 million and $277.8 million, respectively, for the three and six months ended June 30, 2023 from the comparable periods in 2022. The yield on the investment securities increased 32 basis points and 46 basis points, respectively, during the three and six months ended June 30, 2023 compared to the same periods in 2022. While the Bank decreased the size of its investment securities portfolio, the yield on the investment securities increased as a result of the higher interest rates in the three and six months ended June 30, 2023, leading to higher interest earned in 2023.

Loans

Interest earned on loans held for investment increased $147.6 million, to $418.8 million and increased $307.8 million to $811.8 million, respectively, in the three and six months ended June 30, 2023 from the comparable periods in 2022. Interest earned on loans held for investment included loan accretion income recognized during the three and six months ended June 30, 2023 and 2022 of $5.5 million, $12.9 million, and $12.8 million, $19.5 million, respectively, a decrease of $7.3 million and a decrease of $6.6 million, respectively. Some key highlights for the quarter ended June 30, 2023 are outlined below:

●	Our non-TE yield on total loans increased 138 basis points in the second quarter of 2023 compared to the same period in 2022 due to a 140 basis-point increase in the yield on the acquired loan portfolio and a 153 basis-point increase in the yield on the non-acquired loan portfolio. These increases in both portfolios were due to the rising rate environment.
o	The yield on the acquired loan portfolio increased from 4.68% in the second quarter of 2022 to 6.08% in the same period in 2023. Interest income on the acquired loan portfolio declined $3.5 million.
◾	The yield increased 140 basis points from the second quarter of 2022 due to the rising rate environment during 2022 and 2023 as the Federal Reserve increased interest rates 500 basis points.
◾	Interest income on acquired loans decreased by $3.5 million, due to a decrease in the average balance of $2.3 billion. The decrease in average balance was mainly related to the impact from the paydowns and pay-offs of loans along with renewals of acquired loans that were moved to our non-acquired loan portfolio
o	The yield on the non-acquired loan portfolio increased 153 basis points to 5.20% in the second quarter of 2023 compared to 3.67% in the same period in 2022. Interest income on the non-acquired loan portfolio increased $151.1 million during the same period.
◾	The yield and interest income on non-acquired loans increased due to the rising rate environment during 2022 and 2023. Both new loans and renewal have repriced in a much higher rate environment resulting in a higher yield.
◾	For the non-acquired loans, interest income also increased due to an increase in the average loan balance of $6.3 billion in the second quarter of 2023 compared to the same period in 2022, primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $481.1 billion, or 1.9%, in the second quarter of 2023 compared to the same period in 2022. Overall cost of funds, including demand deposits, increased by 112 basis points to 1.23% in the second quarter of 2023, compared to the same period in 2022. Some key highlights for the quarter ended June 30, 2023 compared to the same period in 2022 include:

●	The cost of interest-bearing deposits was 1.64% for the second quarter of 2023 compared to 0.08% for the same period in 2022.
o	Interest expense on interest-bearing deposits increased by $95.9 million in the second quarter of 2023 compared to the same period in 2022 as interest expense on all interest-bearing deposit accounts increased. Interest expense on transaction and money market accounts, savings, and certificates and other time deposits increased $62.7 million, $1.8 million, and $31.3 million, respectively. The increase in the cost and interest expense was due to the repricing of deposits in the rising rate environment in 2022 and 2023.

o	The average balance of interest-bearing deposits increased by $211.7 million as certificate and other time deposits increased by $1.6 billion, offset by a decrease in interest-bearing transaction accounts and money market accounts and savings accounts of $1.3 billion. For the second quarter of 2023, the average balance of brokered deposits increased to $1.3 billion from $150.0 million for the same quarter in 2022. As customers moved funds from lower costing interest-bearing transaction accounts (excluding money market accounts) and savings accounts, seeking higher yields in the rising rate environment, the Company increased its balance in higher costing brokered time deposits, in-market time deposits and money market accounts starting in the first quarter of 2023. This shift from the lower costing interest-bearing transaction accounts and savings accounts to the higher costing time deposits and money market accounts increased both the overall cost of deposits and interest expense. Overall, interest-bearing deposits had been slower to reprice in the rising rate environment, however, the cost increased significantly in the first six months of 2023.
●	The cost on the corporate and subordinated debt increased by 119 basis points to 5.96% for the three months ended June 30, 2023 compared to the same period in 2023, driven by the effects from the rising rate environment on the repricing of variable rate trust preferred corporate debt.
o	The interest expense from corporate and subordinated debt increased $1.0 million during the second quarter of 2023 compared to the same period in 2022.
o	The average balance of corporate and subordinated debt decreased by $13.1 million due to the redemption of $13.0 million of subordinated debentures in late June 2022.
●	The cost of repurchase agreements was 1.03% for the second quarter of 2023 compared to 0.15% for the same period in 2022. The increase in cost was due to the rising interest rate environment.
●	The cost of federal funds purchased increased 426 basis points due to the rising rate environment. Although the average balance decreased by $118.2 million, the interest expense increased $2.1 million as the rate increased.
●	The cost of other borrowings, consisting of FHLB advances, for the three months ended June 30, 2023 was 5.22% and interest expense was $6.2 million. The Bank had $400 million outstanding in FHLB advances at June 30, 2023 with an average balance of $473.6 million during the quarter. There were no outstanding balances in other borrowings during the second quarter of 2022. The Company borrowed short-term FHLB advances in 2023 to provide liquidity with the turmoil in the financial markets in 2023.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $1.9 billion, or 14.0%, to $11.9 billion in the second quarter of 2023 compared to $13.9 billion during the same period in 2022. Actual noninterest-bearing deposits declined $1.7 billion from December 31, 2022. This decline was due to both the rising rate environment as customers seek higher yields, in addition to some customers spreading deposit funds amongst institutions to achieve full deposit insurance coverage.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2023 and 2022, noninterest income comprised 17.6%, and 21.6%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2023 and 2022, noninterest income comprised 16.7%, and 23.0%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$22,257	$21,142	$42,868	$40,036
Debit, prepaid, ATM and merchant card related income	10,844	11,720	20,092	20,835
Mortgage banking income	4,354	5,480	8,686	16,074
Trust and investment services income	9,823	9,831	19,760	19,549
Correspondent banking and capital market income	19,187	26,068	32,781	54,019
Securities gains, net	—	—	45	—
SBA income	2,885	4,343	6,607	7,524
Bank owned life insurance income	6,271	6,246	13,084	11,506
Other	1,593	1,926	4,646	3,260
Total noninterest income	$77,214	$86,756	$148,569	$172,803

Noninterest income decreased by $9.5 million, or 11.0%, during the second quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income resulted from the following:

●	Correspondent banking and capital markets income in the second quarter of 2023 decreased by $6.9 million, or 26.4%, compared to the same quarter in 2022. The decline was due to the expense attributable to the variation margin payments for centrally cleared swaps, along with lower commissions and fees earned on fixed income security sales of $5.1 million during the second quarter of 2023 as the volume in sales declined compared to the same quarter of 2022. We recorded an expense of $8.5 million related to variation margin payments in the second quarter of 2023 compared to an expense of $1.5 million in the second quarter of 2022. The rise in interest rates increased our expense related to variation margin as it led to an increase in the value of our centrally cleared interest rate swaps with LCH and CME. The increase in value of our centrally cleared interest rate swaps increased daily settlements by LCH and CME with the Company, which resulted in an overall increase in our expense. These declines were partially offset by an increase in income derived from the ARC hedging program of $4.8 million during the second quarter of 2023 compared to the same quarter in 2022. This increase was due to more activity and volume in 2023 as the Bank’s commercial loan customers try to lock in a fixed loan rates in the rising rate environment.
●	SBA income, including the impact from the change to fair value accounting prospectively applied beginning with the period ending June 30, 2022, decreased by $1.5 million, or 33.6% compared to the second quarter of 2022. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease in the second quarter of 2023 compared to the comparable period in 2022 was attributable to a decrease in the fair value of the SBA servicing asset of $1.5 million.
●	Mortgage banking income decreased by $1.1 million, or 20.5%, during the current quarter compared to the same period of the prior year, which was comprised of a $1.6 million, or 35.9%, decrease in secondary market mortgage income, slightly offset by a $477,000, or 46.9%, increase in mortgage servicing related income, net of the hedge. Mortgage production declined from $1.4 billion in the second quarter of 2022 to $696 million in the second quarter of 2023, while the Company allocated a higher percentage of its mortgage production to the secondary market compared to the same quarter in 2022. The allocation of mortgage production to the secondary market increased from 27% in the second quarter of 2022 to 38% in the second quarter of 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The decline in mortgage production in 2023 was mainly due to the rise in interest rates which resulted in an overall decrease in mortgage banking income.
o	The decrease in mortgage income from the secondary market was comprised of a $3.8 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by a $2.1 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $2.3 million during the second quarter of 2023 compared to $3.1 million during the comparable period in 2022.

o	The increase in mortgage servicing related income, net of the hedge, in the second quarter of 2023 was due to a $387,000 increase in the change in fair value of the MSR including decay and a $90,000 increase from servicing fee income. The increase in fair value of the MSR was primarily due to a $907,000 decline in MSR decay and an increase in gains on the MSR hedge of $289,000, offset by a decrease in the change in fair value from interest rates of $809,000.
●	Debit, ATM, prepaid and merchant card related income was lower by $876,000, or 7.5%, in the second quarter of 2023 compared to the same quarter in 2022. The decrease in debit, ATM, prepaid and merchant card related income was driven by a decrease in debit/ATM fee income, net of card expense, of $793,000 due mainly to higher card expense of $1.0 million.
●	Service charges on deposit accounts were higher by $1.1 million, or 5.3%, in the second quarter of 2023 compared to the same period in 2022. This increase mainly consisted of an increase in service charge account maintenance fees of $766,000 and in other retail fees of $359,000 including wire transfer fees and check sales commissions.

Noninterest income decreased by $24.2 million, or 14.0%, during the six months ended June 30, 2023 compared to the same period in 2022. This change in total noninterest income resulted from the following:

●	Correspondent banking and capital markets income for 2023 decreased by $21.2 million compared to 2022 primarily due to an increase in expense attributable to the variation margin payments for centrally cleared swaps of $15.3 million and lower commissions and fees earned on fixed income security sales of $9.2 million during 2023 as the volume in sales declined from 2022. We recorded an expense of $16.9 million related to variation margin payments in 2023 compared to an expense of $1.6 million in 2022.
●	Mortgage banking income decreased by $7.4 million, or 46.0%, which was comprised of a $6.8 million, or 54.9%, decrease from mortgage income in the secondary market and a $553,000, or 15.3%, decrease from mortgage servicing related income, net of the hedge. Mortgage production declined from $2.7 billion in the first half of 2022 to $1.3 billion in the second half of 2023 with the rise in mortgage rates in 2022 and 2023. During the current year, the Company also allocated a lower percentage of its mortgage production and pipeline to the secondary market compared to 2022. Both the reduction in mortgage production and the lower allocation to the secondary market resulted in lower mortgage income from the secondary market in 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the first six months of 2023, mortgage income from the secondary market comprised of a $15.7 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by an $8.8 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $3.6 million during the six months ended June 30, 2023 compared to $8.9 million during the comparable period in 2022.
o	The decrease in mortgage servicing related income, net of the hedge, in the six months ended June 30, 2023 was due to a $925,000 decrease in the change in fair value of the MSR, including decay, slightly offset by a $372,000 increase from servicing fee income. The decrease in fair value of the MSR was due to a $14.9 million decrease in the change in fair value from interest rates, offset by a $1.7 million decline in MSR decay and a $12.3 million increase in gains on the MSR hedge.
●	SBA income, including the impact from the change to fair value accounting, decreased by $917,000, or 12.2% in 2023 compared to 2022. The decrease was attributable to a decrease in the change in fair value of the SBA servicing asset of $1.0 million and in gains on sale of SBA loans of $240,000, partially offset by an increase in SBA servicing fee income of $366,000.
●	Debit, prepaid, ATM and merchant card related income was lower by $743,000, or 3.6%, in 2023 compared to 2022. The decrease in debit, ATM, prepaid and merchant card related income was driven by a decrease in debit/ATM fee income, net of card expense, of $852,000 due mainly to higher card expense of $1.8 million.
●	Service charges on deposit accounts were higher in 2023 by $2.8 million, or 7.1%, compared to 2022, due primarily to the increase in customers and activity, partially through the Atlantic Capital merger completed during the first quarter of 2022. The increase was mainly attributable to a $2.6 million increase in service charge account maintenance fees in 2023 compared to 2022.
●	Bank owned life insurance income increased $1.6 million, or 13.7%, in 2023 compared to 2022. This increase was due to the purchase of $91.9 million of new policies since March of 2022 and the addition of $74.6 million in BOLI resulting from the acquisition of Atlantic Capital in the first quarter of 2022.

●	Other income increased by $1.4 million, or 42.5%, in 2023 compared to 2022. This increase was primarily due to income of $960,000 from a legal settlement recorded during the first quarter of 2023 and an increase in income from prepaid cards of $403,000 along with the Company showing a gain in sale of fixed assets of $89,000 in 2023 compared to a loss of $247,000 in 2022. These increases were partially offset by a decline in income from SBIC partnerships of $622,000.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Salaries and employee benefits	$147,342	$137,037	$291,402	$274,710
Occupancy expense	22,196	22,759	43,729	44,599
Information services expense	21,119	19,947	41,044	39,140
OREO expense and loan related expense	(14)	(3)	155	(241)
Amortization of intangibles	7,028	8,847	14,327	17,341
Business development and staff related expense	6,672	4,916	12,629	9,192
Supplies and printing	853	676	1,737	1,278
Postage expense	1,701	1,724	3,457	3,311
Professional fees	4,364	4,331	8,066	8,080
FDIC assessment and other regulatory charges	9,819	5,332	16,113	10,144
Advertising and marketing	1,521	2,286	3,639	4,049
Merger, branch consolidation and severance related expense	1,808	5,390	11,220	15,666
Other	18,217	17,927	35,613	32,500
Total noninterest expense	$242,626	$231,169	$483,131	$459,769

Noninterest expense increased by $11.5 million, or 5.0%, in the second quarter of 2023 as compared to the same period in 2022. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $10.3 million, or 7.5%, in the second quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in salaries of $9.2 million which included annual salary increases of $5.1 million and a decline in total deferred loan costs of $4.1 million. The reduction in deferred loan costs was driven by lower loan production. The overall increase in salaries and employee benefits was also due to an increase in incentives of $1.4 million and employee benefits of $743,000. These increases were partially offset by a reduction in commissions of $1.3 million mainly related to a decline in commission expense related to the Correspondent Banking Division.
●	FDIC assessment and other regulatory charges increased $4.5 million, or 84.2%, in the second quarter of 2023 compared to the same period in 2022. This increase was primarily due to an increase in the FDIC assessment rate in 2023 to bring the overall FDIC fund to 1.35x total deposit by the end of 2028. The increase also reflects changes in the Company’s size and complexity, along with the resulting effects in the Company’s liquidity compared to the second quarter of 2022.
●	Business development and staff related expense increased $1.8 million, or 35.7%, in the second quarter of 2023 compared to the same period in 2022. This increase was mainly due to an increase in employee expenses including employee travel expense, convention and meeting expense, and recruitment and relocation costs associated with the Company investing in new talent.
●	Information services expense increased $1.2 million, or 5.9% in the second quarter of 2023 compared to the same period in 2022. The increase was due to additional cost associated with the Company updating systems as it grows in size and complexity.
●	Merger, branch consolidation and severance related expense decreased $3.6 million, or 66.5%, in the second quarter of 2023 compared to the same period in 2022. The decrease was due to lower merger expense pertaining to previous acquisitions totaling $2.9 million and in branch consolidation expense of $682,000.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $1.8 million, or 20.6%.

Noninterest expense increased by $23.4 million, or 5.1%, during the six months ended June 30, 2023 compared to the same period in 2022. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Merger, branch consolidation and severance related expense decreased by $4.4 million, or 28.4%, compared to the six months ended June 30, 2022. The decrease was primarily due to a $11.1 million decrease in merger expense pertaining to expenses related to the Atlantic Capital and CenterState mergers. Branch consolidation related expense decreased $1.3 million in 2023 compared to 2022. These decreases were offset by severance related payments totaling $8.1 million related to restructuring costs recorded in March 2023. The restructuring costs include approximately $7.0 million of severance related expense pertaining to the elimination of the Company’s executive officer position and approximately $1.1 million of severance related expense pertaining to the reduction in force of the Company’s mortgage division.
●	Other noninterest expense increased $3.1 million, or 9.6%, compared to the six months ended June 30, 2023. This increase was mainly attributable to a $3.8 million increase in earnings credit expense to Homeowners Association (“HOA”) customers and a $2.1 million increase in state franchise and occupation tax payments. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. This increase was due to having a full six months’ expense in 2023 as this line of business was acquired through the Atlantic Capital transaction completed on March 1, 2022, along with growth in the business since the acquisition. The tax payment increase was mainly attributable to occupancy tax payments made to the state of Georgia, as the Company expanded its presence in the state through the acquisition of Atlantic Capital, along with increases in other franchise taxes paid to states. These increases were partially offset by a decrease in fraud, digital banking and miscellaneous operational charge-off related expenses totaling approximately $2.7 million.

Income Tax Expense

Our effective tax rate was 21.84% for the three months ended June 30, 2023 compared to 21.66% for the three months ended June 30, 2022. The increase in the effective rate for the quarter, when compared to the same period in the prior year, is mostly driven by an increase in pretax income, disallowed interest expense, disallowed executive compensation, and non-deductible FDIC premiums, partially offset by an increase in tax-exempt interest income and non-deductible merger expenses associated with the Atlantic Capital transaction that closed during the first quarter of 2022.

Our effective tax rate for the first six months of the year was 21.84% compared to 21.47% for the first six months of 2022. The increase in the year-to-date effective tax rate compared to the same period of 2022 was driven by an increase in pretax book income, non-deductible FDIC premiums, disallowed executive compensation, and disallowed interest expense, partially offset by an increase in tax-exempt interest income and an increase in federal tax credits available.

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.0 billion, or 2.3%, from December 31, 2022 to June 30, 2023, to approximately $44.9 billion. Within total assets, loans (excluding changes in the allowance for credit losses) increased $1.4 billion, or 4.5%, and cash and cash equivalents increased $201.2 million, or 15.3%, while investment securities decreased $458.6 million, or 5.6%, during the period. Within total liabilities, deposit growth was $391.3 million, or 1.1%, and federal funds purchased and securities sold under agreements to repurchased increased $25.0 million, or 4.5%. Total borrowings including corporate and subordinated debentures increased $399.8 million, or 101.9%. Total shareholder’s equity increased $215.1 million, or 4.2%. During the first half of 2023, the Company took in net $400 million in short-term FHLB borrowings and $1.0 billion in brokered time deposits to increase our liquidity. The increase in FHLB borrowings and brokered time deposits contributed to the increase in cash and cash equivalents. The increase in loans was due to normal organic growth. Deposit increase was due to growth in time deposits of $2.0 billion, including $1.0 billion in brokered time deposits, and in money market accounts of $1.4 billion in the current year, which replaced declines in noninterest-bearing, interest-bearing checking and savings accounts of $1.7 billion, $769.9 million and $533.0 million, respectively. Our loan to deposit ratio was 86% and 83% at June 30, 2023 and December 31, 2022, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 31% and 36%, respectively at June 30, 2023 and December 31, 2022.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At June 30, 2023, investment securities totaled $7.7 billion, compared to $8.2 billion at December 31, 2022, a decrease of $458.6 million, or 5.6%. At June 30, 2023, approximately 64.0% of the investment portfolio was classified as available for sale, approximately 33.4% was classified as held to maturity and approximately 2.6% was classified as other investments. During the six months ended June 30, 2023, we purchased $163.6 million of capital stock with the Federal Home Loan Bank classified as other investment securities on the balance sheet of which we sold back $146.6 million. The net increase to the capital stock holding for the Federal Home Loan Bank of Atlanta of $17.0 million during the quarter was due to the increase in Federal Home Loan Bank borrowings. During the six months ended June 30, 2023, we purchased $3.2 million of available for sale securities. There were no purchases of held to maturity securities during 2023. These purchases were offset by maturities, paydowns, sales and calls of investment securities totaling $623.3 million. Net amortization of premiums was $10.2 million in the first six months of 2023.

At June 30, 2023, the unrealized net loss of the available for sale securities portfolio was $881.2 million, or 15.1%, below its amortized cost basis, compared to an unrealized net loss of $889.3 million, or 14.3%, at December 31, 2022. At June 30, 2023, the unrealized net loss of the held to maturity securities portfolio was $440.6 million, or 17.0%, below its amortized cost basis, compared to an unrealized net loss of $433.1 million, or 16.1%, at December 31, 2022.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
June 30, 2023
U.S. Treasuries	$223,658	$219,913	$(3,745)	$223,658	$—
U.S. Government agencies	443,295	386,258	(57,037)	443,295	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,417,944	2,865,176	(552,768)	95	3,417,849
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,126,772	948,193	(178,579)	—	1,126,772
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,531,722	1,246,899	(284,823)	16,838	1,514,884
State and municipal obligations	1,135,189	954,455	(180,734)	1,135,189	—
Small Business Administration loan-backed securities	506,593	447,532	(59,061)	506,593	—
Corporate securities	30,558	25,422	(5,136)	—	30,558
	$8,415,731	$7,093,848	$(1,321,883)	$2,325,668	$6,090,063

* Agency mortgage-backed securities (“MBS”), agency collateralized mortgage-obligations (“CMO”) and agency commercial mortgage-backed securities (“CMBS”) are guaranteed by the issuing government-sponsored enterprise (“GSE”) as to the timely payments of principal and interest. Except for Government National Mortgage Association securities, which have the full faith and credit backing of the United States Government, the GSE alone is responsible for making payments on this guaranty. While the rating agencies have not rated any of the MBS, CMO and CMBS issued, senior debt securities issued by GSEs are rated consistently as “Triple-A.” Most market participants consider agency MBS, CMOs and CMBSs as carrying an implied Aaa rating (S&P rating of AA+) because of the guarantees of timely payments and selection criteria of mortgages backing the securities. We do not own any private label mortgage-backed securities. The balances presented under the ratings above reflect the amortized cost of the investment securities.

At June 30, 2023, we had 1,245 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.3 billion. At December 31, 2022, we had 1,311 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.3 billion. The total number of investment securities with an unrealized loss position decreased by 66 securities, while the total dollar amount of the unrealized loss decreased by $4.4 million. The level of unrealized losses within the Company available for sale and held to maturity securities portfolios is due to the overall increase in short and long-term interest rates in 2022 and 2023.

All investment securities in an unrealized loss position as of June 30, 2023 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not more likely than not that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of June 30, 2023:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$50,000	2.05%	$14,365	2.32	$107,900	1.62%	$25,000	2.20%	$197,265	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	201,088	1.99	1,313,384	1.77	1,514,472	1.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	460,574	2.50	460,574	2.50
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,669	0.94	60,180	1.13	260,966	1.62	357,815	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	55,029	1.28	55,029	1.28
Total held to maturity	$50,000	2.05%	$51,034	1.33%	$369,168	1.74%	$2,114,953	1.90%	$2,585,155	1.87%
Available for Sale (fair value)
U.S. Government treasuries	$196,083	1.74%	$23,830	2.05%	$—	—%	$—	—%	$219,913	1.77%
U.S. Government agencies	29,223	2.58	92,770	2.65	96,352	1.68	—	—	218,345	2.17
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	197	—	2,542	2.32	155,733	2.27	1,445,898	1.94	1,604,370	1.97
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	10,735	2.51	14,609	2.29	534,432	2.20	559,776	2.21
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4	5.75	103,245	2.48	551,131	1.89	308,114	1.77	962,494	1.91
State and municipal obligations	997	3.12%	27,468	3.38	92,724	2.66	833,266	2.62	954,455	2.65
Small Business Administration loan-backed securities	1,881	—	23,025	3.95	140,166	4.01	239,487	2.87	404,559	3.30
Corporate securities	—	—	—	—	24,717	3.98	705	4.50	25,422	4.00
Total available for sale	$228,385	1.85%	$283,615	2.70%	$1,075,432	2.32%	$3,361,902	2.20%	$4,949,334	2.23%
Total other investments	$—	—%	$—	—%	$—	—%	$196,728	3.79%	$196,728	3.79%
Total investment securities	$278,385	1.89%	$334,649	2.50%	$1,444,600	2.17%	$5,673,583	—%	$7,731,217	2.22%
Percent of total	4%		4%		19%		73%
Cumulative percent of total	4%		8%		27%		100%

(1)Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.

(2)FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”

(3)The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.2% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window or Bank Term Funding Program. Approximately 13.4% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99.1% of the municipal bond portfolio has ratings in the Double A or Triple A category.

Through June 30, 2023, we sold approximately $125.3 million of municipal securities given advantageous market conditions. The primary rationale for the sale was to reduce municipal and portfolio duration/price risk at an opportune moment in fixed income markets. As of June 30, 2023, the portfolio had an effective duration of 5.65 years. Our target for effective duration is 3 to 5 years. The portfolio duration is currently outside of the target range due to portfolio repositioning and extension in the mortgage-backed securities due to the historic rise in rates. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	June 30, 2023		December 31, 2022
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$197,265	5.39	$197,262	5.81
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,514,472	6.00	1,591,646	6.13
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	460,574	6.74	474,660	6.52
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	357,815	4.45	362,586	5.00
Small Business Administration loan-backed securities	55,029	6.99	57,087	6.76
Total held to maturity	$2,585,155	5.89	$2,683,241	6.04
Available for Sale (fair value)
U.S. Treasuries	$219,913	0.47	$265,638	0.87
U.S. Government agencies	218,345	3.84	219,088	4.27
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,604,370	5.69	1,698,353	5.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	559,776	6.16	601,045	5.95
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	962,494	3.97	1,000,398	4.34
State and municipal obligations	954,455	8.79	1,064,852	8.74
Small Business Administration loan-backed securities	404,559	3.75	444,810	3.55
Corporate securities	25,422	3.02	32,638	2.94
Total available for sale	$4,949,334	5.55	$5,326,822	5.66

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2023, we determined that there was no impairment on our other investment securities. As of June 30, 2023, other investment securities represented approximately $196.7 million, or 0.44% of total assets, and primarily consists of FHLB and FRB stock which totals $182.3 million, or 0.41% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2023 and 2022, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Net Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $56.6 million and $31.3 million, respectively, at June 30, 2023 and December 31, 2022.

Loans Held for Sale

The balance of mortgage loans held for sale increased $14.0 million from December 31, 2022 to $43.0 million at June 30, 2023. Mortgage production in the second quarter of $696 million remained flat when compared to the fourth quarter of 2022 mortgage production of $693 million. However, the percentage of mortgage production sold into the secondary market increased in the second quarter of 2023 to 38% from 19% in the fourth quarter of 2022. This increase in the allocation of mortgage production into the secondary market caused mortgage loans held for sale to increase at period end. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	June 30,	% of	December 31,	% of
(Dollars in thousands)	2023	Total	2022	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$208,929	0.7%	$258,481	0.9%
Commercial non-owner occupied	1,825,025	5.8%	1,991,947	6.6%
Commercial owner occupied real estate	1,211,938	3.8%	1,332,942	4.4%
Consumer owner occupied	535,100	1.7%	586,252	1.9%
Home equity loans	263,528	0.8%	316,019	1.1%
Commercial and industrial	969,125	3.1%	1,128,280	3.7%
Other income producing property	172,837	0.5%	195,265	0.7%
Consumer non real estate	89,204	0.3%	133,679	0.4%
Other	227	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	5,275,913	16.7%	5,943,092	19.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	20,210	0.1%	46,464	0.2%
Commercial non-owner occupied	497,045	1.6%	553,058	1.8%
Commercial owner occupied real estate	412,045	1.3%	435,650	1.4%
Consumer owner occupied	182,849	0.6%	194,779	0.7%
Home equity loans	31,128	0.1%	38,961	0.1%
Commercial and industrial	51,716	0.2%	66,891	0.2%
Other income producing property	39,482	0.1%	52,827	0.2%
Consumer non real estate	35,508	0.1%	41,101	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	1,269,983	4.1%	1,429,731	4.7%
Total acquired loans	6,545,896	20.8%	7,372,823	24.4%
Non-acquired loans:
Construction and land development	2,587,986	8.2%	2,555,415	8.5%
Commercial non-owner occupied	6,154,166	19.5%	5,527,954	18.3%
Commercial owner occupied real estate	3,961,968	12.6%	3,691,601	12.2%
Consumer owner occupied	5,209,832	16.5%	4,381,011	14.5%
Home equity loans	1,053,058	3.3%	958,188	3.2%
Commercial and industrial	4,357,453	13.8%	4,118,312	13.6%
Other income producing property	499,393	1.6%	448,150	1.5%
Consumer non real estate	1,160,766	3.7%	1,103,646	3.7%
Other	6,267	—%	20,762	0.1%
Total non-acquired loans	24,990,889	79.2%	22,805,039	75.6%
Total loans (net of unearned income)	$31,536,785	100.0%	$30,177,862	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $1.4 billion, or 9.1% annualized, to $31.5 billion at June 30, 2023 compared to December 31, 2022. Our non-acquired loan portfolio increased by $2.2 billion, or 19.3% annualized, driven by organic growth. Consumer owner occupied loans, commercial non-owner occupied loans, commercial owner occupied real estate, commercial and industrial loans and home equity loans led the way with $828.8 million, $626.2 million, $270.4 million, $239.1 million and $94.9 million in year-to-date loan growth, respectively, or 38.2%, 22.8%, 14.8%, 11.7% and 20.0% annualized growth, respectively. The acquired loan portfolio decreased by $826.9 million, or 22.6% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner occupied loans, commercial and industrial loans and commercial owner occupied loans with $222.9 million, $174.3 million and $144.6 million in year-to-date loan decrease. Acquired loans as a percentage of total loans decreased to 20.8% and non-acquired loans as a percentage of the overall portfolio increased to 79.2% at June 30, 2023. This compares to acquired loans as a percentage of total loans of 24.4% and non-acquired loans as a percentage of total loans of 75.6% at December 31, 2022.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

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

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending June 30, 2023, management selected a baseline weighting of 50%, a 25% weighting for an upside scenario and a 25% weighting for the more severe scenario. The scenario weightings were unchanged from the first quarter of 2023. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, rising interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still showed resilience and actual loan losses remain at low levels, significant, abrupt downward shifts in the forecasted commercial real estate price index elevated modeled expected losses for the Commercial Real Estate and Commercial Construction and Development, which excludes Residential Construction, loan segments. The Company determined that increases to expected loss rates for the completed Commercial Real Estate portfolios were appropriate, but the modeled expected loss rate for the Commercial Construction and Development portfolio needed a qualitative adjustment given the mix of our current portfolio composition compared to the historical composition utilized in our model. The resulting provision was approximately $38.4 million during the second quarter of 2023.

Longstanding TDR accounting rules were replaced with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 — Recent Accounting and Regulatory Pronouncements). The Company adopted the retirement of TDR guidance, effective January 1, 2023. Please see Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of how we determine expected losses from modifications of receivables to borrowers experiencing financial difficulty.

Atlantic Capital was acquired and merged with and into the Bank on March 1, 2022, requiring that a closing date ACL be prepared for Atlantic Capital on a standalone basis and that the acquired portfolio be included in the Bank’s first quarter ACL. Atlantic Capital’s loans represented approximately 8% of the total Bank’s portfolio at March 31, 2022. Given the relative size and complexity of the acquired portfolio, similarities of the loan characteristics, and similar loss history to the existing portfolio, reserve calculations were performed using the Bank's existing CECL model, loan segmentation, and forecast weighting as the first quarter end reserve. As a result of the merger with Atlantic Capital on March 1, 2022, the Company identified approximately $137.9 million of loans as PCD. The acquisition date ACL totaled $27.5 million, consisting of a non-PCD pooled reserve of $13.7 million, PCD pooled reserve of $5.7 million, and PCD individually evaluated reserve of $8.1 million. It represented about 8% of the combined Bank’s ACL reserve at March 31, 2022. The acquisition date reserve for unfunded commitments totaled $3.4 million, or 11% of the combined Bank’s total at March 31, 2022.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of June 30, 2023, the balance of the ACL was $427.4 million or 1.36% of total loans. The ACL increased $56.8 million from the balance of $370.6 million recorded at March 31, 2023. This increase during the second quarter of 2023 included $60.1 million of provision for credit losses, in addition to $3.3 million in net charge-offs. During the first six months of 2023, the Company recorded $75.3 million of provision for credit losses along with net charge-offs of $4.3 million. During the three and six months ended June 30, 2023, the Company recorded a provision for credit losses based on loan growth and continued uncertainty around economic recession risks.

At June 30, 2023, the Company had a reserve on unfunded commitments of $63.4 million, which was recorded as a liability on the Balance Sheet, compared to $85.1 million at March 31, 2023 and $67.2 million at December 31, 2022. During the three and six months ended June 30, 2023, the Company recorded a decrease in the reserve for unfunded commitments of $21.7 million and $3.8 million, respectively. For the prior comparative period, the Company recorded a provision for credit losses on unfunded commitments of $2.1 million and $2.0 million, respectively, during three and six months ended June 30, 2022. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the first six months of 2023.

The ACL provides 2.52 times coverage of nonperforming loans at June 30, 2023. Net charge-offs to total average loans during three and six months ended June 30, 2023 were 0.04% and 0.03%, respectively, compared to 0.03% and 0.04%, respectively, during the three and six months ended June 30, 2022. We continued to show solid and stable asset quality numbers and ratios as of June 30, 2023.

The following table presents a summary of the allowance for credit losses by loan segment, for the six months ended June 30, 2023.

	June 30, 2023
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$81,469	20.4%
Residential Mortgage Junior	392	0.0%
Revolving Mortgage	14,212	4.5%
Residential Construction	8,869	2.8%
Other Construction and Development	55,314	6.1%
Consumer	24,577	4.0%
Multifamily	9,767	2.8%
Municipal	745	2.3%
Owner Occupied Commercial Real Estate	70,759	17.7%
Non-Owner Occupied Commercial Real Estate	115,269	24.3%
Commercial and Industrial	46,019	15.1%
Total	$427,392	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$265	$6,261,400	0.02%	$300	$4,479,609	0.03%
Residential Mortgage Junior	3	11,290	0.11%	110	14,091	3.13%
Revolving Mortgage	532	1,410,768	0.15%	192	1,265,219	0.06%
Residential Construction	22	873,295	0.01%	2	712,162	—%
Other Construction and Development	196	1,889,613	0.04%	410	1,670,919	0.10%
Consumer	(2,497)	1,267,823	(0.79)%	(1,464)	1,173,468	(0.50)%
Multifamily	—	841,501	—%	—	570,479	—%
Municipal	—	732,666	—%	—	671,057	—%
Owner Occupied Commercial Real Estate	58	5,559,762	—%	16	5,391,531	—%
Non-Owner Occupied Commercial Real Estate	334	7,566,746	0.02%	(56)	6,980,378	—%
Commercial and Industrial	(2,223)	4,735,002	(0.19)%	(1,849)	4,203,945	(0.18)%
Total	$(3,310)	$31,149,866	(0.04)%	$(2,339)	$27,132,858	(0.03)%

	Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$557	$6,050,441	0.02%	$636	$4,349,847	0.03%
Residential Mortgage Junior	8	11,801	0.14%	146	14,131	2.08%
Revolving Mortgage	738	1,397,477	0.11%	231	1,254,439	0.04%
Residential Construction	94	871,178	0.02%	5	686,144	—%
Other Construction and Development	454	1,912,617	0.05%	640	1,568,921	0.08%
Consumer	(4,642)	1,264,717	(0.74)%	(3,593)	1,078,208	(0.67)%
Multifamily	—	796,291	—%	—	526,836	—%
Municipal	—	724,862	—%	—	660,457	—%
Owner Occupied Commercial Real Estate	351	5,518,458	0.01%	(41)	5,230,546	—%
Non-Owner Occupied Commercial Real Estate	389	7,497,055	0.01%	13	6,724,210	—%
Commercial and Industrial	(2,297)	4,729,321	(0.10)%	(2,699)	3,900,541	(0.14)%
Total	$(4,348)	$30,774,218	(0.03)%	$(4,662)	$25,994,280	(0.04)%

The following tables present summary of ACL for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023			2022
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$327,915	$42,730	$370,645	$227,829	$72,567	$300,396
ACL - PCD loans for ACBI merger	—	—	—	—	4,540	4,540
Loans charged-off	(7,516)	(62)	(7,578)	(3,852)	(2,311)	(6,163)
Recoveries of loans previously charged off	2,850	1,418	4,268	2,354	1,470	3,824
Net (charge-offs) recoveries	(4,666)	1,356	(3,310)	(1,498)	(841)	(2,339)
(Recovery) provision for credit losses	61,047	(990)	60,057	31,097	(13,986)	17,111
Balance at end of period	$384,296	$43,096	$427,392	$257,428	$62,280	$319,708

Total loans, net of unearned income:
At period end	$31,536,785			$27,935,266
Average	31,149,866			27,132,858
Net charge-offs as a percentage of average loans (annualized)	0.04%			0.03%
Allowance for credit losses as a percentage of period end loans	1.36%			1.14%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	251.86%			355.11%

	Six Months Ended June 30,
	2023			2022
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807
ACL - PCD loans for ACBI merger	—	—	—	—	13,758	13,758
Loans charged-off	(12,032)	(173)	(12,205)	(7,976)	(3,677)	(11,653)
Recoveries of loans previously charged off	5,177	2,680	7,857	4,643	2,348	6,991
Net (charge-offs) recoveries	(6,855)	2,507	(4,348)	(3,333)	(1,329)	(4,662)
Initial provision for credit losses - ACBI	—	—	—	13,697	—	13,697
(Recovery) provision for credit losses	81,545	(6,249)	75,296	21,837	(26,729)	(4,892)
Balance at end of period	$384,296	$43,096	$427,392	$257,428	$62,280	$319,708

Total loans, net of unearned income:
At period end	$31,536,785			$27,935,266
Average	30,774,218			25,994,280
Net charge-offs as a percentage of average loans (annualized)	0.03%			0.04%
Allowance for credit losses as a percentage of period end loans	1.36%			1.14%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	251.86%			355.11%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2022	2022
Non-acquired:
Nonaccrual loans	$104,491	$67,894	$40,517	$30,076	$20,383
Accruing loans past due 90 days or more	3,620	2,667	2,358	2,358	1,371
Restructured loans - nonaccrual	281	282	4,154	4,298	333
Total non-acquired nonperforming loans	108,392	70,843	47,029	36,732	22,087
Other real estate owned (“OREO”) (1) (6)	118	58	141	58	—
Other nonperforming assets (2)	109	129	104	56	93
Total non-acquired nonperforming assets	108,619	71,030	47,274	36,846	22,180
Acquired:
Nonaccrual loans (3)	59,821	51,650	55,808	58,064	60,897
Accruing loans past due 90 days or more	571	983	1,992	1,430	4,418
Restructured loans - nonaccrual	913	1,144	3,746	3,802	2,629
Total acquired nonperforming loans	61,305	53,777	61,546	63,296	67,944
Acquired OREO (1) (7)	962	3,415	882	2,102	1,431
Other acquired nonperforming assets (2)	19	31	40	132	146
Total acquired nonperforming assets	62,286	57,223	62,468	65,530	69,521
Total nonperforming assets	$170,905	$128,253	$109,742	$102,376	$91,701

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.43%	0.30%	0.21%	0.18%	0.11%
Total nonperforming assets as a percentage of total assets (5)	0.24%	0.16%	0.11%	0.08%	0.05%
Nonperforming loans as a percentage of period end loans (4)	0.43%	0.30%	0.21%	0.18%	0.11%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.54%	0.42%	0.36%	0.35%	0.33%
Total nonperforming assets as a percentage of total assets (5)	0.38%	0.29%	0.25%	0.23%	0.20%
Nonperforming loans as a percentage of period end loans (4)	0.54%	0.41%	0.36%	0.35%	0.32%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $10.0 million, $13.3 million, $14.3 million, $21.2 million, and $1.4 million as of June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022, and June 30, 2022, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $3.4 million, $3.4 million, $3.4 million, $3.9 million, and $4.2 million as of June 30, 2023, March 31, 2023, December 31, 2022, September 30, 2022 and June 30, 2022, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $170.9 million, or 0.54% of total loans and repossessed assets, at June 30, 2023, an increase of $61.2 million, or 55.7%, from December 31, 2022. Total nonperforming loans were $169.7 million, or 0.54%, of total loans, at June 30, 2023, an increase of $61.1 million, or 56.3%, from December 31, 2022. Non-acquired nonperforming loans increased by $61.4 million from December 31, 2022. The increase in non-acquired nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $59.6 million, an increase in consumer nonaccrual loans of $4.4 million, an increase in accruing loans past due 90 days or more of $1.3 million, offset by a decrease in restructured nonaccrual loans of $3.9 million. The increase in commercial nonaccrual loans at June 30, 2023 was primarily due to three commercial and industrial relationships totaling $38.8 million, one commercial owner occupied relationship totaling $11.2 million, one commercial owner occupied loan totaling $3.3 million, and one commercial non owner occupied loan totaling $3.3 million. Acquired nonperforming loans decreased $0.2 million from December 31, 2022. The decrease in the acquired nonperforming loan balances was due to a decrease in consumer nonaccrual loans of $3.7 million, a decrease in restructured nonaccrual loans of $2.8 million, a decline in accruing loans past due 90 days or more of $1.4 million, offset by an increase in commercial nonaccrual loans of $7.7 million. The decline in restructured nonaccrual loans over both the nonacquired and acquired loan portfolios was due to the adoption of ASU 2022-02 effective January 1, 2023, which extinguishes the former troubled debt restructuring (TDR) guidance and issues new requirements for determining modified loans to borrowers experiencing financial difficulty.

At June 30, 2023, OREO totaled $1.1 million, which included $118,000 in non-acquired OREO and $1.0 million in acquired OREO. Total OREO increased $57,000 from December 31, 2022. At June 30, 2023, non-acquired OREO consisted of two properties with an average value of $59,000. This compared to three properties with an average value of $47,000 at December 31, 2022. During the second quarter of 2023, we added two new properties into non-acquired OREO with an aggregate value of $118,000, while selling two properties during the quarter with an aggregate value of $58,000. At June 30, 2023, acquired OREO consisted of three properties with an average value of $321,000, compared to three properties with an average value of $294,000 at December 31, 2022. In the second quarter of 2023, one new property was transferred to acquired OREO with an value of $242,000, while selling two properties with an aggregate value of $2.7 million.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $2.1 billion or 18.0% annualized to $25.3 billion at June 30, 2023 from $23.2 billion at December 31, 2022. This increase was mainly driven by growth in time deposits of $2.0 billion including an increase in brokered time deposits of $1.0 billion. During the six months ended June 30, 2023, core deposits decreased $1.6 billion. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Core deposits declined as customers moved their funds seeking higher yields as interest rates have risen along with some business customers moving funds for deposit insurance purposes. Federal funds purchased related to the correspondent bank division and repurchase agreements were $581.4 million at June 30, 2023, up $25.0 million from December 31, 2022. Other borrowings, consisting of FHLB borrowings, increased to $400 million during the six months period ended June 30, 2023. The Company had no FHLB borrowings outstanding at December 31, 2022. Corporate and subordinated debentures declined by $185,000 to $392.1 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2022 was driven by an increase in time deposits of $2.0 billion, including an increase in brokered time deposits of $1.0 billion and an increase in money market accounts of $1.4 billion. These increases were partially offset by declines in interest bearing checking deposits of $769.9 million and savings deposits of $533.0 million. As customers moved funds from interest bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage, the Company increased its balance in brokered time deposits and in-market time deposits along with higher yielding money market accounts during the first half of 2023. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) during 2023 due to competitive pressures to retain deposits. Average interest-bearing deposits increased $211.7 million to $24.6 billion during the quarter ended June 30, 2023 compared to the same period in 2022. For more information on the composition of our total deposits, see Note 10 – Deposits in this Quarterly Report on Form 10-Q.
●	Other borrowings, consisting of FHLB borrowings, increased to $400 million during the six months period ended June 30, 2023. The Company borrowed funds from the FHLB to provide excess liquidity during 2023. The Company paid down $500 million, on a net basis, in FHLB borrowing during the second quarter of 2023 from $900 million at March 31, 2023 as the financial markets stabilized and the stress on liquidity declined.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2023, the period end balance of noninterest-bearing deposits was $11.5 billion compared to $13.2 billion at December 31, 2022. Average noninterest-bearing deposits were $11.9 billion for the second quarter of 2023 compared to $13.9 billion for the second quarter of 2022. The decrease in period end and average noninterest bearing deposits was mainly due to customers seeking both higher yields in the rising rate environment and deposit insurance coverage amid the financial turmoil during 2023.

Uninsured Deposits

At June 30, 2023 and December 31, 2022, the Company had approximately $12.5 billion and $14.1 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
(Dollars in thousands)	2023	2022	% Change
Within three months	$105,971	$57,302	84.9%
After three through six months	129,190	71,261	81.3%
After six through twelve months	176,785	91,785	92.6%
After twelve months	54,835	42,361	29.4%
	$466,781	$262,709	77.7%

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2023, shareholders’ equity was $5.3 billion, an increase of $215.1 million, or 4.2%, from December 31, 2022.

The following table shows the changes in shareholders’ equity during 2023:

Total shareholders' equity at December 31, 2022	$5,074,927
Net income	263,373
Dividends paid on common shares ($1.00 per share)	(75,874)
Dividends paid on restricted stock units	(1,033)
Net increase in market value of securities available for sale, net of deferred taxes	14,690
Stock options exercised	1,173
Employee stock purchases	647
Equity based compensation	19,129
Common stock repurchased - equity plans	(7,022)
Total shareholders' equity at June 30, 2023	$5,290,010

In January 2021, the Board of Directors of the Company approved the 2021 Stock Repurchase Plan, which authorized the Company to repurchase 3,500,000 common shares. During the first quarter of 2022, we repurchased 1,012,038 shares, at an average price of $85.43 per share (excluding cost of commissions) for a total of $86.5 million under the 2021 Stock Repurchase Plan.

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2023 or 2022. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

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

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 50% being phased out in 2023.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2023	2022
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.25%	10.96%
Tier 1 risk-based capital	6.00%	11.25%	10.96%
Total risk-based capital	10.00%	13.48%	12.97%
Tier 1 leverage	N/A	9.17%	8.72%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.04%	11.80%
Tier 1 risk-based capital	8.00%	12.04%	11.80%
Total risk-based capital	10.00%	13.18%	12.69%
Tier 1 leverage	5.00%	9.81%	9.39%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all increased compared to December 31, 2022. These ratios increased mainly due to net income during 2023 of $263.4 million. Tier 1 capital increased 5.3% and 4.7% at both the Company and Bank, respectively, with the increase in equity from net income. Total risk-based capital increased 6.6% and 6.5% at both the Company and Bank, respectively, with the increase in equity from net income along with the increase in the allowance for credit losses and unfunded commitments. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter with average assets for the Company and Bank increasing 0.2% and risk-based assets increasing 3.1%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of June 30, 2023 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $2.2 billion, or approximately 19.3% annualized, compared to the balance at December 31, 2022. The increase from December 31, 2022 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio decreased by $826.9 million from the balance at December 31, 2022 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased $458.6 million compared to the balance at December 31, 2022. The decrease in investment securities from December 31, 2022 was a result of maturities, calls, sales and paydowns of investment securities totaling $623.3 million as well as a reduction from the net amortization of premiums of $10.2 million. This decrease was partially offset by purchases of available for sale investment securities totaling $3.2 million and FHLB stock of $163.6 million, as well as an increase in the market value of the available for sale investment securities portfolio of $8.1 million. There were no purchases of held to maturity securities during the quarter. Total cash and cash equivalents were $1.5 billion at June 30, 2023 as compared to $1.3 billion at December 31, 2022. This increase was due to the Company increasing its brokered time deposits by $1.0 billion and borrowing $400 million in FHLB borrowings during 2023 to increase liquidity as customers moved funds from noninterest bearing checking, interest bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage.

At June 30, 2023 and December 31, 2022, we had $1.2 billion and $150.0 million of traditional, out–of-market brokered deposits, respectively. At June 30, 2023 and December 31, 2022, we had $1.6 billion and $637.0 million, respectively, of reciprocal deposits. Total deposits were $36.7 billion at June 30, 2023, an increase of $391.3 million from $36.4 billion at December 31, 2022. This increase was driven by an increase in time deposits of $2.0 billion including an increase in brokered time deposits of $1.0 billion and an increase in money market accounts of $1.4 billion. These increases in deposits were partially offset by declines in noninterest bearing deposits of $1.7 billion, in interest bearing checking deposits of $769.9 million and savings deposits of $533.0 million. As customers moved funds from noninterest bearing checking, interest bearing checking and savings accounts, seeking higher yields in the rising rate environment and deposit insurance coverage, the Company’s balance in higher costing in-market time deposits and brokered time deposits and in money market deposit accounts. The Company raised interest rates on most interest-bearing deposit products (in particular time deposit specials and money market accounts) during the 2023 due to competitive pressures to retain deposits. Total corporate and subordinated debentures and other borrowings at June 30, 2023 were $792.1 million and consisted of trust preferred securities and subordinated debentures of $392.1 million and FHLB borrowings of $400.0 million. The Company borrowed $4.1 billion during the 2023 and repaid $3.7 billion in FHLB borrowings to increase liquidity. The Company reduced its period end FHLB borrowing by $500 million during the second quarter of 2023 from $900 million at March 31, 2023 as the financial markets stabilized and the stress on liquidity declined. Total short-term borrowings at June 30, 2023 were $581.4 million, consisting of $246.9 million in federal funds purchased and $334.5 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements, federal funds sold, balances at the Federal Reserve Bank, and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks. The Bank may also access funds from borrowing facilities established with the Federal Home Loan Bank of Atlanta and the discount window of the Federal Reserve Bank of Atlanta. The Bank may also access funds through the Federal Reserve Bank Term Funding Program.  At June 30, 2023, our Bank had a total FHLB credit facility of $7.8 billion, with $400.0 million in FHLB advances and $2.1 million FHLB letters of credit outstanding at quarter-end, leaving $7.4 billion in availability on the FHLB credit facility.  At June 30, 2023, our Bank had $2.4 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion at June 30, 2023. The Bank had $1.2 billion of outstanding brokered deposits at the end of the quarter leaving $4.3 billion in available capacity. All of these resources would provide an additional $14.1 billion in funding if we needed additional liquidity. The Bank also has $4.1 billion in unpledged securities at June 30, 2023 that can be pledge to attain additional funds if necessary. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2023. We believe that our liquidity position continues to be adequate and readily available.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of June 30, 2023, the Company did not have such agreements. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

During the second quarter of 2022, management revised its deposit beta assumptions higher due to the rapid increase in interest rates and expected further increases. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred twenty-five basis points. During this period, the federal funds rate has increased 500 basis points. Accordingly, our cycle to date beta has been approximately 22.0%. Management recognizes the difficulty using historical data to forecast deposit betas in the current environment. For internal purposes, we are assuming a cumulative upward rate cycle beta of 29.0% with a terminal federal funds rate of 5.50% and a corresponding cumulative rate increase of 525 basis points.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in July 2023 as the Base Case. As of June 30, 2023, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 1.6% increase (up 100) and 2.2% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At June 30, 2023, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 1.9% decrease and 0.03% decrease, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.7% decrease and 1.1% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of June 30, 2023.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.6%
Up 200 basis points	2.8%
Down 100 basis points	(2.2%)
Down 200 basis points	(5.1%)

LIBOR Transition

The publication of all tenors of U.S. dollar LIBOR on a representative basis ceased as of the June 30, 2023. As previously noted, we established a cross-functional LIBOR transition working group that (1) assessed the Company's exposure to LIBOR indexed instruments and the data, systems and processes that were impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company developed and implemented various proactive steps to facilitate the transition on behalf of customers up through June 30, 2023, which included:

●	The adoption and implementation of fallback provisions that provided for the determination of replacement rates for LIBOR-linked financial products.
●	The adoption of new products linked to alternative reference rates, such as adjustable-rate mortgages, consistent with guidance provided by the U.S. regulators, the Alternative Reference Rates Committee, and GSEs.
●	The selection of SOFR indices as the replacement indices, and successful completion of systems testing using the SOFR replacement indices.
●	Successful transition of Libor-exposed instruments to SOFR and other indices as appropriate for contracts that provided for a specific replacement index other than SOFR.

We utilized the provisions of the Adjustable Interest Rate (LIBOR) Act passed by Congress and signed into law by the President in March 2022 for certain contracts referencing LIBOR. The Act provides for the use of SOFR as the replacement index with a spread adjustment when the remaining LIBOR indices are discontinued. The Act applies when there is no contract provision addressing the loss of LIBOR and may be used otherwise as well, provided the contract does not provide for a specific replacement index.

In addition, the Company developed and implemented processes to educate client-facing associates and coordinate communications with customers regarding the transition.

As of June 30, 2023, the Company’s LIBOR-indexed loans, derivatives, and trust preferred securities have migrated to SOFR and other indices and will reprice by reference to such replacement indices at the next scheduled repricing date. Final validations and other verification tasks will be completed during the third quarter of 2023.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of June 30, 2023, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.1 billion at June 30, 2023. Based on this criteria, we had seven such credit concentrations at June 30, 2023, including loans to lessors of nonresidential buildings (except mini-warehouses) of $6.9 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.1 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $8.0 billion, loans secured by jumbo (original loans greater than $548,250) of $2.3 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $2.1 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2023 and December 31, 2022, the Bank’s CDL concentration ratio was 59.9% and 64.8%, respectively, and its CRE concentration ratio was 242.3% and 249.0%, respectively. As of June 30, 2023, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by Bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average equity (GAAP)	9.34%	9.36%	10.14%	8.81%
Effect to adjust for intangible assets	6.47%	7.23%	7.13%	6.47%
Return on average tangible equity (non-GAAP)	15.81%	16.59%	17.27%	15.28%

Average shareholders’ equity (GAAP)	$5,301,697	$5,109,325	$5,239,717	$5,023,721
Average intangible assets	(2,029,747)	(2,060,537)	(2,033,185)	(1,946,527)
Adjusted average shareholders’ equity (non-GAAP)	$3,271,950	$3,048,788	$3,206,532	$3,077,194

Net income (GAAP)	$123,447	$119,175	$263,373	$219,504
Amortization of intangibles	7,028	8,847	14,327	17,341
Tax effect	(1,535)	(1,916)	(3,129)	(3,723)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$128,940	$126,106	$274,571	$233,122

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2023 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2022.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of June 30, 2023, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of June 30, 2023, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of June 30, 2023 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

The following table reflects share repurchase activity during the second quarter of 2023:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

April 1 ‑ April 30	19,265	*	$68.83	—	4,120,021
May 1 - May 31	32,517	*	64.91	—	4,120,021
June 1 - June 30	2,422	*	70.28	—	4,120,021
Total	54,204			—	4,120,021
*

For the months ended April 30, 2023, May 31, 2023 and June 30, 2023, totals include 19,265, 32,517, and 2,422 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2022 Stock Repurchase Plan to repurchase shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws of SouthState Corporation dated April 26, 2023					X

10.1	Separation Agreement between SouthState Corporation and its Subsidiaries and John C. Pollok					X

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

*     Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: August 4, 2023	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2023	/s/ Sara G. Arana
Sara G. Arana
Senior Vice President and
Principal Accounting Officer