Form 10-Q
period 2023-09-30
SouthState Corp
filed 2023-11-03
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 1, 2023
Common Stock, $2.50 par value	76,065,258

SouthState Corporation and Subsidiaries

September 30, 2023 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$514,917	$548,387
Federal funds sold and interest-earning deposits with banks	587,626	580,491
Deposits in other financial institutions (restricted cash)	226,594	183,685
Total cash and cash equivalents	1,329,137	1,312,563
Trading securities, at fair value	114,154	31,263
Investment securities:
Securities held to maturity (fair value of $2,012,400 and $2,250,168)	2,533,713	2,683,241
Securities available for sale, at fair value	4,623,618	5,326,822
Other investments	187,152	179,717
Total investment securities	7,344,483	8,189,780
Loans held for sale	27,443	28,968
Loans:
Acquired - non-purchased credit deteriorated loans	5,064,254	5,943,092
Acquired - purchased credit deteriorated loans	1,171,543	1,429,731
Non-acquired loans	25,780,875	22,805,039
Less allowance for credit losses	(447,956)	(356,444)
Loans, net	31,568,716	29,821,418
Other real estate owned	434	1,023
Bank property held for sale	15,251	17,754
Premises and equipment, net	516,583	520,635
Bank owned life insurance ("BOLI")	984,881	964,708
Deferred tax assets	150,422	177,801
Derivatives assets	212,345	211,016
Mortgage servicing rights	89,476	86,610
Core deposit and other intangibles	95,094	116,450
Goodwill	1,923,106	1,923,106
Other assets	617,603	515,601
Total assets	$44,989,128	$43,918,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$11,158,431	$13,168,656
Interest-bearing	25,776,767	23,181,967
Total deposits	36,935,198	36,350,623
Federal funds purchased	253,486	213,597
Securities sold under agreements to repurchase	259,818	342,820
Corporate and subordinated debentures	391,997	392,275
Reserve for unfunded commitments	62,347	67,215
Derivative liabilities	1,251,878	1,034,143
Other liabilities	603,417	443,096
Total liabilities	39,758,141	38,843,769
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,017,366 and 75,704,563 shares issued and outstanding, respectively	190,043	189,261
Surplus	4,238,753	4,215,712
Retained earnings	1,618,080	1,347,042
Accumulated other comprehensive loss	(815,889)	(677,088)
Total shareholders’ equity	5,230,987	5,074,927
Total liabilities and shareholders’ equity	$44,989,128	$43,918,696

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$443,805	$312,856	$1,256,525	$818,473
Investment securities:
Taxable	40,330	39,300	123,149	108,368
Tax-exempt	5,543	5,986	17,687	15,937
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	10,831	18,190	31,610	30,359
Total interest income	500,509	376,332	1,428,971	973,137
Interest expense:
Deposits	133,944	7,534	290,673	17,040
Federal funds purchased and securities sold under agreements to repurchase	4,291	1,506	10,679	2,556
Corporate and subordinated debentures	6,014	4,958	17,572	13,874
Other borrowings	889	—	11,670	—
Total interest expense	145,138	13,998	330,594	33,470
Net interest income	355,371	362,334	1,098,377	939,667
Provision for credit losses	32,709	23,876	104,189	34,713
Net interest income after provision for credit losses	322,662	338,458	994,188	904,954
Noninterest income:
Fees on deposit accounts	32,830	30,326	95,790	91,198
Mortgage banking income	2,478	2,262	11,164	18,336
Trust and investment services income	9,556	9,603	29,316	29,152
Correspondent banking and capital markets income	12,916	16,427	45,697	70,445
SBA income	3,033	6,401	9,640	13,924
Securities gains, net	—	30	45	30
Other income	12,035	8,004	29,765	22,770
Total noninterest income	72,848	73,053	221,417	245,855
Noninterest expense:
Salaries and employee benefits	146,146	139,554	437,548	414,264
Occupancy expense	22,251	22,490	65,980	67,089
Information services expense	21,428	20,714	62,472	59,854
OREO and loan related expense	613	532	768	291
Amortization of intangibles	6,616	7,837	20,943	25,178
Supplies, printing and postage expense	2,623	2,621	7,817	7,210
Professional fees	3,456	3,495	11,522	11,575
FDIC assessment and other regulatory charges	8,632	6,300	24,745	16,444
Advertising and marketing	3,009	2,170	6,648	6,219
Merger, branch consolidation and severance related expense	164	13,679	11,384	29,345
Other expense	23,268	21,041	71,510	62,733
Total noninterest expense	238,206	240,433	721,337	700,202
Earnings:
Income before provision for income taxes	157,304	171,078	494,268	450,607
Provision for income taxes	33,160	38,035	106,751	98,060
Net income	$124,144	$133,043	$387,517	$352,547
Earnings per common share:
Basic	$1.63	$1.76	$5.10	$4.75
Diluted	$1.62	$1.75	$5.07	$4.71
Weighted average common shares outstanding:
Basic	76,139	75,606	76,034	74,185
Diluted	76,571	76,182	76,446	74,791

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$124,144	$133,043	$387,517	$352,547
Other comprehensive (loss) income:
Unrealized holding losses on available for sale securities:
Unrealized holding losses arising during period	(204,409)	(299,139)	(196,289)	(922,437)
Tax effect	50,918	73,588	57,521	227,148
Reclassification adjustment for gains included in net income	—	(30)	(45)	(30)
Tax effect	—	7	12	7
Net of tax amount	(153,491)	(225,574)	(138,801)	(695,312)
Other comprehensive loss, net of tax	(153,491)	(225,574)	(138,801)	(695,312)
Comprehensive (loss) income	$(29,347)	$(92,531)	$248,716	$(342,765)

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, June 30, 2022	75,641,322	$189,103	$4,195,976	$1,146,230	$(490,884)	$5,040,425
Comprehensive loss:
Net income	—	—	—	133,043	—	133,043
Other comprehensive loss, net of tax effects	—	—	—	—	(225,574)	(225,574)
Total comprehensive loss						(92,531)
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,834)	—	(37,834)
Cash dividend equivalents paid on restricted stock units	—	—	—	(26)	—	(26)
Employee stock purchases	10,084	25	714	—	—	739
Stock options exercised	18,980	47	732	—	—	779
Restricted stock awards (forfeits)	(1,550)	(3)	3	—	—	—
Stock issued pursuant to restricted stock units	18,560	46	(46)	—	—	—
Common stock repurchased	(10,951)	(27)	(851)	—	—	(878)
Share-based compensation expense	—	—	10,512	—	—	10,512
Balance, September 30, 2022	75,676,445	$189,191	$4,207,040	$1,241,413	$(716,458)	$4,921,186

Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010
Comprehensive loss:
Net income	—	—	—	124,144	—	124,144
Other comprehensive loss, net of tax effects	—	—	—	—	(153,491)	(153,491)
Total comprehensive loss						(29,347)
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,526)	—	(39,526)
Cash dividend equivalents paid on restricted stock units	—	—	—	(46)	—	(46)
Employee stock purchases	11,341	28	681	—	—	709
Stock options exercised	3,640	9	210	—	—	219
Restricted stock awards (forfeits)	(206)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	11,709	30	(30)	—	—	—
Common stock repurchased	(5,097)	(13)	(374)	—	—	(387)
Share-based compensation expense	—	—	9,355	—	—	9,355
Balance, September 30, 2023	76,017,366	$190,043	$4,238,753	$1,618,080	$(815,889)	$5,230,987

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2023 and 2022

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	352,547	—	352,547
Other comprehensive loss, net of tax effects	—	—	—	—	(695,312)	(695,312)
Total comprehensive loss						(342,765)
Cash dividends declared on common stock at $1.48 per share	—	—	—	(108,639)	—	(108,639)
Cash dividend equivalents paid on restricted stock units	—	—	—	(152)	—	(152)
Employee stock purchases	19,162	48	1,395	—	—	1,443
Stock options exercised	37,236	92	1,424	—	—	1,516
Restricted stock awards (forfeits)	(2,816)	(6)	6	—	—	—
Stock issued pursuant to restricted stock units	383,369	958	(957)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(111,568)	(279)	(8,778)	—	—	(9,057)
Share-based compensation expense	—	—	28,311	—	—	28,311
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, September 30, 2022	75,676,445	$189,191	$4,207,040	$1,241,413	$(716,458)	$4,921,186

Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	387,517	—	387,517
Other comprehensive loss, net of tax effects	—	—	—	—	(138,801)	(138,801)
Total comprehensive income						248,716
Cash dividends declared on common stock at $1.52 per share	—	—	—	(115,400)	—	(115,400)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,079)	—	(1,079)
Employee stock purchases	20,903	52	1,304	—	—	1,356
Stock options exercised	27,156	68	1,324	—	—	1,392
Restricted stock awards (forfeits)	(2,559)	(7)	7	—	—	—
Stock issued pursuant to restricted stock units	370,493	927	(927)	—	—	—
Common stock repurchased	(103,190)	(258)	(7,151)	—	—	(7,409)
Share-based compensation expense	—	—	28,484	—	—	28,484
Balance, September 30, 2023	76,017,366	$190,043	$4,238,753	$1,618,080	$(815,889)	$5,230,987

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$387,517	$352,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,365	48,765
Provision for credit losses	104,189	34,713
Deferred income taxes	72,680	123,905
Gains on sale of securities, net	(45)	(30)
Share-based compensation expense	28,484	28,311
Accretion of discount related to acquired loans	(16,931)	(29,061)
Losses on disposal of premises and equipment	27	3,483
Gains on sale of bank properties held for sale and repossessed real estate	(1,454)	(787)
Net amortization of premiums on investment securities	15,181	21,528
Bank properties held for sale and repossessed real estate write downs	1,525	226
Fair value adjustment for loans held for sale	508	7,604
Originations and purchases of loans held for sale	(666,880)	(1,273,659)
Proceeds from sales of loans held for sale	670,223	1,421,238
(Gains) losses on sales of loans held for sale	(2,327)	2,062
Increase in cash surrender value of BOLI	(18,573)	(17,188)
Net change in:
Accrued interest receivable	(16,665)	(22,788)
Prepaid assets	(4,178)	(1,180)
Operating leases	231	245
Bank owned life insurance	(1,589)	(423)
Trading securities	(82,891)	25,749
Derivative assets	(1,329)	205,641
Miscellaneous other assets	(41,921)	(6,642)
Accrued interest payable	38,945	2,745
Accrued income taxes	(31,740)	(54,219)
Derivative liabilities	217,735	790,388
Miscellaneous other liabilities	125,989	(86,653)
Net cash provided by operating activities	821,076	1,576,520
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	125,298	482,028
Proceeds from maturities and calls of investment securities held to maturity	145,751	176,401
Proceeds from maturities and calls of investment securities available for sale	404,718	460,910
Proceeds from sales and redemptions of other investment securities	185,875	13,216
Purchases of investment securities available for sale	(34,505)	(1,366,327)
Purchases of investment securities held to maturity	—	(1,099,691)
Purchases of other investment securities	(193,310)	(20,387)
Net increase in loans	(1,855,352)	(2,516,308)
Net cash received from acquisitions	—	250,115
Recoveries of loans previously charged off	12,630	15,381
Purchase of bank owned life insurance	(5,966)	(85,966)
Purchases of premises and equipment	(26,372)	(13,781)
Proceeds from redemption and payout of bank owned life insurance policies	5,956	1,188
Proceeds from sale of bank properties held for sale and repossessed real estate	8,392	8,564
Proceeds from sale of premises and equipment	850	3,772
Net cash used in investing activities	(1,226,035)	(3,690,885)
Cash flows from financing activities:
Net increase (decrease) in deposits	585,786	(1,221,468)
Net decrease in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(43,113)	(223,437)
Proceeds from FHLB borrowings	5,350,200	—
Repayment of FHLB borrowings	(5,350,200)	(13,000)
Common stock issuance	1,356	1,444
Common stock repurchases	(7,409)	(119,261)
Dividends paid	(116,479)	(108,791)
Stock options exercised	1,392	1,516
Net cash provided by (used in) financing activities	421,533	(1,682,997)
Net increase (decrease) in cash and cash equivalents	16,574	(3,797,362)
Cash and cash equivalents at beginning of period	1,312,563	6,721,571
Cash and cash equivalents at end of period	$1,329,137	$2,924,209
Supplemental Disclosures:		\
Cash Flow Information:
Cash paid for:
Interest	$291,649	$34,227
Income taxes	$68,672	$31,611
Recognition of operating lease assets in exchange for lease liabilities	$701	$12,616
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$3,501,273
Other intangible assets acquired	—	20,791
Liabilities assumed	—	3,205,694
Net identifiable assets acquired over liabilities assumed	—	341,440
Common stock issued in acquisition	—	659,772
Real estate acquired in full or in partial settlement of loans	$3,298	$1,151

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

We place non-acquired loans and acquired loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection and excludes factored receivables. For factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement due date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company had $2.5 billion and $2.7 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2023 and December 31, 2022, the accrued interest receivables for all investment securities recorded in Other Assets were $25.6 million and $28.2 million, respectively.

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

As of January 1, 2023, the Company adopted and applied prospectively ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, that requires the elimination of designation of loans as TDRs. Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications. Longstanding TDR accounting rules were replaced as of January 1, 2023 with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Note 3 — Recent Accounting and Regulatory Pronouncements). In accordance with the adoption of ASU 2022-02, any loans modified to a borrower experiencing financial difficulty are reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

Effective January 1, 2023, the ACL includes expected losses from modifications of receivables to borrowers experiencing financial difficulty. Losses on modifications of non-accrual loans over $1 million to borrowers experiencing financial difficulty are estimated on an individual basis. Because the effect of the remainder of modifications made to borrowers experiencing financial difficulty is already incorporated into the measurement methodologies used to estimate the allowance, they are accounted for as pooled loans. The effects of reasonably expected TDRs are no longer considered in the measurement of expected credit losses. Prior to the adoption of ASU No. 2022-02, when determining the contractual term, the Company considered expected prepayments but was precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expected it would execute a TDR with a borrower. In the event of a reasonably expected TDR, the Company factored the reasonably-expected TDR into the expected credit losses estimate. For consumer loans, the point at which a TDR was reasonably expected was when the Company approved the borrower’s application for a modification (i.e., the borrower qualifies for the TDR) or when the Credit Administration department approved loan concessions on substandard loans. For commercial loans, the point at which a TDR was reasonably expected was when the Company approved the loan for modification or when the Credit Administration department approved loan concessions on substandard loans. The Company used a discounted cash flow methodology for a TDR to calculate the effect of the concession provided to the borrower within the ACL.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2023 and December 31, 2022, the accrued interest receivables for loans recorded in Other Assets were $123.1 million and $105.4 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2023 and December 31, 2022, the liabilities recorded for expected credit losses on unfunded commitments were $62.3 million and $67.2 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Net Income.

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

(Dollars in thousands)	Three Months Ended	Nine Months Ended
INCOME STATEMENT	September 30, 2022	September 30, 2022
Interest income:
Effect to interest income on federal funds sold and interest-earning
deposits with banks	$1,522	$2,203
Net effect to interest income	1,522	2,203
Effect to interest expense on deposits	(2,603)	(3,502)
Net effect to interest expense	(2,603)	(3,502)
Net effect to net interest income	$4,125	$5,705

Noninterest Income:
Effect to correspondent banking and capital markets income	$(4,125)	$(5,705)
Net effect to noninterest income	$(4,125)	$(5,705)
Net effect to net income	$—	$—

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

During the nine months ended September 30, 2023, the Company incurred approximately $2.4 million of acquisition costs related to this transaction. The Company did not incur acquisition cost related to this transaction during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company incurred approximately $7.1 million and $15.0 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger and Branch Consolidation Related Expenses on the Company’s Consolidated Statements of Net Income.

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

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2023:
U.S. Government agencies	$197,266	$—	$(33,016)	$164,250
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,474,360	—	(303,022)	1,171,338
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	451,928	—	(85,938)	365,990
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	355,664	—	(85,773)	269,891
Small Business Administration loan-backed securities	54,495	—	(13,564)	40,931
	$2,533,713	$—	$(521,313)	$2,012,400
December 31, 2022:
U.S. Government agencies	$197,262	$—	$(29,787)	$167,475
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	—	(255,093)	1,336,553
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	—	(69,664)	404,996
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	—	(66,304)	296,282
Small Business Administration loan-backed securities	57,087	—	(12,225)	44,862
	$2,683,241	$—	$(433,073)	$2,250,168

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2023:
U.S. Treasuries	$174,322	$—	$(2,063)	$172,259
U.S. Government agencies	246,059	—	(29,305)	216,754
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,851,803	—	(363,097)	1,488,706
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	644,581	—	(125,154)	519,427
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,199,936	3	(250,407)	949,532
State and municipal obligations	1,132,238	1	(259,232)	873,007
Small Business Administration loan-backed securities	429,785	120	(52,435)	377,470
Corporate securities	30,546	1	(4,084)	26,463
	$5,709,270	$125	$(1,085,777)	$4,623,618
December 31, 2022:
U.S. Treasuries	$272,416	$—	$(6,778)	$265,638
U.S. Government agencies	245,972	—	(26,884)	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,996,405	—	(298,052)	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,337	—	(107,292)	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,196,700	2,542	(198,844)	1,000,398
State and municipal obligations	1,269,525	1,210	(205,883)	1,064,852
Small Business Administration loan-backed securities	491,203	302	(46,695)	444,810
Corporate securities	35,583	—	(2,945)	32,638
	$6,216,141	$4,054	$(893,373)	$5,326,822

During the nine months ended September 30, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million, a net gain of $45,000, realized from the sale of available for sale securities. There were no sales during the three months ended September 30, 2023. During the three and nine months ended September 30, 2022, there were gains of $103,000 and losses of $73,000, a net gain of $30,000, realized from the sale of available for sale securities. During the three months ended March 31, 2022, the Company sold securities totaling $414.4 million that were legacy Atlantic Capital securities. These securities were marked to fair value at merger and therefore resulted in no gain or loss on sale.

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2023:
Federal Home Loan Bank stock	$18,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,243
$187,152
December 31, 2022:
Federal Home Loan Bank stock	$15,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,808
$179,717

Our other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2023, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at September 30, 2023, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$50,000	$48,682	$234,334	$231,348
Due after one year through five years	50,994	44,922	256,202	239,370
Due after five years through ten years	407,416	341,124	1,342,414	1,104,205
Due after ten years	2,025,303	1,577,672	3,876,320	3,048,695
	$2,533,713	$2,012,400	$5,709,270	$4,623,618

Information pertaining to our securities with gross unrealized losses at September 30, 2023 and December 31, 2022, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$33,016	$164,250
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	303,022	1,171,338
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	85,938	365,990
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	85,773	269,891
Small Business Administration loan-backed securities	—	—	13,564	40,931
	$—	$—	$521,313	$2,012,400
Securities Available for Sale
U.S. Treasuries	$—	$—	$2,063	$172,259
U.S. Government agencies	—	—	29,305	216,754
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1	94	363,096	1,488,330
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	125,154	519,427
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	8,606	64,756	241,801	879,801
State and municipal obligations	705	9,860	258,527	860,725
Small Business Administration loan-backed securities	163	67,609	52,272	284,393
Corporate securities	—	—	4,084	25,963
	$9,475	$142,319	$1,076,302	$4,447,652
December 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$5,514	$78,833	$24,273	$88,642
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	65,181	513,086	189,912	823,467
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30,284	277,868	39,380	127,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,318	82,895	51,986	213,387
Small Business Administration loan-backed securities	—	—	12,225	44,862
	$115,297	$952,682	$317,776	$1,297,486
Securities Available for Sale
U.S. Treasuries	$6,778	$265,638	$—	$—
U.S. Government agencies	8,193	138,807	18,691	80,281
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	42,767	459,773	255,285	1,238,580
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	21,450	274,082	85,842	326,963
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,156	206,228	181,688	767,002
State and municipal obligations	97,084	616,631	108,799	391,848
Small Business Administration loan-backed securities	2,152	92,535	44,543	264,933
Corporate securities	2,209	28,374	736	4,264
	$197,789	$2,082,068	$695,584	$3,073,871

The Company’s evaluation methodology for securities impairment is disclosed in Note 3 — Securities, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2022. All debt securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

At September 30, 2023, investment securities with a market value of $2.5 billion and a carrying value of $2.8 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 21 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $2.8 million carrying value of investment securities pledged, $2.0 billion were pledged to secure public funds deposits, $651.9 million were pledged to secure FHLB advances and $133.5 million were pledged to secure interest rate swap positions with correspondents. At December 31, 2022, investment securities with a market value of $2.7 billion and a carrying value of $2.9 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.9 million carrying value of investment securities pledged, $2.1 billion were pledged to secure public funds deposits, $630.0 million were pledged to secure FHLB advances and $149.2 million were pledged to secure interest rate swap positions with correspondents.

At September 30, 2023 and December 31, 2022, trading securities, at estimated fair value, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
U.S. Government agencies	$9,945	$11,190
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	21,399	—
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	13,590	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	44,910	4,589
State and municipal obligations	16,059	13,993
Other debt securities	8,251	1,491
	$114,154	$31,263

Net gains (losses) on trading securities for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net (losses) gains on sales transaction	$(76)	$76	$(116)	$(1,544)
Net mark to mark gains (losses)	176	465	(25)	(1,969)
Net gains (losses) on trading securities	$100	$541	$(141)	$(3,513)

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Loans:
Construction and land development (1)	$2,776,241	$2,860,360
Commercial non-owner occupied	8,702,352	8,072,959
Commercial owner occupied real estate	5,539,097	5,460,193
Consumer owner occupied (2)	6,259,048	5,162,042
Home equity loans	1,349,097	1,313,168
Commercial and industrial	5,458,229	5,313,483
Other income producing property	670,331	696,242
Consumer	1,258,078	1,278,426
Other loans	4,199	20,989
Total loans	32,016,672	30,177,862
Less allowance for credit losses	(447,956)	(356,444)
Loans, net	$31,568,716	$29,821,418
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2023 and December 31, 2022, to include net deferred costs of $64.7 million compared to net deferred costs of $49.7 million, respectively, and unamortized discount related to loans acquired of $55.2 million and $72.1 million, respectively. Accrued interest receivables of $123.1 million and $105.4 million, respectively, are accounted for separately and reported in other assets for the periods September 30, 2023 and December 31, 2022.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of September 30, 2023 and December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$342,418	$920,495	$502,988	$24,380	$10,853	$27,023	$60,848	$1,889,005
Special mention	—	11,530	1,040	9	817	473	—	13,869
Substandard	394	1,019	—	251	1,289	7,327	—	10,280
Doubtful	—	—	—	2	—	5	—	7
Total Construction and land development	$342,812	$933,044	$504,028	$24,642	$12,959	$34,828	$60,848	$1,913,161
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$2	$—	$2

Commercial non-owner occupied
Risk rating:
Pass	$627,660	$2,535,022	$2,036,897	$704,631	$791,932	$1,629,748	$94,728	$8,420,618
Special mention	24,499	6,089	4,074	33,091	9,935	13,889	95	91,672
Substandard	31,826	10,487	15,880	19,511	34,121	78,236	—	190,061
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner occupied	$683,985	$2,551,598	$2,056,852	$757,233	$835,988	$1,721,873	$94,823	$8,702,352
Commercial non-owner occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$—	$—	$51

Commercial Owner Occupied
Risk rating:
Pass	$428,352	$1,074,223	$1,125,327	$653,996	$674,921	$1,239,235	$80,845	$5,276,899
Special mention	1,560	33,594	22,258	12,318	9,581	27,864	8,595	115,770
Substandard	14,967	12,326	24,269	15,448	18,648	60,762	—	146,420
Doubtful	3	—	—	1	—	4	—	8
Total commercial owner occupied	$444,882	$1,120,143	$1,171,854	$681,763	$703,150	$1,327,865	$89,440	$5,539,097
Commercial owner occupied
Current-period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$126

Commercial and industrial
Risk rating:
Pass	$921,531	$1,225,758	$728,158	$399,814	$197,974	$454,648	$1,343,128	$5,271,011
Special mention	8,950	12,662	10,435	3,032	4,310	1,307	14,455	55,151
Substandard	12,335	12,175	16,513	4,362	6,531	13,661	66,433	132,010
Doubtful	3	9	29	—	—	13	3	57
Total commercial and industrial	$942,819	$1,250,604	$755,135	$407,208	$208,815	$469,629	$1,424,019	$5,458,229
Commercial and industrial
Current-period gross charge-offs	$3,551	$2,169	$12,798	$381	$765	$831	$395	$20,890

Other income producing property
Risk rating:
Pass	$49,793	$138,439	$100,992	$54,040	$43,035	$115,214	$37,516	$539,029
Special mention	75	275	707	69	293	2,604	1,415	5,438
Substandard	744	632	1,776	476	546	6,430	483	11,087
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$50,612	$139,346	$103,475	$54,585	$43,874	$124,248	$39,414	$555,554
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner occupied
Risk rating:
Pass	$8,825	$4,588	$2,985	$1,423	$312	$386	$27,885	$46,404
Special mention	239	345	19	66	274	—	—	943
Substandard	—	1	—	928	1,574	184	150	2,837
Doubtful	—	—	—	—	—	2	—	2
Total Consumer owner occupied	$9,064	$4,934	$3,004	$2,417	$2,160	$572	$28,035	$50,186
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$4,199	$—	$—	$—	$—	$—	$—	$4,199
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$4,199	$—	$—	$—	$—	$—	$—	$4,199
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$2,382,778	$5,898,525	$4,497,347	$1,838,284	$1,719,027	$3,466,254	$1,644,950	$21,447,165
Special mention	35,323	64,495	38,533	48,585	25,210	46,137	24,560	282,843
Substandard	60,266	36,640	58,438	40,976	62,709	166,600	67,066	492,695
Doubtful	6	9	30	3	—	24	3	75
Total Commercial Loans	$2,478,373	$5,999,669	$4,594,348	$1,927,848	$1,806,946	$3,679,015	$1,736,579	$22,222,778
Total Commercial Loans
Current-period gross charge-offs	$3,551	$2,295	$12,849	$381	$765	$833	$395	$21,069

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$875,751	$742,985	$134,996	$63,439	$14,521	$29,442	$65,656	$1,926,790
Special mention	1,643	988	268	76	7,219	2,068	—	12,262
Substandard	214	10,409	11	2,326	—	4,282	—	17,242
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$877,608	$754,382	$135,275	$65,841	$21,740	$35,798	$65,656	$1,956,300
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner occupied
Risk rating:
Pass	$2,245,943	$1,849,079	$816,791	$959,707	$506,350	$1,417,397	$108,759	$7,904,026
Special mention	7,579	4,225	936	11,036	24,067	32,110	5,000	84,953
Substandard	13,256	25,557	609	9,383	6,472	26,366	2,257	83,900
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$2,266,778	$1,878,862	$818,336	$980,205	$536,889	$1,475,873	$116,016	$8,072,959
Commercial non-owner occupied
Current-period gross charge-offs	$8	$—	$—	$—	$—	$360	$—	$368

Commercial Owner Occupied
Risk rating:
Pass	$1,046,562	$1,136,289	$725,040	$709,669	$446,497	$1,080,522	$75,506	$5,220,085
Special mention	3,620	25,263	3,383	7,934	7,160	34,724	1,294	83,378
Substandard	12,861	34,210	19,962	16,502	9,487	62,808	895	156,725
Doubtful	—	—	1	—	—	4	—	5
Total commercial owner occupied	$1,063,043	$1,195,762	$748,386	$734,105	$463,144	$1,178,058	$77,695	$5,460,193
Commercial owner occupied
Current-period gross charge-offs	$—	$—	$—	$1,143	$—	$833	$—	$1,976

Commercial and industrial
Risk rating:
Pass	$1,566,203	$895,368	$506,655	$274,446	$212,522	$333,286	$1,386,678	$5,175,158
Special mention	5,885	3,782	3,401	1,859	3,378	1,316	24,347	43,968
Substandard	6,308	27,974	4,770	6,591	6,783	8,476	32,876	93,778
Doubtful	—	—	—	—	155	422	2	579
Total commercial and industrial	$1,578,396	$927,124	$514,826	$282,896	$222,838	$343,500	$1,443,903	$5,313,483
Commercial and industrial
Current-period gross charge-offs	$4	$2,825	$198	$630	$2,214	$2,589	$1,742	$10,202

Other income producing property
Risk rating:
Pass	$149,793	$92,887	$60,473	$46,189	$47,155	$107,436	$46,179	$550,112
Special mention	952	957	1,257	378	190	3,652	2,328	9,714
Substandard	876	359	1,281	300	214	11,214	1,065	15,309
Doubtful	401	—	—	—	—	136	—	537
Total other income producing property	$152,022	$94,203	$63,011	$46,867	$47,559	$122,438	$49,572	$575,672
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$50	$96

Consumer owner occupied
Risk rating:
Pass	$5,947	$3,124	$1,811	$418	$68	$332	$15,910	$27,610
Special mention	537	20	136	284	—	—	66	1,043
Substandard	13	95	12	1,614	—	202	151	2,087
Doubtful	—	—	—	—	1	—	—	1
Total Consumer owner occupied	$6,497	$3,239	$1,959	$2,316	$69	$534	$16,127	$30,741
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,911,188	$4,719,732	$2,245,766	$2,053,868	$1,227,113	$2,968,415	$1,698,688	$20,824,770
Special mention	20,216	35,235	9,381	21,567	42,014	73,870	33,035	235,318
Substandard	33,528	98,604	26,645	36,716	22,956	113,348	37,244	369,041
Doubtful	401	1	1	79	156	568	2	1,208
Total Commercial Loans	$5,965,333	$4,853,572	$2,281,793	$2,112,230	$1,292,239	$3,156,201	$1,768,969	$21,430,337
Total Commercial Loans
Current-period gross charge-offs	$12	$2,825	$198	$1,773	$2,214	$3,828	$1,792	$12,642

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of September 30, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$828,826	$1,968,603	$1,618,466	$630,494	$297,347	$847,666	$—	$6,191,402
30 days past due	515	1,396	1,665	657	239	1,914	—	6,386
60 days past due	597	1,047	493	143	202	1,239	—	3,721
90 days past due	—	1,970	565	1,099	316	3,403	—	7,353
Total Consumer owner occupied	$829,938	$1,973,016	$1,621,189	$632,393	$298,104	$854,222	$—	$6,208,862
Consumer owner occupied
Current-period gross charge-offs	$18	$49	$27	$—	$—	$2	$—	$96

Home equity loans
Days past due:
Current	$5,918	$6,092	$3,941	$2,250	$553	$12,740	$1,311,305	$1,342,799
30 days past due	119	47	177	—	205	733	2,708	3,989
60 days past due	—	—	20	—	87	543	688	1,338
90 days past due	—	49	—	192	1	376	353	971
Total Home equity loans	$6,037	$6,188	$4,138	$2,442	$846	$14,392	$1,315,054	$1,349,097
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$39	$—	$29	$59	$127

Consumer
Days past due:
Current	$260,764	$328,849	$155,263	$82,260	$65,734	$152,306	$186,659	$1,231,835
30 days past due	192	262	199	273	170	1,313	12,262	14,671
60 days past due	68	270	65	84	3	1,054	6,724	8,268
90 days past due	3	236	156	18	127	1,241	1,523	3,304
Total consumer	$261,027	$329,617	$155,683	$82,635	$66,034	$155,914	$207,168	$1,258,078
Consumer
Current-period gross charge-offs	$213	$1,190	$379	$250	$162	$403	$6,278	$8,875

Construction and land development
Days past due:
Current	$104,143	$548,493	$159,300	$26,240	$9,188	$15,415	$—	$862,779
30 days past due	—	—	—	—	—	59	—	59
60 days past due	—	—	—	—	—	11	—	11
90 days past due	3	211	—	—	—	17	—	231
Total Construction and land development	$104,146	$548,704	$159,300	$26,240	$9,188	$15,502	$—	$863,080
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$8	$—	$8

Other income producing property
Days past due:
Current	$6,329	$43,588	$18,825	$4,435	$2,558	$38,139	$281	$114,155
30 days past due	—	—	—	—	—	313	—	313
60 days past due	—	—	188	—	—	—	—	188
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$6,329	$43,588	$19,013	$4,435	$2,558	$38,573	$281	$114,777
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,205,980	$2,895,625	$1,955,795	$745,679	$375,380	$1,066,266	$1,498,245	$9,742,970
30 days past due	826	1,705	2,041	930	614	4,332	14,970	25,418
60 days past due	665	1,317	766	227	292	2,847	7,412	13,526
90 days past due	6	2,466	721	1,309	444	5,158	1,876	11,980
Total Consumer Loans	$1,207,477	$2,901,113	$1,959,323	$748,145	$376,730	$1,078,603	$1,522,503	$9,793,894

Current-period gross charge-offs	$231	$1,239	$406	$289	$162	$442	$6,337	$9,106

The following table presents total loans by origination year as of September 30, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$3,685,850	$8,900,782	$6,553,671	$2,675,993	$2,183,676	$4,757,618	$3,259,082	$32,016,672

Current-period gross charge-offs	$3,782	$3,534	$13,255	$670	$927	$1,275	$6,732	$30,175

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,695,454	$1,467,080	$657,005	$315,458	$187,580	$792,572	$—	$5,115,149
30 days past due	1,316	1,254	1,681	664	272	2,028	—	7,215
60 days past due	255	337	579	—	242	1,650	—	3,063
90 days past due	—	944	776	454	664	3,036	—	5,874
Total Consumer owner occupied	$1,697,025	$1,469,615	$660,041	$316,576	$188,758	$799,286	$—	$5,131,301
Consumer owner occupied
Current-period gross charge-offs	$25	$—	$—	$6	$23	$66	$—	$120

Home equity loans
Days past due:
Current	$5,921	$5,231	$3,282	$1,560	$1,955	$17,941	$1,272,848	$1,308,738
30 days past due	—	—	155	77	418	422	1,586	2,658
60 days past due	—	—	19	36	70	26	540	691
90 days past due	—	—	60	87	—	611	323	1,081
Total Home equity loans	$5,921	$5,231	$3,516	$1,760	$2,443	$19,000	$1,275,297	$1,313,168
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$19	$—	$280	$146	$445

Consumer
Days past due:
Current	$407,825	$206,003	$111,210	$86,008	$44,303	$141,053	$248,314	$1,244,716
30 days past due	718	194	78	174	63	1,255	17,471	19,953
60 days past due	55	103	107	36	144	557	9,836	10,838
90 days past due	126	60	58	66	165	1,660	784	2,919
Total consumer	$408,724	$206,360	$111,453	$86,284	$44,675	$144,525	$276,405	$1,278,426
Consumer
Current-period gross charge-offs	$254	$653	$337	$265	$62	$664	$7,979	$10,214

Construction and land development
Days past due:
Current	$466,475	$351,485	$50,472	$14,053	$7,006	$13,588	$379	$903,458
30 days past due	2	—	—	57	23	43	—	125
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	436	—	—	41	—	477
Total Construction and land development	$466,477	$351,485	$50,908	$14,110	$7,029	$13,672	$379	$904,060
Construction and land development
Current-period gross charge-offs	$—	$—	$21	$—	$—	$4	$—	$25

Other income producing property
Days past due:
Current	$45,717	$21,421	$4,937	$2,663	$4,322	$40,680	$624	$120,364
30 days past due	—	—	—	—	—	62	—	62
60 days past due	—	—	—	—	—	23	—	23
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$45,717	$21,421	$4,937	$2,663	$4,322	$40,886	$624	$120,570
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$2,621,392	$2,051,220	$826,906	$419,742	$245,166	$1,005,834	$1,522,165	$8,692,425
30 days past due	2,036	1,448	1,914	972	776	3,810	19,057	30,013
60 days past due	310	440	705	72	456	2,256	10,376	14,615
90 days past due	126	1,004	1,330	607	829	5,469	1,107	10,472
Total Consumer Loans	$2,623,864	$2,054,112	$830,855	$421,393	$247,227	$1,017,369	$1,552,705	$8,747,525

Current-period gross charge-offs	$279	$653	$358	$290	$85	$1,014	$8,125	$10,804

The following table presents total loans by origination year as of  December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$8,589,197	$6,907,684	$3,112,648	$2,533,623	$1,539,466	$4,173,570	$3,321,674	$30,177,862

Current-period gross charge-offs	$291	$3,478	$556	$2,063	$2,299	$4,842	$9,917	$23,446

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
September 30, 2023
Construction and land development	$1,272	$474	$46	$1,792	$2,773,766	$683	$2,776,241
Commercial non-owner occupied	4,922	1,378	—	6,300	8,672,765	23,287	8,702,352
Commercial owner occupied	3,973	1,498	1,701	7,172	5,497,065	34,860	5,539,097
Consumer owner occupied	5,145	1,595	26	6,766	6,229,717	22,565	6,259,048
Home equity loans	3,221	949	1	4,171	1,340,574	4,352	1,349,097
Commercial and industrial	27,715	14,819	806	43,340	5,345,740	69,149	5,458,229
Other income producing property	301	288	—	589	666,059	3,683	670,331
Consumer	14,522	7,965	24	22,511	1,230,826	4,741	1,258,078
Other loans	—	—	—	—	4,199	—	4,199
	$61,071	$28,966	$2,604	$92,641	$31,760,711	$163,320	$32,016,672
December 31, 2022
Construction and land development	$2,146	$3,653	$—	$5,799	$2,853,734	$827	$2,860,360
Commercial non-owner occupied	1,158	978	77	2,213	8,050,321	20,425	8,072,959
Commercial owner occupied	10,748	2,059	2,231	15,038	5,410,066	35,089	5,460,193
Consumer owner occupied	6,001	744	40	6,785	5,137,950	17,307	5,162,042
Home equity loans	2,527	361	—	2,888	1,303,964	6,316	1,313,168
Commercial and industrial	24,500	11,677	1,704	37,881	5,258,473	17,129	5,313,483
Other income producing property	1,623	1,480	298	3,401	690,107	2,734	696,242
Consumer	19,713	10,655	—	30,368	1,243,660	4,398	1,278,426
Other loans	—	—	—	—	20,989	—	20,989
	$68,416	$31,607	$4,350	$104,373	$29,969,264	$104,225	$30,177,862

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of September 30, 2023 and the information pertaining to nonaccrual loans by class, including restructured loans as of December 31, 2022:

	September 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2023	90 Days Accruing(1)	with no allowance(1)	2022
Construction and land development	$683	$46	$5	$827
Commercial non-owner occupied	23,287	—	14,066	20,425
Commercial owner occupied real estate	34,860	1,701	18,344	35,089
Consumer owner occupied	22,565	26	—	17,307
Home equity loans	4,352	1	—	6,316
Commercial and industrial	69,149	806	33,632	17,129
Other income producing property	3,683	—	—	2,734
Consumer	4,741	24	—	4,398
Total loans on nonaccrual status	$163,320	$2,604	$66,047	$104,225
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2023.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	September 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2023	Coverage	%	2022	Coverage	%
Commercial owner occupied real estate
Church	$3,581	$7,533	210%	$—	$—
Industrial	4,388	11,331	258%	—	—
Other	10,374	19,985	193%	14,638	38,900	266%
Commercial non-owner occupied real estate
Retail	3,327	4,950	149%	—	—
Other	13,039	27,922	214%	6,450	10,900	169%
Commercial and industrial
Other	50,378	70,035	139%	4,808	5,591	116%
Home equity loans
Residential 1-4 family dwelling	—	—		1,523	1,671	110%
Total collateral dependent loans	$85,087	$141,756		$27,419	$57,062

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $57.7 million during the nine months ended September 30, 2023.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 resulting from the adoption of ASU 2022-02, segregated by type of modification and asset class, and indicating the financial effect of the modifications. There were no modifications of this nature for the three months ended September 30, 2023. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $54,000 as of September 30, 2023.

	Nine Months Ended September 30,
	2023
			Increase in
	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$254	0.01%	12 months
Commercial non-owner occupied	1,250	0.01%	24 months
Commercial owner occupied real estate	7,591	0.14%	23 months
Consumer owner occupied	277	0.00%	6 months
Commercial and industrial	1,207	0.02%	6 months
Other income producing property	342	0.05%	60 months
Total term extensions	$10,921

	Nine Months Ended September 30,
	2023
		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner occupied	$259	3.63 to 3.00%	20 months
Total	$259

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate, for borrowers willing to continue to pay, to minimize losses for the Bank. At September 30, 2023, the Company had $3.3 million remaining in commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured, for the comparative period, prior to the adoption of ASU 2022-02.

	Three Months Ended September 30,
	2022
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	2	$2,321	$2,321
Commercial owner occupied	2	2,629	2,629
Commercial and industrial	1	535	535
Total interest rate modifications	5	$5,485	$5,485
Term modification
Commercial non-owner occupied	1	$375	$375
Commercial owner occupied	2	1,042	1,042
Commercial and industrial	3	3,097	3,097
Total term modifications	6	4,514	4,514
	11	$9,999	$9,999

	Nine Months Ended September 30,
	2022
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	3	$2,498	$2,498
Commercial owner occupied	3	2,855	2,855
Consumer owner occupied	1	96	96
Commercial and industrial	5	905	905
Other income producing property	2	111	111
Total interest rate modifications	14	$6,465	$6,465
Term modification
Construction and land development	1	$133	$133
Commercial non-owner occupied	1	375	375
Commercial owner occupied	3	1,451	1,451
Commercial and industrial	3	3,097	3,097
Total term modifications	8	$5,056	$5,056
	22	$11,521	$11,521

At September 30, 2022, the balance of accruing TDRs was $12.2 million. The Company had $599,000 remaining availability under commitments to lend additional funds on restructured loans at September 30, 2022. The amount of specific reserve associated with restructured loans was $12.3 million at September 30, 2022.

The following table presents the changes in status of loans modified within the previous nine months to borrowers experiencing financial difficulty, as of September 30, 2023, by type of modification. There were no subsequent defaults.

	Paying Under	Converted to	Foreclosures
	Restructured Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost
Term extension
Construction and land development	$254	$—	$—
Commercial non-owner occupied	1,250	—	—
Commercial owner occupied real estate	7,591	—	—
Consumer owner occupied	277	—	—
Commercial and industrial	1,207	—	—
Other income producing property	342	—	—
Total term extensions	$10,921	$—	$—
Term Extension and Interest Rate Reduction
Consumer owner occupied	259	—	—
Total combinations	$259	$—	$—
	$11,180	$—	$—

The following table presents the changes in status of TDR loans within the previous twelve months as of September 30, 2022 by type of concession, for the comparative period, prior to the adoption of ASU 2022-02. There were no subsequent defaults that resulted in a change to reserves on the individually evaluated loan.

	Paying Under		Converted to		Foreclosures and
	Restructured Terms		Nonaccrual		Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	16	$6,747	—	$—	—	$—
Term modification	9	5,354	—	—	—	—
	25	$12,101	—	$—	—	$—

The following table depicts the performance of loans modified within the previous nine months to borrowers experiencing financial difficulty, as of September 30, 2023:

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Construction and land development	$254	$—	$—
Commercial non-owner occupied	1,250	—	—
Commercial owner occupied real estate	7,591	—	—
Consumer owner occupied	536	—	—
Commercial and industrial	1,207	—	—
Other income producing property	342	—	—
Total	$11,180	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses.

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2023
Allowance for credit losses:
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392
Charge-offs	(57)	—	(88)	—	(8)	(3,129)	—	—	(91)	—	(14,597)	(17,970)
Recoveries	240	28	226	3	67	651	—	—	415	511	2,632	4,773
Net (charge offs) recoveries	183	28	138	3	59	(2,478)	—	—	324	511	(11,965)	(13,197)
Provision (recovery) (1)	(4,601)	74	(1,036)	(1,643)	9,099	656	2,825	56	1,932	8,749	17,650	33,761
Balance at end of period September 30, 2023	$77,051	$494	$13,314	$7,229	$64,472	$22,755	$12,592	$801	$73,015	$124,529	$51,704	$447,956

Three Months Ended September 30, 2022
Allowance for credit losses:
Balance at end of period June 30, 2022	$55,707	$533	$16,918	$7,565	$27,730	$24,752	$2,458	$703	$64,688	$85,169	$33,485	$319,708
Charge-offs	(50)	—	(23)	—	—	(2,742)	—	—	(1,353)	(8)	(2,950)	(7,126)
Recoveries	376	30	3,151	2	280	573	—	—	569	29	3,378	8,388
Net (charge offs) recoveries	326	30	3,128	2	280	(2,169)	—	—	(784)	21	428	1,262
Provision (recovery) (1)	11,987	(40)	(3,980)	763	3,798	4,221	666	(1)	(9,745)	(8,937)	4,696	3,428
Balance at end of period September 30, 2022	$68,020	$523	$16,066	$8,330	$31,808	$26,804	$3,124	$702	$54,159	$76,253	$38,609	$324,398

(1)	A negative provision for credit losses of $1.1 million was recorded during the third quarter of 2023, compared to a provision for credit losses of $20.0 million recorded during the third quarter of 2022 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(96)	—	(127)	—	(10)	(8,875)	—	—	(126)	(51)	(20,890)	(30,175)
Recoveries	836	36	1,003	97	523	1,755	—	—	801	951	6,628	12,630
Net (charge offs) recoveries	740	36	876	97	513	(7,120)	—	—	675	900	(14,262)	(17,545)
Provision (benefit) (1)	4,123	53	(2,448)	(1,842)	18,549	7,108	8,908	(48)	14,257	45,144	15,253	109,057
Balance at end of period September 30, 2023	$77,051	$494	$13,314	$7,229	$64,472	$22,755	$12,592	$801	$73,015	$124,529	$51,704	$447,956

Nine Months Ended September 30, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(169)	(19)	(444)	—	(4)	(7,527)	—	—	(1,802)	(368)	(8,446)	(18,779)
Recoveries	1,131	195	3,803	7	924	1,765	—	—	977	402	6,175	15,379
Net (charge offs) recoveries	962	176	3,359	7	920	(5,762)	—	—	(825)	34	(2,271)	(3,400)
Provision (benefit) (1)	18,859	(290)	(750)	3,324	(8,678)	9,366	(2,223)	137	(11,738)	(6,127)	(3,344)	(1,464)
Balance at end of period September 30, 2022	$68,020	$523	$16,066	$8,330	$31,808	$26,804	$3,124	$702	$54,159	$76,253	$38,609	$324,398
(1)	A negative provision for credit losses of $4.9 million was recorded during the first nine months of 2023, compared to a provision for credit losses of $22.5 million during the first nine months of 2022 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of information pertaining to OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Properties Held for Sale	Total
Balance, December 31, 2022	$1,023	$17,754	$18,777
Additions, net	3,298	2,073	5,371
Write-downs	—	(1,525)	(1,525)
Sold	(3,887)	(3,051)	(6,938)
Balance, September 30, 2023	$434	$15,251	$15,685

At September 30, 2023, there were a total of five properties included in OREO compared to six properties at December 31, 2022. At September 30, 2023, there were a total of 14 properties included in bank premises held for sale which compares to 17 properties included in premises held for sale, at December 31, 2022. At September 30, 2023, we had $416,000 in residential real estate included in OREO and $4.1 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 9 — Leases

As of September 30, 2023 and December 31, 2022, we had operating right-of-use (“ROU”) assets of $103.1 million and $108.0 million, respectively, and operating lease liabilities of $111.0 million and $115.6 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 21 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$350	$350
Interest on lease liabilities – finance leases	10	12	31	37
Operating lease cost (cost resulting from lease payments)	4,296	4,550	12,814	13,419
Short-term lease cost	104	218	318	592
Variable lease cost (cost excluded from lease payments)	852	615	2,327	1,813
Total lease cost	$5,379	$5,512	$15,840	$16,211
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$10	$12	$31	$37
Finance lease – financing cash flows	111	109	331	325
Operating lease – operating cash flows (fixed payments)	4,233	4,356	12,483	12,982
Operating lease – operating cash flows (net change asset/liability)	(3,400)	(3,466)	(10,008)	(10,313)
New ROU assets – operating leases	—	—	701	12,616
New ROU assets – finance leases	—	—	—	—
Weighted – average remaining lease term (years) – finance leases			4.68	5.67
Weighted – average remaining lease term (years) – operating leases			9.47	10.13
Weighted – average discount rate - finance leases			1.7%	1.7%
Weighted – average discount rate - operating leases			3.1%	3.0%

Operating lease payments due:
2023 (excluding 9 months ended September 30, 2023)			$4,187
2024			15,799
2025			14,450
2026			14,058
2027			13,080
Thereafter			68,542
Total undiscounted cash flows			130,116
Discount on cash flows			(19,118)
Total operating lease liabilities			$110,998

As of September 30, 2023, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. As of September 30, 2023, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2023, we had no additional operating leases that have not yet commenced.

Note 10 — Deposits

Our total deposits are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$11,158,431	$13,168,656
Interest-bearing checking	7,806,243	8,955,519
Savings	2,760,166	3,464,351
Money market	10,756,431	8,342,111
Time deposits	4,453,927	2,419,986
Total deposits	$36,935,198	$36,350,623

At September 30, 2023 and December 31, 2022, we had $875.0 million and $464.9 million in certificates of deposits greater than $250,000, respectively.

Note 11 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 21. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan received a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.0 million and $12.7 million, respectively, for the three and nine months ended September 30, 2023 and $3.9 million and $12.0 million, respectively, for the three and nine months ended September 30, 2022 related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2023	2022	2023	2022
Basic earnings per common share:
Net income	$124,144	$133,043	$387,517	$352,547
Weighted-average basic common shares	76,139	75,606	76,034	74,185
Basic earnings per common share	$1.63	$1.76	$5.10	$4.75
Diluted earnings per common share:
Net income	$124,144	$133,043	$387,517	$352,547
Weighted-average basic common shares	76,139	75,606	76,034	74,185
Effect of dilutive securities	432	576	412	606
Weighted-average dilutive shares	76,571	76,182	76,446	74,791
Diluted earnings per common share	$1.62	$1.75	$5.07	$4.71

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
Number of shares			57,169			57,169			57,169			57,169
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2023	161,832	$66.20
Exercised	(22,651)	52.50
Expired	(5,491)	32.25
Outstanding at September 30, 2023	133,690	69.91	2.67	$1,019
Exercisable at September 30, 2023	133,690	69.91	2.67	$1,019

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first nine months of 2023. Because all outstanding stock options had vested as of December 31, 2022, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the nine months ended September 30, 2023. The intrinsic value of stock option shares exercised for the nine months ended September 30, 2023 was $573,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2023	50,506	$89.12
Vested	(30,609)	90.00
Forfeited	(2,559)	90.00
Nonvested at September 30, 2023	17,338	$87.43

As of September 30, 2023, there was $858,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 1.01 years as of September 30, 2023. The total fair value of shares vested during the nine months ended September 30, 2023 was $2.4 million.

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

Outstanding RSUs at target for the nine months ended September 30, 2023 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2023	940,512	$73.82
Granted	386,987	74.59
Vested	(370,493)	71.78
Forfeited	(10,052)	76.02
Outstanding at September 30, 2023	946,954	$74.91

The nonvested shares of 946,954 at September 30, 2023 includes 147,955 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2021, 2022 and 2023 Long Term Incentive performance-based RSU grants, an additional 148,756 shares in total may be issued by the Company at the end of the three-year performance periods.

As of September 30, 2023, there was $30.7 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.06 years as of September 30, 2023. The total fair value of RSUs vested and released during the nine months ended September 30, 2023 was $26.6 million.

Note 14 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2023, commitments to extend credit and standby letters of credit totaled $10.6 billion. As of September 30, 2023, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $62.3 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of September 30, 2023, any such liability is not expected to have a material effect on our consolidated financial statements.

In May 2023, the Federal Deposit Insurance Corporation (“FDIC”) approved a notice of proposed rulemaking to implement a special assessment, in connection with the systemic risk determination announced in March 2023, to recover the cost associated with protecting uninsured depositors following the recent bank failures. The FDIC is proposing to collect the special assessment at the base annual rate of approximately 12.5 basis points of the Company’s uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, over eight quarterly assessment periods, beginning after the first quarter 2024. We expect the FDIC will enact a special deposit insurance assessment in the second half of 2023 that will significantly increase our FDIC deposit insurance costs. The total cost and timing is subject to change prior to any final rule depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
Assets
Derivative financial instruments	$212,345	$—	$212,345	$—
Loans held for sale	27,443	—	27,443	—
Trading securities	114,154	—	114,154	—
Securities available for sale:
U.S. Treasuries	172,259	—	172,259	—
U.S. Government agencies	216,754	—	216,754	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,488,706	—	1,488,706	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	519,427	—	519,427	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	949,532	—	949,532	—
State and municipal obligations	873,007	—	873,007	—
Small Business Administration loan-backed securities	377,470	—	377,470	—
Corporate securities	26,463	—	26,463	—
Total securities available for sale	4,623,618	—	4,623,618	—
Mortgage servicing rights	89,476	—	—	89,476
SBA servicing asset	5,654	—	—	5,654
	$5,072,690	$—	$4,977,560	$95,130
Liabilities
Derivative financial instruments	$1,251,878	$—	$1,251,878	$—

December 31, 2022:
Assets
Derivative financial instruments	$211,016	$—	$211,016	$—
Loans held for sale	28,968	—	28,968	—
Trading securities	31,263	—	31,263	—
Securities available for sale:
U.S. Treasuries	265,638	—	265,638	—
U.S. Government agencies	219,088	—	219,088	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	—	1,698,353	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	—	601,045	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	—	1,000,398	—
State and municipal obligations	1,064,852	—	1,064,852	—
Small Business Administration loan-backed securities	444,810	—	444,810	—
Corporate securities	32,638	—	32,638	—
Total securities available for sale	5,326,822	—	5,326,822	—
Mortgage servicing rights	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	6,068
	$5,690,747	$—	$5,598,069	$92,678
Liabilities
Derivative financial instruments	$1,034,143	$—	$1,034,143	$—

Fair Value Option

The Company has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans.

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Fair value	$27,443	$28,968
Unpaid principal balance	26,921	27,937
Fair value less aggregated unpaid principal balance	$522	$1,031

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022	Income Statement Location
Mortgage loans held for sale	$(574)	$(2,149)	$(508)	$(7,604)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2023. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2023 is as follows:

(Dollars in thousands)	MSRs
Fair value, January 1, 2023	$86,610
Servicing assets that resulted from transfers of financial assets	6,752
Changes in fair value due to valuation inputs or assumptions	2,450
Changes in fair value due to decay	(6,336)
Fair value, September 30, 2023	$89,476

In 2022, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending September 30, 2023 is as follows:

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2023	$6,068
Servicing assets that resulted from transfers of financial assets	1,103
Changes in fair value due to decay	(1,951)
Changes in fair value due to valuation inputs or assumptions	434
Fair value, September 30, 2023	$5,654

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2023.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023:
OREO	$434	$—	$—	$434
Bank properties held for sale	15,251	—	—	15,251
Individually evaluated loans	76,890	—	—	76,890
December 31, 2022:
OREO	$1,023	$—	$—	$1,023
Bank properties held for sale	17,754	—	—	17,754
Individually evaluated loans	20,802	—	—	20,802

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2023	2022
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	26%	31%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	22%	16%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2023 and December 31, 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2022.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2023
Financial assets:
Cash and cash equivalents	$1,329,137	$1,329,137	$1,329,137	$—	$—
Trading securities	114,154	114,154	—	114,154	—
Investment securities	7,344,483	6,823,170	187,152	6,636,018	—
Loans held for sale	27,443	27,443	—	27,443	—
Loans, net of allowance for credit losses	31,568,716	29,773,087	—	—	29,773,087
Accrued interest receivable	151,259	151,259	—	26,561	124,698
Mortgage servicing rights	89,476	89,476	—	—	89,476
SBA servicing asset	5,654	5,654	—	—	5,654
Interest rate swap – non-designated hedge	211,109	211,109	—	211,109	—
Other derivative financial instruments (mortgage banking related)	1,236	1,236	—	1,236	—
Financial liabilities:
Deposits
Noninterest-bearing	11,158,431	11,158,431	—	11,158,431	—
Interest-bearing other than time deposits	21,322,840	21,322,840	—	21,322,840	—
Time deposits	4,453,927	4,391,875	—	4,391,875	—
Federal funds purchased and securities sold under agreements to repurchase	513,304	513,304	—	513,304	—
Corporate and subordinated debentures	391,997	376,373	—	376,373	—
Other borrowings	—	—	—	—	—
Accrued interest payable	45,163	45,163	—	45,163	—
Interest rate swap – non-designated hedge	1,251,059	1,251,059	—	1,251,059	—
Other derivative financial instruments (mortgage banking related)	819	819	—	819	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(604,493)	—	(604,493)	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$1,312,563	$1,312,563	$1,312,563	$—	$—
Trading securities	31,263	31,263	—	31,263	—
Investment securities	8,189,780	7,756,707	179,717	7,576,990	—
Loans held for sale	28,968	28,968	—	28,968	—
Loans, net of allowance for credit losses	29,821,418	29,329,499	—	—	29,329,499
Accrued interest receivable	134,594	134,594	—	28,449	106,145
Mortgage servicing rights	86,610	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	—	6,068
Interest rate swap – non-designated hedge	210,216	210,216	—	210,216	—
Other derivative financial instruments (mortgage banking related)	800	800	—	800	—
Financial liabilities:
Deposits
Noninterest-bearing	13,168,656	13,168,656	—	13,168,656	—
Interest-bearing other than time deposits	20,761,981	20,761,981	—	20,761,981	—
Time deposits	2,419,986	2,333,764	—	2,333,764	—
Federal funds purchased and securities sold under agreements to repurchase	556,417	556,417	—	556,417	—
Corporate and subordinated debentures	392,275	377,360	—	377,360	—
Accrued interest payable	6,218	6,218	—	3,345	—
Interest rate swap – non-designated hedge	1,033,980	1,033,980	—	1,033,980	—
Other derivative financial instruments (mortgage banking related)	163	163	—	163	—
Off balance sheet financial instruments:
Commitments to extend credit	—	(184,801)	—	(184,801)	—

Note 16 — Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended September 30, 2023
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)
Other comprehensive loss before reclassifications	—	(153,491)	(153,491)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive loss	—	(153,491)	(153,491)
Balance at September 30, 2023	$(673)	$(815,216)	$(815,889)

Three Months Ended September 30, 2022
Balance at June 30, 2022	$57	$(490,941)	$(490,884)
Other comprehensive loss before reclassifications	—	(225,551)	(225,551)
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net comprehensive loss	—	(225,574)	(225,574)
Balance at September 30, 2022	$57	$(716,515)	$(716,458)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive loss before reclassifications	—	(138,768)	(138,768)
Amounts reclassified from accumulated other comprehensive loss	—	(33)	(33)
Net comprehensive loss	—	(138,801)	(138,801)
Balance at September 30, 2023	$(673)	$(815,216)	$(815,889)

Nine Months Ended September 30, 2022
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	—	(695,289)	(695,289)
Amounts reclassified from accumulated other comprehensive loss	—	(23)	(23)
Net comprehensive loss	—	(695,312)	(695,312)
Balance at September 30, 2022	$57	$(716,515)	$(716,458)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2023	2022	2023	2022	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$(30)	$(45)	$(30)	Securities gains, net
	—	7	12	7	Provision for income taxes
	—	(23)	(33)	(23)	Net income
Total reclassifications for the period	$—	$(23)	$(33)	$(23)

Note 17 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			September 30, 2023			December 31, 2022
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$9,480	$600	$—	$12,289	$414	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	11,182,309	5,078	1,251,059	10,480,171	8,539	1,033,980
Matched interest rate swaps with counterparty (1)	Other Assets	11,091,592	205,429	—	10,400,733	201,263	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	1,200,000	2	—	—	—	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Liabilities	44,000	—	819	35,000	—	163
Contracts used to hedge mortgage pipeline	Other Assets	89,500	1,236	—	51,000	800	—
Total derivatives		$23,616,881	$212,345	$1,251,878	$20,979,193	$211,016	$1,034,143
(1)	The fair value of the interest rate swap derivative assets was reduced by $1.0 billion in variation margin payments applicable to swaps centrally cleared through LCH and CME.

Cash Flow Hedge of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges on the balance sheet at fair value. We had no cash flow hedges as of September 30, 2023 and December 31, 2022. For more information regarding the fair value of our derivative financial instruments, see Note 15 — Fair Value to these financial statements.

The Company did not maintain any cash flow hedges on the balance sheet throughout the nine months ended September 30, 2023 and year ended December 31, 2022 (See Note 16—Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings). With the Company not maintaining any cash flow hedges at September 30, 2023 and December 31, 2022, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of September 30, 2023 and December 31, 2022, the Company maintained loan swaps, with an aggregate notional amount of $9.5 million and $12.3 million, respectively, accounted for as fair value hedges. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company maintains interest rate swap contracts with loan customers of respondent bank customers of the Correspondent Banking Division, in addition to loan customers of the Bank, that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company and respondent bank customers to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a one-month SOFR floating rate plus a credit spread, with payments being calculated on the notional amount. During the second quarter of 2023, the Company transitioned the majority of these interest rate swap contracts to SOFR as the reference rate. For discussion related to reference rate reform, please refer to Accounting Standards Adopted within Note 3— Recent Accounting and Regulatory Pronouncements. The interest rate swaps are settled monthly with varying maturities.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2023 and December 31, 2022, the interest rate swaps had an aggregate notional amount of approximately $22.3 billion and $20.9 billion, respectively. At September 30, 2023, the fair value of the interest rate swap derivatives is recorded in Other Assets at $210.5 million and in Other Liabilities at $1.3 billion. The fair value of derivative assets at September 30, 2023 was reduced by $1.0 billion in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2022, the fair value of the interest rate swap derivatives was recorded in Other Assets at $209.8 million and Other Liabilities at $1.0 billion. The fair value of derivative assets at December 31, 2022 was reduced by $824.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net gain of $587,000 and $599,000 recorded on these derivatives for the three and nine months ended September 30, 2023, respectively. There was a net loss of $3,000 and a net gain of $107,000 recorded on these derivatives for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, we provided $226.6 million of cash collateral on the counterparty, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $100.1 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. Counterparties provided $102.4 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Balance Sheet Economic Hedge

During the third quarter of 2023, management began executing a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s Assumable Rate Conversion (“ARC”) program and its transition from LIBOR to SOFR after June 30, 2023. The Company is required to execute the correspondent side of its back-to-back swaps with customers with the central clearinghouses (CME or LCH). Term SOFR was not available to execute through CME and LCH, and therefore, management elected to convert to the CME-eligible daily SOFR. Because many of the respondent bank customers converted to Term SOFR, this created interest rate basis risk. To address this risk, monthly interest rate hedges were executed to minimize the impact of accrual mismatches between the monthly Term SOFR used by the customer and the daily SOFR rates used by the central clearinghouses.

As of September 30, 2023, the Company maintained an aggregate notional amount of $1.2 billion short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net gain of $2,000 for these derivatives for the three and nine months ended September 30, 2023. The Company did not have any of these short-term interest rate hedges at December 31, 2022.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At September 30, 2023 and December 31, 2022, there were no outstanding contracts or agreements related to foreign currency. If there were foreign currency contracts outstanding at September 30, 2023, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2023 and 2022.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On September 30, 2023, we had derivative financial instruments outstanding with notional amounts totaling $44.0 million related to MSRs, compared to $35.0 million on December 31, 2022. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $819,000 at September 30, 2023, compared to a loss of $163,000 at December 31, 2022.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Mortgage loan pipeline	$91,885	$40,850
Expected closures	83,475	37,210
Fair value of mortgage loan pipeline commitments	621	524
Forward sales commitments	89,500	51,000
Fair value of forward commitments	615	276

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

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,089,424	11.47%	$2,495,806	7.00%	$2,317,534	6.50%
SouthState Bank (the Bank)	4,360,670	12.25%	2,492,670	7.00%	2,314,622	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,089,424	11.47%	3,030,621	8.50%	2,852,349	8.00%
SouthState Bank (the Bank)	4,360,670	12.25%	3,026,814	8.50%	2,848,766	8.00%
Total capital to risk-weighted assets:
Consolidated	4,905,268	13.76%	3,743,709	10.50%	3,565,437	10.00%
SouthState Bank (the Bank)	4,786,514	13.44%	3,739,005	10.50%	3,560,957	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,089,424	9.34%	1,751,637	4.00%	2,189,546	5.00%
SouthState Bank (the Bank)	4,360,670	9.96%	1,751,135	4.00%	2,188,919	5.00%
December 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,788,106	10.96%	$2,420,417	7.00%	$2,247,530	6.50%
SouthState Bank (the Bank)	4,074,045	11.80%	2,417,133	7.00%	2,244,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,788,106	10.96%	2,939,077	8.50%	2,766,190	8.00%
SouthState Bank (the Bank)	4,074,045	11.80%	2,935,090	8.50%	2,762,438	8.00%
Total capital to risk-weighted assets:
Consolidated	4,485,397	12.97%	3,630,625	10.50%	3,457,738	10.00%
SouthState Bank (the Bank)	4,381,336	12.69%	3,625,700	10.50%	3,453,047	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,788,106	8.72%	1,736,991	4.00%	2,171,239	5.00%
SouthState Bank (the Bank)	4,074,045	9.39%	1,736,330	4.00%	2,170,412	5.00%

As of September 30, 2023 and December 31, 2022, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 19 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at September 30, 2023 and December 31, 2022. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2022 and determined there was no goodwill impairment. In between annual impairment analyses, we monitor for any triggering events that may impact the Company’s goodwill.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Gross carrying amount	$274,455	$274,869
Accumulated amortization	(179,361)	(158,419)
	$95,094	$116,450

Amortization expense totaled $6.6 million and $20.9 million, for the three and nine months ended September 30, 2023, compared to $7.8 million and $25.2 million for the three and nine months ended September 30, 2022.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

The Company elected to apply fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the fair value accounting treatment, the Company does not amortize the SBA servicing asset and therefore excluded the SBA servicing asset from the future amortization expense table presented below.  The fair value of the SBA servicing asset was $5.7 million and $6.1 million, respectively, at September 30, 2023 and December 31, 2022.

Estimated amortization expense for other intangibles, excluding the SBA servicing assets, for each of the next five quarters and thereafter is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2023	$6,615
March 31, 2024	6,003
June 30, 2024	5,739
September 30, 2024	5,327
December 31, 2024	5,326
Thereafter	60,429
$89,439

Note 20 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets the portfolio of residential mortgages serviced for others, was $6.6 billion, as of September 30, 2023 and December 31, 2022. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amount of contractually specified servicing fees we earned during the three and nine months ended September 30, 2023 and September 30, 2022 were $4.1 million, $12.4 million, $4.2 million, and $12.1 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At September 30, 2023 and December 31, 2022, MSRs were $89.5 million and $86.6 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and nine months ended September 30, 2023 and September 30, 2022 were gains of $1.8 million and $2.5 million, compared with gains of $2.7 million and $18.3 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 15 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Increase in fair value of MSRs	$1,762	$2,661	$2,450	$18,274
Decay of MSRs	(2,543)	(2,530)	(6,336)	(8,052)
Loss related to derivatives	(2,170)	(3,572)	(4,288)	(17,963)
Net effect on Consolidated Statements of Net Income	$(2,951)	$(3,441)	$(8,174)	$(7,741)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	September 30,		December 31,
(Dollars in thousands)	2023		2022
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.26	years	8.37	years
Constant Prepayment rate (CPR)	6.6%		6.4%
Weighted average discount rate	10.6%		10.0%
Effect on fair value due to change in interest rates
25 basis point increase	$686		$774
50 basis point increase	1,231		1,428
25 basis point decrease	(848)		(902)
50 basis point decrease	(1,877)		(1,938)

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

Whole loan sales were $259.2 million and $667.9 million for the three and nine months ended September 30, 2023, compared to $272.8 million and $1.4 billion for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2023, $210.2 million and $534.3 million, or 81.1% and 80.0%, respectively, were sold with the servicing rights retained by the Company, compared to $216.1 million and $1.1 billion, or 79.2% and 77.2%, respectively, for the three and nine months ended September 30, 2022.

The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the nine months ended September 30, 2023 and 2022 were approximately $975,000 and $6,708,000 respectively. There were approximately $6,000 and $73,000 in loss reimbursement and settlement claims paid in the nine months ended September 30, 2023 and 2022.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $27.4 million and $29.0 million at September 30, 2023 and December 31, 2022, respectively. Please see Note 15 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 21 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in federal funds purchased and securities sold under agreements to repurchase on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, our repurchase agreements totaled $259.8 million and $342.8 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2023 and December 31, 2022. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $404.3 million and $443.2 million at September 30, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At September 30, 2023 and December 31, 2022, our federal funds purchased totaled $253.5 million and $213.6 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of September 30, 2023 and December 31, 2022, the Company had no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at September 30, 2023, were approximately $11.2 billion (collateral value of $7.2 billion) and investment securities and cash pledged were approximately $651.9 million (collateral value of $552.2 million). This allows the Company a total borrowing capacity at the FHLB of approximately $7.8 billion. After accounting for letters of credit totaling $2.1 million, the Company had unused net credit available with the FHLB in the amount of approximately $7.8 billion at September 30, 2023. The Company also has a total borrowing capacity at the FRB of $1.9 billion at September 30, 2023 secured by a blanket lien on $2.8 billion (collateral value of $1.9 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at September 30, 2023 or December 31, 2022.

Note 22 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. The Company did not repurchase any shares through the 2022 Stock Repurchase Program during 2022 or during the nine months ended September 30, 2023. For the three and nine months ended September 30, 2023, a total of 5,097 and 103,190 shares, respectively, were repurchased under arrangements authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2022 Stock Repurchase Plan. During the nine months ended September 30, 2022, before the approval of the 2022 Stock Repurchase Program, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan.

Note 23 — Subsequent Events

On October 26, 2023, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.52 per share. The dividend is payable on November 17, 2023 to shareholders of record as of November 10, 2023.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2022. Results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any future period.

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

At September 30, 2023, we had approximately $45.0 billion in assets and 5,156 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 and also analyzes our financial condition as of September 30, 2023 as compared to December 31, 2022. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Regulatory Considerations

In response to the recent bank failures, the FDIC approved a notice of proposed rulemaking to implement a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. Under the proposal, the base for the special assessment will be equal to an insured depository institution’s (IDI’s) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. Under the current FDIC proposal, the Company estimates the special assessment will equate to a quarterly special assessment of $3.0 million, or $23.9 million for the two-year special assessment period, which would be recognized at the time the final rule is adopted. The special assessment rate is subject to change prior to any final rule depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits.

On October 25, 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, initially the base component would decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are in the process of evaluating this proposed rulemaking and assessing the scale of its adverse impact on the Company and Bank if adopted as proposed.

Liquidity and Capital

During 2023, the financial markets experienced some volatility in response to a small number of regional bank failures resulting from deposit runs generally related to high concentrations in particular customer segments, high levels of uninsured deposits and failures in interest rate risk management.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. At September 30, 2023, we had $36.9 billion in total deposits, of which approximately 70% were insured or collateralized. Our deposit base is comprised of 1.4 million accounts with an average deposit size of $26,000. Our top 10 and 20 deposit relationships represent 3% and 4%, respectively, of total deposits.

In addition to deposits, we have other contingency funding sources available to the Bank. At September 30, 2023, our Bank had a total FHLB credit facility of $7.8 billion, $2.1 million in FHLB letters of credit outstanding at quarter-end, leaving $7.8 billion in availability on the FHLB credit facility. In addition, our Bank had $1.9 billion of credit available at the Federal Reserve Bank’s discount window and total federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion as of September 30, 2023. The Bank had $1.1 billion of outstanding brokered deposits at the end of the quarter leaving $4.4 billion in available capacity. All of these resources would provide an additional $14.4 billion in funding if the Bank needed additional liquidity. In addition, the Bank also has $3.7 billion in market value of unpledged securities at September 30, 2023 that can be pledged to obtain additional funds, if necessary. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2023. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as it was significantly above the required capital levels as of September 30, 2023. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.34%, 11.47% and 13.76%, respectively, at September 30, 2023. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.96%, 12.25% and 13.44%, respectively, at September 30, 2023. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of September 30, 2023 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Results of Operations

Overview

We reported consolidated net income of $124.1 million, or diluted earnings per share (“EPS”) of $1.62, for the third quarter of 2023 as compared to consolidated net income of $133.0 million, or diluted EPS of $1.75, in the comparable period of 2022, a 6.7% decrease in consolidated net income and a 7.4% decrease in diluted EPS. During the nine months ended September 30, 2023, we reported consolidated net income of $387.5 million, or diluted EPS of $5.07, as compared to consolidated net income of $352.5 million, or diluted EPS of $4.71, in the comparable period of 2022, a 9.9% increase in consolidated net income and a 7.6% increase in diluted EPS.

The $8.9 million decrease in consolidated net income for the third quarter of 2023 compared to the same period of 2022 was the net result of the following items:

●	A $124.2 million increase in interest income, resulting from a $131.1 million increase in interest income from loans, partially offset by a $7.4 million decrease in interest income from federal funds sold and securities purchased under agreements to resell and interest-bearing deposits. The increase in loans was mainly due to the increase in yield in the current rising rate environment as the Federal Reserve Bank has raised it federal funds rate 525 basis points in 2022 and the first nine months of 2023. The increase in interest income from loans is also due to the increase in the average balance of loans of $3.5 billion through organic loan growth. The decline in interest income from federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to a decline in average balance of $2.6 billion as liquidity tightened in 2023 with a more competitive deposit market in the rising rate environment;
●	A $131.1 million increase in interest expense, which resulted from a $126.4 million increase in interest expense from deposits, a $2.8 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, and a $1.9 million increase in interest expense from corporate and subordinated debentures and other borrowings. These increases in expense resulted mainly from an increase in costs of all categories of interest-bearing liabilities as interest rates have increased in 2022 and 2023. The increase in average cost of interest-bearing liabilities was particularly felt in 2023 with the stress in financial markets and liquidity as the average cost of interest-bearing liabilities increased 171 basis points compared to the fourth quarter of 2022;
●	An $8.8 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $32.7 million during the third quarter of 2023 while recording a provision for credit losses of $23.9 million in the third quarter of 2022. In the third quarter of 2023, we recorded a higher provision for credit losses as economic forecasts reflected the continued stress of inflation and rising interest rates that began in 2022 along with tight labor markets and global uncertainty;
●	A $0.2 million decrease in noninterest income, primarily from a decline in correspondent banking and capital markets income of $3.5 million and SBA income of $3.4 million partially offset by an increase in other noninterest income of $3.1 million, in service charges on deposit accounts of $2.3 million and in bank owned life insurance income of $1.0 million (See Noninterest Income section on page 57 for further discussion);
●	A $2.2 million decrease in noninterest expense, which resulted primarily from a decrease in merger, branch consolidation and severance related expense of $13.5 million and amortization of intangibles of $1.2 million. These decreases were offset by increases in salaries and employee benefits of $6.6 million, in FDIC assessment and other regulatory charges of $2.3 million and in other noninterest expense of $2.5 million which was driven by an increase in business development and staff related expense of $0.9 million, an increase in expense related to our earnings credit program for certain deposit accounts of $2.4 million and an increase in donation expense of $1.9 million partially offset by a decline in check and digital fraud charges of $1.3 million and loan expenses of $1.4 million. (See Noninterest Expense section on page 59 for further discussion; and
●	A $4.9 million decrease in the provision for income taxes primarily due to the change in pretax book income between the two quarters. The Company recorded pretax book income of $157.3 million in the third quarter of 2023 compared to pretax book income of $171.1 million in the third quarter of 2022. Our effective tax rate was 21.08% for the three months ended September 30, 2023 compared to 22.23% for the three months ended September 30, 2022.

Our quarterly efficiency ratio increased to 54.0% in the third quarter of 2023 compared to 53.1% in the third quarter of 2022. The increase in the efficiency ratio compared to the third quarter of 2022 was the result of the 2.0% decrease in the total of tax-equivalent net interest income and noninterest income being greater than the decrease in noninterest expense (excluding amortization of intangibles) of 0.4%. The decrease in income was mainly attributable to a 2.4% decrease in tax-equivalent net interest income due to an increase in interest expense on interest-bearing liabilities during 2023 resulting from the rising rate environment.

Basic and diluted EPS were $1.63 and $1.62, respectively for the third quarter of 2023, compared to $1.76 and $1.75, respectively for the third quarter of 2022. The decrease in basic and diluted EPS was due to a 6.7% decrease in net income in the third quarter of 2023 compared to the same period in 2022, partially offset by an increase in average basic common shares of 0.7%. The decrease in net income in the third quarter of 2023 was mainly attributable to lower net interest income resulting from an increase in interest expense on interest-bearing liabilities due to rising rate environment, along with higher provision for credit losses compared to the third quarter of 2022.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average assets (annualized)	1.10%	1.17%	1.16%	1.06%
Return on average equity (annualized)	9.24%	10.31%	9.83%	9.32%
Return on average tangible equity (annualized)*	15.52%	17.99%	16.67%	16.19%
Dividend payout ratio	31.84%	28.44%	29.78%	30.82%
Equity to assets ratio	11.63%	11.08%	11.63%	11.08%
Average shareholders’ equity	$5,328,912	$5,121,560	$5,269,775	$5,056,692

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended September 30, 2023, the return on average assets declined compared to the same period in 2022. This decrease was primarily due to the decrease in net income of $8.9 million, or 6.7%, which was attributable to lower net interest income of $7.0 million due to an increase in the cost of interest-bearing liabilities resulting from the rising rate environment, and higher provision for credit losses of $8.8 million as economic forecasts continue to reflect the continued stress from inflation and tightening of labor markets. Average assets decreased for the three months ended September 30, 2023 from the same period in 2022 or 0.3%, as interest-earning cash and cash equivalents declined $2.6 billion and investment securities declined $991.6 million as liquidity has tightened in 2023. For the nine months ended September 30, 2023, the return on average assets increased as net income was higher by $35.0 million, or 9.9%, compared to the nine months ended September 30, 2022.
●	For the three months ended September 30, 2023, the return on average equity and the return on average tangible equity declined compared to the same periods in 2022. These decreases were primarily due to lower net income of 6.7% and net income adjusted for the amortization of intangibles of 7.0%, along with an increase in average equity of 4.0% and tangible equity of 7.7%. For the nine months ended September 30, 2023, the return on average equity and the return on average tangible equity increased primarily due to higher net income of $35.0 million, or 9.9%, being greater than the increase in average tangible equity of $165.6 million, or 5.4%.
●	Equity to assets ratios was 11.63% for the quarter ended September 30, 2023, an increase of 0.55% from September 30, 2022, which was due to the increase in total equity of 6.3% resulting from the net income earned during the last twelve months being greater than the increase in total assets of 1.3% from September 30, 2022.
●	Dividend payout ratios were 31.84% and 29.78% for the three- and nine-month periods ending September 30, 2023, respectively, and 28.44% and 30.82% for the three- and nine-month periods ending September 30, 2022, respectively. The increase in the dividend payout ratio for the three months period ending September 30, 2023 was due the 6.7% decrease in net income along with total dividends paid during the current quarter increasing 4.5% compared to the same period in 2022. The dividend payout ratio for the nine months period ending September 30, 2023 decreased due to a higher increase in net income of 9.9% compared to an increase in total dividends paid of 6.2% when compared to the same period in 2022.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income decreased $7.0 million, or 1.9%, to $355.4 million in the third quarter of 2023 compared to $362.3 million in the same period in 2022. Interest-earning assets averaged $40.4 billion during the three months period ended September 30, 2023 compared to $40.5 billion for the same period in 2022, a decrease of $74.8 million, or 0.2%. Interest-bearing liabilities averaged $26.5 billion during the three months period ended September 30, 2023 compared to $24.8 billion for the same period in 2022, an increase of $1.8 billion, or 7.2%. Non-TE net interest income increased $158.7 million, or 16.9%, to $1.1 billion in the nine months ended September 30, 2023 compared to $939.7 million in the same period in 2022. Interest-earning assets averaged $40.0 billion during the nine months ended September 30, 2023 and 2022. Interest-bearing liabilities averaged $25.7 billion during the nine months ended September 30, 2023 compared to $25.0 billion for the same period in 2022, an increase of $683.8 million, or 2.7%.

The Federal Reserve made four 25 basis-point rate increases in 2023, the most recent in late July 2023, resulting in a range of 5.25% to 5.50% at September 30, 2023. As a result, the Company operated under an increasing rate environment for the first nine months of 2023 while it operated under a comparatively lower rate environment in the first nine months of 2022. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin decreased by 6 basis points and 8 basis points, respectively, in the third quarter of 2023 compared to the same quarter of 2022. In the rising rate environment in 2022 and 2023, the net interest margin decreased as the cost of funds rose faster than the yield on interest-earning assets. The 195 basis points increase in the average cost of interest-bearing liabilities outpaced the 123 basis points increase in the average earnings from interest-earning assets. This was due to a $1.8 billion increase in the average balance of interest-bearing liabilities, while the average balance of interest-earning assets remained relatively constant at $40.4 billion during the third quarter of 2023 compared to $40.5 billion during the same period in 2022.
●	Non-TE yield on interest-earning assets for the third quarter of 2023 increased 123 basis points to 4.92% from the comparable period in 2022, primarily due to an increase in yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 525 basis points starting late in first quarter of 2022. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $3.5 billion, along with the decline in the average balances of lower yielding interest-earning deposits and federal funds sold of $2.6 billion and investment securities of $991.6 million, affected the overall yield increase between the comparable periods.
●	The average cost of interest-bearing liabilities for the third quarter of 2023 increased 195 basis points from the same period in 2022. This increase was driven by the effects from the rising rate environment on the repricing of all deposit accounts, federal funds purchased and securities purchased with agreement to repurchase, trust preferred corporate debt and other borrowings. The average cost of interest-bearing deposits increased 195 basis points as the increase occurred in all deposit categories. The average cost of federal funds purchased and securities purchased with agreements to repurchase increased 308 basis points and 132 basis points, respectively, while the average cost of corporate and subordinated debentures increased 108 basis points. Other borrowings, consisting of FHLB advances had an average cost of 5.50% during the third quarter of 2023. The increase in overall average cost of interest-bearing liabilities for the third quarter of 2023 from the same period in 2022 was also a result of the change in deposit balances, shifting from lower-costing savings deposit accounts to higher-costing certificates and other time deposits and transaction and money market accounts. Our overall cost of funds, including noninterest-bearing deposits, was 1.52% for the three months ended September 30, 2023 compared to 0.14% for the three months ended September 30, 2022.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2023 and 2022 and net interest margin on a tax equivalent basis:

	Three Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$822,805	$10,831	5.22%	$3,403,421	$18,190	2.12%
Investment securities (taxable) (1)	6,925,643	40,330	2.31%	7,793,046	39,300	2.00%
Investment securities (tax-exempt) (1)	788,436	5,543	2.79%	912,611	5,986	2.60%
Loans held for sale	34,736	517	5.90%	47,119	620	5.22%
Acquired loans, net	6,384,627	99,021	6.15%	8,302,410	104,334	4.99%
Non-acquired loans	25,420,133	344,267	5.37%	19,992,567	207,902	4.13%
Total interest-earning assets	40,376,380	500,509	4.92%	40,451,174	376,332	3.69%
Noninterest-Earning Assets:
Cash and due from banks	456,107			476,034
Other assets	4,434,147			4,380,894
Allowance for credit losses	(425,315)			(322,389)
Total noninterest-earning assets	4,464,939			4,534,539
Total Assets	$44,841,319			$44,985,713

Interest-Bearing Liabilities:
Transaction and money market accounts	$18,291,300	$93,465	2.03%	$17,503,416	$5,353	0.12%
Savings deposits	2,845,250	1,919	0.27%	3,621,493	488	0.05%
Certificates and other time deposits	4,413,855	38,560	3.47%	2,627,280	1,693	0.26%
Federal funds purchased	236,732	3,128	5.24%	240,814	1,312	2.16%
Securities sold with agreements to repurchase	303,339	1,163	1.52%	376,985	194	0.20%
Corporate and subordinated debentures	392,054	6,014	6.09%	392,427	4,958	5.01%
Other borrowings	64,133	889	5.50%	—	—	—%
Total interest-bearing liabilities	26,546,663	145,138	2.17%	24,762,415	13,998	0.22%
Noninterest-Bearing Liabilities:
Demand deposits	11,362,233			13,942,163
Other liabilities	1,603,511			1,159,575
Total noninterest-bearing liabilities (“Non-IBL”)	12,965,744			15,101,738
Shareholders’ equity	5,328,912			5,121,560
Total Non-IBL and shareholders’ equity	18,294,656			20,223,298
Total Liabilities and Shareholders’ Equity	$44,841,319			$44,985,713

Net Interest Income and Margin (Non-Tax Equivalent)		$355,371	3.49%		$362,334	3.55%
Net Interest Margin (Tax Equivalent)			3.50%			3.58%

Total Deposit Cost (without debt and other borrowings)			1.44%			0.08%
Overall Cost of Funds (including demand deposits)			1.52%			0.14%

	Nine Months Ended
	September 30, 2023			September 30, 2022
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$843,423	$31,610	5.01%	$4,634,439	$30,359	0.88%
Investment securities (taxable) (1)	7,141,552	123,149	2.31%	7,622,425	108,368	1.90%
Investment securities (tax-exempt) (1)	836,879	17,687	2.83%	874,329	15,937	2.44%
Loans held for sale	31,367	1,487	6.34%	77,844	2,281	3.92%
Acquired loans, net	6,765,169	306,873	6.06%	8,603,467	300,847	4.68%
Non-acquired loans	24,356,337	948,165	5.20%	18,166,138	515,345	3.79%
Total interest-earning assets	39,974,727	1,428,971	4.78%	39,978,642	973,137	3.25%
Noninterest-Earning Assets:
Cash and due from banks	479,715			552,513
Other assets	4,457,343			4,277,065
Allowance for credit losses	(384,446)			(310,699)
Total noninterest-earning assets	4,552,612			4,518,879
Total Assets	$44,527,339			$44,497,521

Interest-Bearing Liabilities:
Transaction and money market accounts	$17,468,145	$199,697	1.53%	$17,673,804	$10,507	0.08%
Savings deposits	3,056,549	5,626	0.25%	3,526,720	761	0.03%
Certificates and other time deposits	3,956,959	85,350	2.88%	2,750,051	5,772	0.28%
Federal funds purchased	215,184	8,005	4.97%	309,262	2,051	0.89%
Securities sold with agreements to repurchase	335,416	2,674	1.07%	405,859	505	0.17%
Corporate and subordinated debentures	392,145	17,572	5.99%	384,074	13,874	4.83%
Other borrowings	309,158	11,670	5.05%	—	—	—%
Total interest-bearing liabilities	25,733,556	330,594	1.72%	25,049,770	33,470	0.18%
Noninterest-Bearing Liabilities:
Demand deposits	12,018,931			13,369,638
Other liabilities	1,505,077			1,021,421
Total noninterest-bearing liabilities (“Non-IBL”)	13,524,008			14,391,059
Shareholders’ equity	5,269,775			5,056,692
Total Non-IBL and shareholders’ equity	18,793,783			19,447,751
Total Liabilities and Shareholders’ Equity	$44,527,339			$44,497,521

Net Interest Income and Margin (Non-Tax Equivalent)		$1,098,377	3.67%		$939,667	3.14%
Net Interest Margin (Tax Equivalent)			3.68%			3.16%

Total deposit cost (without debt and other borrowings)			1.06%			0.06%
Overall Cost of Funds (including demand deposits)			1.17%			0.12%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The yield and interest earned on investment securities increased in the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. The average balance of investment securities decreased $991.6 million and $518.3 million, respectively, for the three and nine months ended September 30, 2023 from the comparable periods in 2022. The yield on the investment securities increased 30 basis points and 40 basis points, respectively, during the three and nine months ended September 30, 2023 compared to the same periods in 2022. While the Bank decreased the size of its investment securities portfolio, the yield on the investment securities increased as a result of the higher interest rates during the three and nine months ended September 30, 2023, leading to higher interest income in 2023.

Loans

Interest earned on loans held for investment increased $131.1 million, to $443.3 million and increased $438.8 million to $1.3 billion, respectively, during the three and nine months ended September 30, 2023 from the comparable periods in 2022. Interest earned on loans held for investment included loan accretion income recognized during the three and nine months ended September 30, 2023 and 2022 of $4.1 million, $16.9 million, $9.6 million and $29.1 million, respectively, a decrease of $5.5 million and $12.1 million, respectively. Some key highlights for the quarter ended September 30, 2023 are outlined below:

●	Our non-TE yield on total loans increased 115 basis points in the third quarter of 2023 compared to the same period in 2022 due to a 124 basis-point increase in the yield on the non-acquired loan portfolio and a 116 basis-point increase in the yield on the acquired loan portfolio. These increases in both portfolios were due to the rising rate environment.
o	The yield on the non-acquired loan portfolio increased 124 basis points to 5.37% in the third quarter of 2023 compared to 4.13% in the same period in 2022. Interest income on the non-acquired loan portfolio increased $136.4 million during the same period.
◾	The yield and interest income on non-acquired loans increased due to the rising rate environment during 2022 and 2023. Both new loans and renewals have repriced in a higher rate environment resulting in a higher yield overall.
◾	For the non-acquired loans, interest income also increased due to an increase in the average loan balance of $5.4 billion during the third quarter of 2023 compared to the same period in 2022, primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The yield on the acquired loan portfolio increased from 4.99% in the third quarter of 2022 to 6.15% in the same period in 2023. Interest income on the acquired loan portfolio declined $5.3 million.
◾	The yield increased 116 basis points from the third quarter of 2022 due to the rising rate environment during 2022 and 2023 as the Federal Reserve increased interest rates 525 basis points.
◾	Interest income on acquired loans decreased by $5.3 million, due to a decrease in the average balance of $1.9 billion. The decrease in average balance was mainly related to the impact from the paydowns and pay-offs of loans along with renewals of acquired loans that were moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $1.8 billion, or 7.2%, in the third quarter of 2023 compared to the same period in 2022. Overall cost of funds, including demand deposits, increased by 138 basis points to 1.52% in the third quarter of 2023, compared to the same period in 2022. Some key highlights for the quarter ended September 30, 2023 compared to the same period in 2022 include:

●	The cost of interest-bearing deposits was 2.08% for the third quarter of 2023 compared to 0.13% for the same period in 2022.
o	Interest expense on interest-bearing deposits increased by $126.4 million in the third quarter of 2023 compared to the same period in 2022 as interest expense on all interest-bearing deposit accounts increased. Interest expense on transaction and money market accounts, savings, and certificates and other time deposits increased $88.1 million, $1.4 million, and $36.9 million, respectively. The increase in the cost and interest expense was due to the repricing of deposits in the rising rate environment in 2022 and 2023 and the overall increase in average balance.

o	The average balance of interest-bearing deposits increased by $1.8 billion as certificate and other time deposits and interest-bearing transaction accounts and money market accounts increased by $2.6 billion. This was offset by a decrease in savings accounts of $776.2 million. During the third quarter of 2023, the average balance of brokered deposits was $1.1 billion compared to $150.0 million for the same quarter in 2022. As customers moved funds from lower costing interest-bearing transaction accounts (excluding money market accounts) and savings accounts, seeking higher yields in the rising rate environment, the Company increased its balance in higher costing brokered time deposits, in-market time deposits and money market accounts starting in the first quarter of 2023. This shift from the lower costing interest-bearing transaction accounts and savings accounts to the higher costing time deposits and money market accounts increased both the overall cost of deposits and interest expense. Overall, interest-bearing deposits had been slower to reprice in the rising rate environment, however, the cost increased significantly in the first nine months of 2023 as competition for deposits increased.
●	The cost on the corporate and subordinated debt increased by 108 basis points to 6.09% for the three months ended September 30, 2023 compared to the same period in 2022, driven by the effects from the rising rate environment on the repricing of variable rate trust preferred corporate debt, even though the average balance slightly decreased.
o	The interest expense from corporate and subordinated debt increased $1.1 million during the third quarter of 2023 compared to the same period in 2022.
o	The average balance of corporate and subordinated debt decreased slightly by $373,000 due to the amortization of purchase accounting adjustment and debt issuance costs.
●	The cost of repurchase agreements was 1.52% for the third quarter of 2023 compared to 0.20% for the same period in 2022. The increase in cost was due to the rising interest rate environment.
●	The cost of federal funds purchased increased 308 basis points due to the rising rate environment. Although the average balance decreased by $4.1 million, the interest expense increased $1.8 million as the rates increased.
●	The cost of other borrowings, consisting of FHLB advances, for the three months ended September 30, 2023 was 5.50% and interest expense was $889,000. The Bank paid-off $400 million of FHLB advances during the third quarter of 2023 and had no outstanding balances as of September 30, 2023. There were no outstanding balances in other borrowings during the third quarter of 2022.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $2.6 billion, or 18.5%, to $11.4 billion in the third quarter of 2023 compared to $13.9 billion during the same period in 2022. Actual noninterest-bearing deposits declined $2.0 billion from December 31, 2022. This decline was due to both the rising rate environment as customers sought higher yields, in addition to some customers spreading deposit funds amongst institutions to achieve full deposit insurance coverage.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2023 and 2022, noninterest income comprised 17.0%, and 16.8%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2023 and 2022, noninterest income comprised 16.8%, and 20.7%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges on deposit accounts	$22,657	$20,313	$65,525	$60,349
Debit, prepaid, ATM and merchant card related income	10,173	10,014	30,265	30,849
Mortgage banking income	2,478	2,262	11,164	18,336
Trust and investment services income	9,556	9,603	29,316	29,152
Correspondent banking and capital markets income	12,916	16,427	45,697	70,445
Securities gains, net	—	30	45	30
SBA income	3,033	6,401	9,640	13,924
Bank owned life insurance income	7,039	6,082	20,123	17,588
Other	4,996	1,921	9,642	5,182
Total noninterest income	$72,848	$73,053	$221,417	$245,855

Noninterest income decreased slightly by $205,000, or 0.3%, during the third quarter of 2023 compared to the same period in 2022. This quarterly change in total noninterest income resulted from the following:

●	Correspondent banking and capital markets income in the third quarter of 2023 decreased by $3.5 million, or 21.4%, compared to the same quarter in 2022. The decline was mainly due to lower commissions and fees earned on fixed income security sales of $3.5 million during the third quarter of 2023 as the volume in sales declined compared to the same quarter of 2022.
●	SBA income decreased by $3.4 million, or 52.6% compared to the third quarter of 2022. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease in the third quarter of 2023 compared to the comparable period in 2022 was attributable to decreases in the net gain on sale of SBA loans, fair value of the SBA servicing asset and loan servicing fee income of $2.1 million, $1.1 million, and $220,000, respectively.
●	Other income increased by $3.1 million, or 160.1%, in the third quarter of 2023 compared to the same period in 2022, primarily due to approximately $2.9 million income recorded for tax refunds during the third quarter of 2023.
●	Service charges on deposit accounts were higher by $2.3 million, or 11.5%, in the third quarter of 2023 compared to the same period in 2022. This increase mainly consisted of an increase in deposit account maintenance fees of $2.1 million and in other retail fees of $290,000 including wire transfer fees and check sales commissions.
●	Mortgage banking income increased by $216,000, or 9.5%, during the current quarter compared to the same period of the prior year, which was comprised of a $442,000, or 60.6%, increase in mortgage servicing related income, slightly offset by a $225,000, or 14.7%, decrease in secondary market mortgage income net of the hedge. Mortgage production declined from $1.1 billion in the third quarter of 2022 to $521 million in the third quarter of 2023, while the Company allocated a higher percentage of its mortgage production to the secondary market compared to the same quarter in 2022. The allocation of mortgage production to the secondary market increased from 22% in the third quarter of 2022 to 47% in the third quarter of 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter. The decline in mortgage production in 2023 was mainly due to the rise in interest rates, which resulted in an overall decrease in mortgage banking income.
o	The increase in mortgage servicing related income, net of the hedge, in the third quarter of 2023 was due to a $491,000 increase in the change in fair value of the MSR, including decay, net of a $49,000 decrease in servicing fee income. The increase in fair value of the MSR was primarily due to an increase in gains on the MSR hedge of $1.4 million, offset by a decrease in the change in fair value from interest rates of $898,000 and a $13,000 increase in MSR decay.

o	The decrease in mortgage income from the secondary market was comprised of a $1.6 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by a $1.4 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $2.9 million during the third quarter of 2023 compared to $2.4 million during the comparable period in 2022.

Noninterest income decreased by $24.4 million, or 9.9%, during the nine months ended September 30, 2023 compared to the same period in 2022. This change in total noninterest income resulted from the following:

●	Correspondent banking and capital markets income for 2023 decreased by $24.7 million, or 35.1%, compared to 2022 primarily due to the expense attributable to the variation margin payments for centrally cleared swaps, along with lower commissions and fees earned on fixed income security sales of $12.4 million during 2023 as the volume in sales declined compared to the same period in 2022. We recorded an expense of $28.8 million related to variation margin payments in 2023 compared to an expense of $5.7 million in 2022.
●	Mortgage banking income decreased by $7.2 million, or 39.1%, which was comprised of a $7.1 million, or 50.5%, decrease in secondary market mortgage income and a $111,000, or 2.6%, decrease in mortgage servicing related income. Mortgage production declined from $3.8 billion in the first nine months of 2022 to $1.8 billion in the first nine months of 2023 with the rise in mortgage rates accelerating during 2023, while allocating a higher percentage of its mortgage production and pipeline to the secondary market compared to 2022. The reduction in mortgage production resulted in lower mortgage income from the secondary market in 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate quarter to quarter.
o	During the first nine months of 2023, mortgage income from the secondary market comprised of a $17.3 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by a $10.2 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $6.5 million during the nine months ended September 30, 2023 compared to $11.3 million during the comparable period in 2022.
o	The decrease in mortgage servicing related income, net of the hedge, in the nine months ended September 30, 2023 was due to a $434,000 decrease in the change in fair value of the MSR, including decay, offset by a $323,000 increase in servicing fee income. The decrease in fair value of the MSR was primarily due to a decrease in the change in fair value from interest rates of $15.8 million, offset by an increase in gains on the MSR hedge of $13.7 million and a $1.7 million decrease in MSR decay.
●	SBA income, including the impact from the change to fair value accounting, decreased by $4.3 million, or 30.8% in 2023 compared to 2022. The decrease was attributable to a decrease in gains on sale of SBA loans of $2.3 million and a decrease in the change in fair value of the SBA servicing asset of $2.1 million, partially offset by an increase in SBA servicing fee income of $146,000.
●	Debit, prepaid, ATM and merchant card related income was lower by $584,000, or 1.9%, in 2023 compared to 2022. The decrease in debit, ATM, prepaid and merchant card related income was driven by a decrease in debit/ATM fee income, net of card expense, of $665,000 due mainly to higher card expense of $1.9 million.
●	Service charges on deposit accounts were higher in 2023 by $5.2 million, or 8.6%, compared to 2022. The increase was mainly attributable to a $3.8 million increase in service charge account maintenance fees, a $967,000 increase in Non-Sufficient Fund (“NSF”) fees, and approximately $364,000 increase in other services charges in 2023 compared to 2022.
●	Other income increased by $4.5 million, or 86.1%, in 2023 compared to 2022. This increase was primarily due to approximately $2.9 million in income recorded for tax refunds during the third quarter of 2023, income of $960,000 from a legal settlement recorded during the first quarter of 2023, and an increase in income from prepaid cards of $608,000.
●	Bank owned life insurance income increased $2.5 million, or 14.4%, in 2023 compared to 2022. This increase was due to the purchase of $91.9 million of new policies since March of 2022 and the addition of $74.6 million in BOLI resulting from the acquisition of Atlantic Capital in the first quarter of 2022. In addition, the Company received approximately $573,000 proceeds on a BOLI policy during the third quarter of 2023.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Salaries and employee benefits	$146,146	$139,554	$437,548	$414,264
Occupancy expense	22,251	22,490	65,980	67,089
Information services expense	21,428	20,714	62,472	59,854
OREO expense and loan related expense	613	532	768	291
Amortization of intangibles	6,616	7,837	20,943	25,178
Business development and staff related expense	5,995	5,090	18,624	14,282
Supplies and printing	876	758	2,613	2,036
Postage expense	1,747	1,863	5,204	5,174
Professional fees	3,456	3,495	11,522	11,575
FDIC assessment and other regulatory charges	8,632	6,300	24,745	16,444
Advertising and marketing	3,009	2,170	6,648	6,219
Merger, branch consolidation and severance related expense	164	13,679	11,384	29,345
Other	17,273	15,951	52,886	48,451
Total noninterest expense	$238,206	$240,433	$721,337	$700,202

Noninterest expense decreased by $2.2 million, or 0.9%, in the third quarter of 2023 as compared to the same period in 2022. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $6.6 million, or 4.7%, in the third quarter of 2023 compared to the same period in 2022. The increase was primarily due to an increase in salaries of $13.5 million which included annual salary increases of approximately $7.3 million and a decline in total deferred loan costs of $6.2 million. The reduction in deferred loan costs was driven by lower loan production. The overall increase in salaries and employee benefits was also due to an increase in commissions of $1.3 million, mainly attributable to higher commissions on loan sales related to ARC hedging. These increases were partially offset by declines in employee benefits of $5.0 million and incentives of $2.4 million. The reduction in employee benefits was mainly due to a $5.5 million reduction in liability related to our supplemental executive retirement and split dollar plans as higher interest rates drove up the discount rate used to value the liability.
●	FDIC assessment and other regulatory charges increased $2.3 million, or 37.0%, in the third quarter of 2023 compared to the same period in 2022. This increase was primarily due to an increase in the FDIC assessment rate in 2023 to bring the overall FDIC fund to 1.35x total deposit by the end of 2028. The increase also reflects changes in the Company’s size and complexity, along with the resulting effects in the Company’s liquidity compared to the second quarter of 2022.
●	Other noninterest expense increased $1.3 million, or 8.3%, compared to the nine months ended September 30, 2023. This increase was mainly attributable to a $2.4 million increase in earnings credit expense to Homeowners Association (“HOA”) customers and a $1.9 million increase in donations. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. These increases were partially offset by approximately a $1.9 million decrease in fraud charge-offs and a $1.3 million decrease in tax penalties. The Company accrued tax penalty expenses related to information return reporting in late 2022. Some of the penalties have since been abated by the Internal Revenue Service (“IRS”), resulting the decrease in expense in 2023.
●	Business development and staff related expense increased $905,000, or 17.8%, in the third quarter of 2023 compared to the same period in 2022. This increase was mainly due to an increase in employee expenses including employee travel expense, convention and meeting expense, recruitment and relocation costs associated with the Company investing in new talent and employee education and training related costs.
●	Advertising and marketing expense increased $839,000, or 38.7%, in the third quarter 2023 compared to the same period in 2022, primarily due to media advertising production and placement related costs incurred in the third quarter of 2023.
●	Information services expense increased $714,000, or 3.4%, in the third quarter of 2023 compared to the same period in 2022. The increase was due to additional cost associated with the Company updating systems as it grows in size and complexity.
●	Merger, branch consolidation and severance related expense decreased $13.5 million, or 98.8%, in the third quarter of 2023 compared to the same period in 2022. The Company did not incur any merger expense pertaining to prior acquisitions during the third quarter of 2023, while it had a total of $7.5 million merger expense during the comparative period in 2022. The decrease also was due to lower branch consolidation related expense of $6.0 million.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $1.2 million, or 15.6%.

Noninterest expense increased by $21.1 million, or 3.0%, during the nine months ended September 30, 2023 compared to the same period in 2022. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Merger, branch consolidation and severance related expense decreased by $18.0 million, or 61.2%, compared to the nine months ended September 30, 2022. The decrease was primarily due to a $18.3 million decrease in merger expense pertaining to expenses related to the Atlantic Capital and CenterState mergers and a $7.3 million decrease in branch consolidation related expense in 2023 compared to 2022. These decreases were offset by severance related payments totaling $8.1 million related to restructuring costs recorded in March 2023.
●	Other noninterest expense increased $4.4 million, or 9.2%, compared to the nine months ended September 30, 2022. This increase was mainly attributable to a $6.2 million increase in earnings credit expense to HOA customers, a $2.6 million increase in state franchise and occupation tax payments, a $2.5 million increase in donations, and a $1.9 million increase due to a new subscription to a system that provides real-time financial market data analysis services. These increases were partially offset by a decrease in fraud charge-offs, tax penalties, digital banking losses, force placed insurance and miscellaneous operational charge-off related expenses totaling approximately $8.8 million.

Income Tax Expense

Our effective tax rate was 21.08% for the three months ended September 30, 2023 compared to 22.23% for the three months ended September 30, 2022. The decrease in the effective rate for the quarter, when compared to the same period in the prior year, is mostly driven by a decrease in pretax income, disallowed interest expense, disallowed executive compensation, and an increase in the cash surrender value of BOLI policies, partially offset by an increase in tax-exempt interest income and non-deductible FDIC premiums.

Our effective tax rate for the first nine months of the year was 21.60% compared to 21.76% for the first nine months of 2022. The decrease in the year-to-date effective tax rate compared to the same period of 2022 was primarily driven by an increase in non-deductible FDIC premiums, disallowed executive compensation, and disallowed interest expense, partially offset by an increase in tax-exempt interest income and an increase in federal tax credits available.

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.1 billion, or 2.4%, from December 31, 2022 to September 30, 2023, to approximately $45.0 billion. Within total assets, loans increased, $1.8 billion, or 6.1%, while investment securities decreased $845.3 million, or 10.3%, during the period. Within total liabilities, deposit growth was $584.6 million, or 1.6%, and derivative liabilities increased $217.7 million, or 21.1%. Total shareholder’s equity increased $156.1 million, or 3.1%. The increase in loans was due to organic growth. Deposit increase was due to growth in money market accounts of $2.4 billion, including $1.1 billion in reciprocal insured money market deposits and time deposits of $2.0 billion, including an increase in brokered time deposits of $908.9 million. These increases were offset by declines in noninterest-bearing, interest-bearing checking and savings accounts of $2.0 billion, $1.1 billion and $704.2 million, respectively. Our loan to deposit ratio was 87% and 83% at September 30, 2023 and December 31, 2022, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 30% and 36%, respectively at September 30, 2023 and December 31, 2022.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At September 30, 2023, investment securities totaled $7.3 billion, compared to $8.2 billion at December 31, 2022, a decrease of $845.3 million, or 10.3%. At September 30, 2023, approximately 63.0% of the investment portfolio was classified as available for sale, approximately 34.5% was classified as held to maturity and approximately 2.5% was classified as other investments. During the nine months ended September 30, 2023, we purchased $188.9 million of capital stock with the Federal Home Loan Bank classified as other investment securities on the balance sheet of which we sold back $185.9 million. The net increase to the capital stock holding for the Federal Home Loan Bank of Atlanta of $3.0 million during the quarter was due to the increase in Federal Home Loan Bank borrowings. During the nine months ended September 30, 2023, we purchased $34.5 million of available for sale securities. There were no purchases of held to maturity securities during 2023. These purchases were offset by maturities, paydowns, sales and calls of investment securities totaling $861.6 million. Net amortization of premiums was $15.2 million in the first nine months of 2023.

At September 30, 2023, the unrealized net loss of the available for sale securities portfolio was $1.1 billion, or 19.0%, below its amortized cost basis, compared to an unrealized net loss of $889.3 million, or 14.3%, at December 31, 2022. At September 30, 2023, the unrealized net loss of the held to maturity securities portfolio was $521.3 million, or 20.6%, below its amortized cost basis, compared to an unrealized net loss of $433.1 million, or 16.1%, at December 31, 2022.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
September 30, 2023
U.S. Treasuries	$174,322	$172,259	$(2,063)	$174,322	$—
U.S. Government agencies	443,325	381,004	(62,321)	443,325	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,326,163	2,660,044	(666,119)	94	3,326,069
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,096,509	885,417	(211,092)	—	1,096,509
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,555,600	1,219,423	(336,177)	16,756	1,538,844
State and municipal obligations	1,132,238	873,007	(259,231)	1,131,562	676
Small Business Administration loan-backed securities	484,280	418,401	(65,879)	484,280	—
Corporate securities	30,546	26,463	(4,083)	—	30,546
	$8,242,983	$6,636,018	$(1,606,965)	$2,250,339	$5,992,644

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

At September 30, 2023, we had 1,249 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.6 billion. At December 31, 2022, we had 1,311 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.3 billion. The total number of investment securities with an unrealized loss position decreased by 62 securities, while the total dollar amount of the unrealized loss increased by $280.6 million. The level of unrealized losses within the Company available for sale and held to maturity securities portfolios is due to the overall increase in short and long-term interest rates in 2023.

All investment securities in an unrealized loss position as of September 30, 2023 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not more likely than not that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of September 30, 2023:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$50,000	2.05%	$14,365	2.32	$107,901	1.62%	$25,000	2.20%	$197,266	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	188,332	1.99	1,286,028	1.78	1,474,360	1.81
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	451,928	2.49	451,928	2.49
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,629	0.94	111,183	1.35	207,852	1.54	355,664	1.42
Small Business Administration loan-backed securities	—	—	—	—	—	—	54,495	1.20	54,495	1.20
Total held to maturity	$50,000	2.05%	$50,994	1.33%	$407,416	1.72%	$2,025,303	1.91%	$2,533,713	1.87%
Available for Sale (fair value)
U.S. Government treasuries	$172,259	1.80%	$—	—%	$—	—%	$—	—%	$172,259	1.80%
U.S. Government agencies	54,090	3.06	68,832	2.31	93,833	1.68	—	—	216,754	2.17
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	2,559	2.33	148,316	2.28	1,337,831	1.85	1,488,706	1.89
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	8,921	2.54	13,059	2.24	497,448	2.18	519,427	2.19
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	109	5.83	111,483	2.70	596,851	1.94	241,090	1.81	949,532	1.99
State and municipal obligations	500	3.15	28,722	3.03	95,590	2.39	748,196	2.29	873,007	2.33
Small Business Administration loan-backed securities	4,107	1.86	19,137	3.89	130,790	4.07	223,437	2.76	377,470	3.32
Corporate securities	—	—	—	—	25,767	3.98	696	4.50	26,463	4.00
Total available for sale	$231,065	2.11%	$239,653	2.71%	$1,104,205	2.27%	$3,048,697	2.07%	$4,623,620	2.15%
Total other investments	$—	—%	$—	—%	$—	—%	$187,152	3.65%	$187,152	3.65%
Total investment securities	$281,065	2.10%	$290,647	2.47%	$1,511,621	2.12%	$5,261,152	2.06%	$7,344,485	2.09%
Percent of total	4%		4%		21%		71%
Cumulative percent of total	4%		8%		29%		100%

(1)Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.

(2)FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”

(3)The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 85.9% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window or Bank Term Funding Program. Approximately 13.7% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 94% of the municipal bond portfolio has ratings in the Double A or Triple A category.

Through September 30, 2023, we sold approximately $125.3 million of municipal securities given advantageous market conditions. The primary rationale for the sale was to reduce municipal and portfolio duration/price risk at an opportune moment in fixed income markets. As of September 30, 2023, the portfolio had an effective duration of 5.43 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	September 30, 2023		December 31, 2022
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$197,266	5.18	$197,262	5.81
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,474,360	6.14	1,591,646	6.13
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	451,928	5.32	474,660	6.52
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	355,664	3.89	362,586	5.00
Small Business Administration loan-backed securities	54,495	6.69	57,087	6.76
Total held to maturity	$2,533,713	5.61	$2,683,241	6.04
Available for Sale (fair value)
U.S. Treasuries	$172,259	0.33	$265,638	0.87
U.S. Government agencies	216,754	3.63	219,088	4.27
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,488,706	5.82	1,698,353	5.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	519,427	4.89	601,045	5.95
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	949,532	3.53	1,000,398	4.34
State and municipal obligations	873,007	8.71	1,064,852	8.74
Small Business Administration loan-backed securities	377,470	3.57	444,810	3.55
Corporate securities	26,463	2.72	32,638	2.94
Total available for sale	$4,623,618	5.35	$5,326,822	5.66

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2023, we determined that there was no impairment on our other investment securities. As of September 30, 2023, other investment securities represented approximately $187.2 million, or 0.42% of total assets, and primarily consists of FHLB and FRB stock which totals $168.3 million, or 0.37% of total assets. There were no gains or losses on the sales of these securities for three and nine months ended September 30, 2023 and 2022, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Net Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $114.2 million and $31.3 million, respectively, at September 30, 2023 and December 31, 2022.

Loans Held for Sale

The balance of mortgage loans held for sale decreased $1.5 million from December 31, 2022 to $27.4 million at September 30, 2023. Mortgage production in the third quarter of $521 million declined when compared to the fourth quarter of 2022 mortgage production of $693 million. Mortgage production has declined as mortgage rates have increased. The percentage of mortgage production sold into the secondary market increased in the third quarter of 2023 to 47% from 19% in the fourth quarter of 2022. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (ENDING BALANCE)	September 30,	% of	December 31,	% of
(Dollars in thousands)	2023	Total	2022	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$166,758	0.5%	$258,481	0.9%
Commercial non-owner occupied	1,810,082	5.7%	1,991,947	6.6%
Commercial owner occupied real estate	1,161,892	3.6%	1,332,942	4.4%
Consumer owner occupied	515,836	1.6%	586,252	1.9%
Home equity loans	239,369	0.7%	316,019	1.1%
Commercial and industrial	927,491	2.9%	1,128,280	3.7%
Other income producing property	159,652	0.5%	195,265	0.7%
Consumer non real estate	82,947	0.3%	133,679	0.4%
Other	227	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	5,064,254	15.8%	5,943,092	19.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	19,393	0.1%	46,464	0.2%
Commercial non-owner occupied	475,488	1.5%	553,058	1.8%
Commercial owner occupied real estate	361,157	1.1%	435,650	1.4%
Consumer owner occupied	176,628	0.6%	194,779	0.7%
Home equity loans	28,516	0.1%	38,961	0.1%
Commercial and industrial	40,076	0.1%	66,891	0.2%
Other income producing property	36,700	0.1%	52,827	0.2%
Consumer non real estate	33,585	0.1%	41,101	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	1,171,543	3.7%	1,429,731	4.7%
Total acquired loans	6,235,797	19.5%	7,372,823	24.4%
Non-acquired loans:
Construction and land development	2,590,090	8.1%	2,555,415	8.5%
Commercial non-owner occupied	6,416,782	20.0%	5,527,954	18.3%
Commercial owner occupied real estate	4,016,048	12.5%	3,691,601	12.2%
Consumer owner occupied	5,566,584	17.4%	4,381,011	14.5%
Home equity loans	1,081,212	3.4%	958,188	3.2%
Commercial and industrial	4,490,662	14.0%	4,118,312	13.6%
Other income producing property	473,979	1.5%	448,150	1.5%
Consumer non real estate	1,141,546	3.6%	1,103,646	3.7%
Other	3,972	—%	20,762	0.1%
Total non-acquired loans	25,780,875	80.5%	22,805,039	75.6%
Total loans (net of unearned income)	$32,016,672	100.0%	$30,177,862	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $1.8 billion, or 8.1% annualized, to $32.0 billion at September 30, 2023 compared to December 31, 2022. Our non-acquired loan portfolio increased by $3.0 billion, or 17.4% annualized, driven by organic growth. Consumer owner occupied loans, commercial non-owner occupied loans, commercial owner occupied real estate, commercial and industrial loans and home equity loans led the way with $1.2 billion, $888.8 million, $324.4 million, $372.4 million and $123.0 million in year-to-date loan growth, respectively, or 36.2%, 21.5%, 11.8%, 12.1% and 17.2% annualized growth, respectively. The acquired loan portfolio decreased by $1.1 billion, or 20.6% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner occupied loans, commercial owner occupied loans, commercial and industrial loans and construction and development loans with $259.4 million, $245.5 million, $227.6 million and $118.8 million in year-to-date loan decrease. Acquired loans as a percentage of total loans decreased to 19.5% and non-acquired loans as a percentage of the overall portfolio increased to 80.5% at September 30, 2023. This compares to acquired loans as a percentage of total loans of 24.4% and non-acquired loans as a percentage of total loans of 75.6% at December 31, 2022.

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

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending September 30, 2023, management selected a baseline weighting of 50%, a 25% weighting for an upside scenario and a 25% weighting for the more severe scenario. The scenario weightings were unchanged from the second quarter of 2023. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, rising interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still showed resilience and actual loan losses remain at low levels, continued downward shifts in the forecasted commercial real estate price index elevated modeled expected losses for the Commercial Real Estate and Commercial Construction and Land Development, which excludes Residential Construction, loan segments. The resulting provision was approximately $32.7 million during the third quarter of 2023.

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

As of September 30, 2023, the balance of the ACL was $448.0 million or 1.40% of total loans. The ACL increased $20.6 million from the balance of $427.4 million recorded at June 30, 2023. This increase during the third quarter of 2023 included $33.8 million of provision for credit losses, in addition to $13.2 million in net charge-offs. During the first nine months of 2023, the Company recorded $109.1 million of provision for credit losses along with net charge-offs of $17.5 million. The increase in net charge-offs during the third quarter of 2023 was due to one commercial and industrial loan relationship where we charged off $11.6 million. During the three and nine months ended September 30, 2023, the Company recorded a provision for credit losses based on loan growth and continued uncertainty around economic recessionary risks.

At September 30, 2023, the Company had a reserve on unfunded commitments of $62.3 million, which was recorded as a liability on the Balance Sheet, compared to $63.4 million at June 30, 2023 and $67.2 million at December 31, 2022. During the three and nine months ended September 30, 2023, the Company recorded a decrease in the reserve for unfunded commitments of $1.1 million and $4.9 million, respectively. For the prior comparative period, the Company recorded a provision for credit losses on unfunded commitments of $20.5 million and $22.5 million, respectively, during three and nine months ended September 30, 2022. The year-to-date provision in 2022 of $22.5 million included the initial provision for credit losses for unfunded commitments acquired from Atlantic Capital, which the Company recorded during the first quarter of 2022. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the first nine months of 2023.

The ACL provides 2.70 times coverage of nonperforming loans at September 30, 2023. Net charge-offs to total average loans during three and nine months ended September 30, 2023 were 0.16% and 0.08%, respectively, compared to net recoveries of (0.02)% and net charge-offs of 0.02%, respectively, during the three and nine months ended September 30, 2022. We continued to show solid and stable asset quality numbers and ratios as of September 30, 2023.

The following table presents a summary of the allowance for credit losses by loan segment, for the nine months ended September 30, 2023.

	September 30, 2023
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$77,051	21.1%
Residential Mortgage Junior	494	0.0%
Revolving Mortgage	13,314	4.5%
Residential Construction	7,229	2.6%
Other Construction and Development	64,472	6.1%
Consumer	22,755	3.9%
Multifamily	12,592	3.1%
Municipal	801	2.3%
Owner Occupied Commercial Real Estate	73,015	17.4%
Non-Owner Occupied Commercial Real Estate	124,529	24.2%
Commercial and Industrial	51,704	14.9%
Total	$447,956	100.0%

*     Loan balance in each category expressed as a percentage of total loans, excluding PPP loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$183	$6,599,684	0.01%	$326	$4,969,293	0.03%
Residential Mortgage Junior	28	11,393	0.98%	30	13,463	0.88%
Revolving Mortgage	138	1,422,385	0.04%	3,128	1,294,266	0.96%
Residential Construction	3	850,598	0.00%	2	803,546	0.00%
Other Construction and Development	59	1,926,448	0.01%	280	1,686,262	0.07%
Consumer	(2,478)	1,257,109	(0.78)%	(2,169)	1,235,652	(0.70)%
Multifamily	—	935,274	—%	—	632,806	—%
Municipal	—	742,210	—%	—	703,028	—%
Owner Occupied Commercial Real Estate	324	5,580,497	0.02%	(784)	5,415,587	(0.06)%
Non-Owner Occupied Commercial Real Estate	511	7,713,488	0.03%	21	7,202,177	0.00%
Commercial and Industrial	(11,965)	4,765,674	(1.00)%	428	4,338,897	0.04%
Total	$(13,197)	$31,804,760	(0.16)%	$1,262	$28,294,977	0.02%

	Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$740	$6,229,619	0.02%	$962	$4,575,374	0.03%
Residential Mortgage Junior	36	11,799	0.41%	176	14,070	1.67%
Revolving Mortgage	876	1,405,853	0.08%	3,359	1,272,764	0.35%
Residential Construction	97	859,274	0.02%	7	727,940	0.00%
Other Construction and Development	513	1,920,982	0.04%	920	1,594,965	0.08%
Consumer	(7,120)	1,260,683	(0.76)%	(5,762)	1,123,007	(0.69)%
Multifamily	—	848,326	—%	—	557,788	—%
Municipal	—	731,129	—%	—	678,523	—%
Owner Occupied Commercial Real Estate	675	5,537,247	0.02%	(825)	5,296,105	(0.02)%
Non-Owner Occupied Commercial Real Estate	900	7,571,356	0.02%	34	6,897,624	0.00%
Commercial and Industrial	(14,262)	4,745,240	(0.40)%	(2,271)	4,031,447	(0.08)%
Total	$(17,545)	$31,121,508	(0.08)%	$(3,400)	$26,769,607	(0.02)%

The following tables present summary of ACL for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023			2022
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$384,296	$43,096	$427,392	$257,428	$62,280	$319,708
ACL - PCD loans for ACBI merger	—	—	—	—	—	—
Loans charged-off	(17,340)	(630)	(17,970)	(5,242)	(1,884)	(7,126)
Recoveries of loans previously charged off	2,606	2,167	4,773	4,380	4,008	8,388
Net (charge-offs) recoveries	(14,734)	1,537	(13,197)	(862)	2,124	1,262
(Recovery) provision for credit losses	40,288	(6,527)	33,761	14,353	(10,925)	3,428
Balance at end of period	$409,850	$38,106	$447,956	$270,919	$53,479	$324,398

Total loans, net of unearned income:
At period end	$32,016,672			$28,836,303
Average	31,804,760			28,294,977
Net charge-offs as a percentage of average loans (annualized)	0.16%			(0.02)%
Allowance for credit losses as a percentage of period end loans	1.40%			1.12%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	269.98%			324.30%

	Nine Months Ended September 30,
	2023			2022
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807
ACL - PCD loans for ACBI merger	—	—	—	—	13,758	13,758
Loans charged-off	(29,372)	(803)	(30,175)	(13,218)	(5,561)	(18,779)
Recoveries of loans previously charged off	7,783	4,847	12,630	9,023	6,356	15,379
Net (charge-offs) recoveries	(21,589)	4,044	(17,545)	(4,195)	795	(3,400)
Initial provision for credit losses - ACBI	—	—	—	13,697	—	13,697
(Recovery) provision for credit losses	121,833	(12,776)	109,057	36,190	(37,654)	(1,464)
Balance at end of period	$409,850	$38,106	$447,956	$270,919	$53,479	$324,398

Total loans, net of unearned income:
At period end	$32,016,672			$28,836,303
Average	31,121,506			26,769,605
Net charge-offs as a percentage of average loans (annualized)	0.08%			0.02%
Allowance for credit losses as a percentage of period end loans	1.40%			1.12%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	269.98%			324.30%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2023	2023	2022	2022	2022
Non-acquired:
Nonaccrual loans	$105,579	$104,491	$67,894	$40,517	$30,076
Accruing loans past due 90 days or more	783	3,620	2,667	2,358	2,358
Restructured loans - nonaccrual	277	281	282	4,154	4,298
Total non-acquired nonperforming loans	106,639	108,392	70,843	47,029	36,732
Other real estate owned (“OREO”) (1) (6)	118	118	58	141	58
Other nonperforming assets (2)	331	109	129	104	56
Total non-acquired nonperforming assets	107,088	108,619	71,030	47,274	36,846
Acquired:
Nonaccrual loans (3)	57,464	59,821	51,650	55,808	58,064
Accruing loans past due 90 days or more	1,821	571	983	1,992	1,430
Restructured loans - nonaccrual	—	913	1,144	3,746	3,802
Total acquired nonperforming loans	59,285	61,305	53,777	61,546	63,296
Acquired OREO (1) (7)	316	962	3,415	882	2,102
Other acquired nonperforming assets (2)	62	19	31	40	132
Total acquired nonperforming assets	59,663	62,286	57,223	62,468	65,530
Total nonperforming assets	$166,751	$170,905	$128,253	$109,742	$102,376

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.42%	0.43%	0.30%	0.21%	0.18%
Total nonperforming assets as a percentage of total assets (5)	0.24%	0.24%	0.16%	0.11%	0.08%
Nonperforming loans as a percentage of period end loans (4)	0.41%	0.43%	0.30%	0.21%	0.18%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.52%	0.54%	0.42%	0.36%	0.35%
Total nonperforming assets as a percentage of total assets (5)	0.37%	0.38%	0.29%	0.25%	0.23%
Nonperforming loans as a percentage of period end loans (4)	0.52%	0.54%	0.41%	0.36%	0.35%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $11.8 million, $10.0 million, $13.3 million, $14.3 million, and $21.2 million as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $3.4 million, $3.4 million, $3.4 million, $3.4 million, and $3.9 million as of September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and September 30, 2022, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $166.8 million, or 0.52% of total loans and repossessed assets, at September 30, 2023, an increase of $57.0 million, or 51.9%, from December 31, 2022. Total nonperforming loans were $165.9 million, or 0.52%, of total loans, at September 30, 2023, an increase of $57.3 million, or 52.8%, from December 31, 2022. Non-acquired nonperforming loans increased by $59.6 million from December 31, 2022. The increase in non-acquired nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $57.1 million, an increase in consumer nonaccrual loans of $8.0 million, offset by a decrease in accruing loans past due 90 days or more of $1.6 million and restructured nonaccrual loans of $3.9 million. The increase in commercial nonaccrual loans at September 30, 2023, from December 31, 2022, was primarily due to five commercial and industrial relationships totaling $47.1 million, one commercial and industrial loan totaling $2.3 million, three commercial owner occupied real estate loans totaling $4.9 million and one commercial non owner occupied loan totaling $3.3 million. Acquired nonperforming loans decreased $2.3 million from December 31, 2022. The decrease in the acquired nonperforming loan balances was due to a decrease in consumer nonaccrual loans of $4.8 million, a decrease in restructured nonaccrual loans of $3.8 million, offset by an increase in commercial nonaccrual loans of $6.4 million. The decline in restructured nonaccrual loans over both the nonacquired and acquired loan portfolios was due to the adoption of ASU 2022-02 effective January 1, 2023, which extinguishes the former troubled debt restructuring (TDR) guidance and issues new requirements for determining modified loans to borrowers experiencing financial difficulty.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $2.6 billion or 15.0% annualized to $25.8 billion at September 30, 2023 from $23.2 billion at December 31, 2022. This increase was driven by growth in money market account of $2.4 billion, including $1.1 billion in reciprocal insured money market deposits and time deposits of $2.0 billion, including an increase in brokered time deposits of $908.9 million. During the nine months ended September 30, 2023, core deposits decreased $1.4 billion. These funds exclude certificates of deposits and other time deposits and are normally lower cost funds. Core deposits declined as customers moved their funds into higher yielding time deposits as interest rates have risen along with some business customers moving funds for deposit insurance purposes. Federal funds purchased related to the Correspondent Banking Division and repurchase agreements were $513.3 million at September 30, 2023, a $43.1 million decline from December 31, 2022. The Company had no other borrowings outstanding at September 30, 2023 or December 31, 2022. The Company paid off the $400.0 million in FHLB borrowings outstanding at June 30, 2023 as pressure on liquidity subsided from the first and second quarter of 2023. Corporate and subordinated debentures declined by $278,000 to $392.0 million. Some key highlights are outlined below:

●	The increase in interest-bearing deposits from December 31, 2022 was driven by an increase in time deposits of $2.0 billion, including an increase in brokered time deposits of $908.9 million and an increase in money market accounts of $2.4 billion, including $1.1 billion in reciprocal insured money market deposits. These increases were partially offset by declines in interest-bearing checking deposits of $1.1 billion and savings deposits of $704.2 million. As customers moved funds from interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment, the Company increased its balance in brokered time deposits and in-market time deposits along with higher yielding money market accounts during the first nine months of 2023. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) during 2023 due to competitive pressures to retain deposits. Average interest-bearing deposits increased $1.8 million to $25.6 billion during the quarter ended September 30, 2023 compared to the same period in 2022. For more information on the composition of our total deposits, see Note 10 – Deposits in this Quarterly Report on Form 10-Q.
●	Other borrowings, consisting of FHLB borrowings, decreased $400.0 million during the three months period ended September 30, 2023. The Company borrowed funds from the FHLB to provide excess liquidity in the first and second quarter of 2023. The Company paid down $400 million, on a net basis, in FHLB borrowing during the third quarter of 2023 from $400 million at June 30, 2023 as the financial markets stabilized and the stress on liquidity declined.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2023, the period end balance of noninterest-bearing deposits was $11.2 billion compared to $13.2 billion at December 31, 2022. Average noninterest-bearing deposits were $11.4 billion for the third quarter of 2023 compared to $13.9 billion for the third quarter of 2022. The decrease in period end and average noninterest bearing deposits was mainly due to customers seeking higher yields in the rising rate environment. Also, customers have less excess cash as funds from government support programs related to the COVID-19 pandemic decline and due to the effects of higher costs related to inflation.

Uninsured Deposits

At September 30, 2023 and December 31, 2022, the Company had approximately $13.0 billion and $14.6 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2023, shareholders’ equity was $5.2 billion, an increase of $156.1 million, or 3.1%, from December 31, 2022.

The following table shows the changes in shareholders’ equity during 2023:

(Dollars in thousands)
Total shareholders' equity at December 31, 2022	$5,074,927
Net income	387,517
Dividends paid on common shares ($1.52 per share)	(115,400)
Dividends paid on restricted stock units	(1,079)
Net increase in market value of securities available for sale, net of deferred taxes	(138,801)
Stock options exercised	1,392
Employee stock purchases	1,356
Equity based compensation	28,484
Common stock repurchased - equity plans	(7,409)
Total shareholders' equity at September 30, 2023	$5,230,987

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2023	2022
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.47%	10.96%
Tier 1 risk-based capital	6.00%	11.47%	10.96%
Total risk-based capital	10.00%	13.76%	12.97%
Tier 1 leverage	N/A	9.34%	8.72%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.25%	11.80%
Tier 1 risk-based capital	8.00%	12.25%	11.80%
Total risk-based capital	10.00%	13.44%	12.69%
Tier 1 leverage	5.00%	9.96%	9.39%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all increased compared to December 31, 2022. These ratios increased mainly due to net income during 2023 of $387.5 million. Tier 1 capital increased 7.9% and 7.0% at both the Company and Bank, respectively, with the increase in equity resulting from the net income recognized during the current period. Total risk-based capital increased 9.4% and 9.3% at both the Company and Bank, respectively, with the increase in equity resulting from the net income recognized during the current period, along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter with average assets for the Company and Bank increasing 0.8% and risk-based assets increasing 3.1%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of September 30, 2023 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our non-acquired loan portfolio increased by approximately $3.0 billion, or approximately 17.4% annualized, compared to the balance at December 31, 2022. The increase from December 31, 2022 was mainly related to organic growth and renewals on acquired loans. The acquired loan portfolio decreased by $1.1 billion from the balance at December 31, 2022 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased $845.3 million compared to the balance at December 31, 2022. The decrease in investment securities from December 31, 2022 was a result of maturities, calls, sales and paydowns of investment securities totaling $861.6 million, a reduction from the net amortization of premiums of $15.2 million, and a decrease in the market value of the available for sale investment securities portfolio of $196.3 million. This decrease was partially offset by purchases of available for sale investment securities totaling $34.5 million and other investment securities of $193.3 million. There were no purchases of held to maturity securities during the quarter. Total cash and cash equivalents were $1.3 billion at September 30, 2023 as compared to $1.3 billion at December 31, 2022. While the Company has increased its use of brokered deposits since December 31, 2022, the ratio of brokered deposits to total deposits at September 30, 2023 was 2.9% compared to the Company’s internal limit of 15%. During 2023, the Company has borrowed funds from the FHLB on a short-term basis, however there were no outstanding borrowings from the FHLB at September 30, 2023.

At September 30, 2023 and December 31, 2022, we had $1.1 billion and $150.0 million of traditional, out–of-market brokered deposits, respectively. At September 30, 2023 and December 31, 2022, we had $2.0 billion and $637.0 million, respectively, of reciprocal deposits. Total deposits were $36.9 billion at September 30, 2023, an increase of $584.6 million from $36.4 billion at December 31, 2022. This increase was driven by growth in money market accounts of $2.4 million, including $1.1 billion in reciprocal insured money market deposits and time deposits of $2.0 billion, including an increase in brokered time deposits of $908.9 million. These increases were offset by declines in noninterest-bearing, interest-bearing checking and savings accounts of $2.0 billion, $1.1 billion and $704.2 million, respectively. As customers moved funds from noninterest bearing checking, interest bearing checking and savings accounts, seeking higher yields in the rising rate environment along with insurance coverage, the Company’s balance in higher costing in-market time deposits and brokered time deposits and in money market deposit accounts including reciprocal insured money market accounts has increased. The Company raised interest rates on most interest-bearing deposit products (in particular time deposit specials and money market accounts) during 2023 due to competitive pressures to retain deposits. Total corporate and subordinated debentures and other borrowings at September 30, 2023 were $392.0 million and consisted of trust preferred securities and subordinated debentures. The Company had other borrowings consisting of FHLB borrowings during 2023 to increase liquidity but has since repaid in full the FHLB borrowings as of September 30, 2023 as the financial markets stabilized and the stress on liquidity declined. Total short-term borrowings at September 30, 2023 were $513.3 million, consisting of $253.5 million in federal funds purchased and $259.8 million in securities sold under agreements to repurchase. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements; federal funds sold; balances at the Federal Reserve Bank; and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks. The Bank may also access funds from borrowing facilities established with the Federal Home Loan Bank of Atlanta and the discount window of the Federal Reserve Bank of Atlanta. The Bank may also access funds through the Federal Reserve Bank Term Funding Program.  At September 30, 2023, our Bank had a total FHLB credit facility of $7.8 billion, with $2.1 million FHLB letters of credit outstanding at quarter-end, leaving $7.8 billion in availability on the FHLB credit facility.  At September 30, 2023, our Bank had $1.9 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion at September 30, 2023. The Bank had $1.1 billion of outstanding brokered deposits at the end of the quarter leaving $4.4 billion in available capacity. All of these resources would provide an additional $14.4 billion in funding if we needed additional liquidity. The Bank also has $3.7 billion in market value of unpledged securities at September 30, 2023 that can be pledged to attain additional funds if necessary. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2023. We believe that our liquidity position continues to be adequate and readily available.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of September 30, 2023, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

During the third quarter of 2023, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred fifty-three basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 27%. Management recognizes the difficulty using historical data to forecast deposit betas in the current environment. For internal purposes, we are assuming a cumulative upward rate cycle beta of 34.0% with a terminal federal funds rate of 5.50% and a corresponding cumulative rate increase of 525 basis points.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in October 2023 as the Base Case. As of September 30, 2023, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point increase / decrease in rates would result in an estimated 1.3% increase (up 100) and 1.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At September 30, 2023, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.4% decrease and 0.1% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 5.6% decrease and 0.9% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of September 30, 2023.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.3%
Up 200 basis points	2.2%
Down 100 basis points	(1.9%)
Down 200 basis points	(4.5%)

LIBOR Transition

The publication of all tenors of U.S. dollar LIBOR on a representative basis ceased as of September 30, 2023. As previously noted, we established a cross-functional LIBOR transition working group that (1) assessed the Company's exposure to LIBOR indexed instruments and the data, systems and processes that were impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company developed and implemented various proactive steps to facilitate the transition on behalf of customers up through September 30, 2023, which included:

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

As of September 30, 2023, the Company’s LIBOR-indexed loans, derivatives, and trust preferred securities have migrated to SOFR and other indices and will reprice by reference to such replacement indices at the next scheduled repricing date. Final validations and other verification tasks have been complete.

Deposit and Loan Concentrations

We have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our loans concentrated within a single industry or group of related industries. Furthermore, we attempt to avoid making loans that, in an aggregate amount, exceed 10% of total loans to a multiple number of borrowers engaged in similar business activities. As of September 30, 2023, there were no aggregated loan concentrations of this type. We do not believe there are any material seasonal factors that would have a material adverse effect on us. We do not have any foreign loans or deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.1 billion at September 30, 2023. Based on this criteria, we had eight such credit concentrations at September 30, 2023, including loans to lessors of nonresidential buildings (except mini-warehouses) of $6.9 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.3 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $8.4 billion, loans secured by jumbo (original loans greater than $548,250) of $2.5 billion, loans secured by business assets including accounts receivable, inventory and equipment of $2.2 billion and loans to consumers secured by non-real estate of $1.2 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2023 and December 31, 2022, the Bank’s CDL concentration ratio was 57.6% and 64.8%, respectively, and its CRE concentration ratio was 240.2% and 249.0%, respectively. As of September 30, 2023, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by Bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Return on average equity (GAAP)	9.24%	10.31%	9.83%	9.32%
Effect to adjust for intangible assets	6.28%	7.68%	6.84%	6.87%
Return on average tangible equity (non-GAAP)	15.52%	17.99%	16.67%	16.19%

Average shareholders’ equity (GAAP)	$5,328,912	$5,121,560	$5,269,775	$5,056,692
Average intangible assets	(2,022,810)	(2,052,463)	(2,029,689)	(1,982,227)
Adjusted average shareholders’ equity (non-GAAP)	$3,306,102	$3,069,097	$3,240,086	$3,074,465

Net income (GAAP)	$124,144	$133,043	$387,517	$352,547
Amortization of intangibles	6,616	7,837	20,943	25,178
Tax effect	(1,395)	(1,742)	(4,524)	(5,479)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$129,365	$139,138	$403,936	$372,246

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the acquisition of Atlantic Capital. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

●	Failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, mergers and acquisitions within the expected time frame, including from our acquisition of Atlantic Capital;

Deposit attrition, client loss or revenue loss following completed mergers or acquisitions may be greater than anticipated;

●	Risk related to volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	Economic downturn risk, potentially resulting in deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from inflation, interest rate increases, government or regulatory responses to the current global events, federal spending or spending cuts and/or one or more federal budget-related impasses or actions;

●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Potential deterioration in real estate values;
●	Interest risk involving the effect of a change in interest rates on our earnings, the market value of our loan and securities portfolios, and the market value of our equity;
●	Risks associated with a potential increase in our investment securities portfolio, including risks associated with acquiring and holding investment securities or potentially determining that the amount of investment securities we desire to acquire are not available on terms acceptable to us;
●	Risk associated with unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	Risk that the loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Liquidity risk affecting our ability to meet our obligations when they come due;
●	The risks of fluctuations in the market price of our common stock that may or may not reflect our economic condition or performance;
●	Personnel risk, including our inability to attract and retain consumer and commercial bankers to execute on our client-centered, relationship driven banking model;
●	Potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, potential difficulties in maintaining relationships with key personnel;
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Risks associated with our reliance on models and future updates we make to our models, including the assumptions used by these models;
●	Environmental, Social and Governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings;
●	Cybersecurity risk related to our dependence on internal computer systems and the technology of outside service providers, as well as the potential impacts of third party security breaches, which subject us to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	The payment of dividends on our common stock is subject to regulatory supervision as well as the discretion of our Board of Directors, our performance and other factors;
●	Compliance and litigation risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices, including changes in accounting principles relating to loan loss recognition (2016-13 - CECL);
●	Risks associated with actual or potential information requesting, investigations or legal proceedings by customers, regulatory agencies or others;
●	Reputation risk that adversely affects our earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Noninterest income risk resulting from the effect of regulations that prohibit or restrict the charging of fees on paying overdrafts on ATM and one-time debit card transactions;
●	Greater than expected noninterest expenses;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisition, whether involving stock or cash consideration;
●	Ownership dilution risk associated with potential mergers and acquisitions in which our stock may be issued as consideration for an acquired company;
●	The impact of competition with other financial service businesses and from nontraditional financial technology companies, including pricing pressures and the resulting impact, including as a result of compression to net interest margin;

●	Current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, the terrorist attack by Hamas in Israel, and other civil unrest, terrorism or geopolitical events, and related risks that result in loss of consumer confidence and economic disruptions; and
●	Transaction risk arising from problems with service or product delivery.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2023 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2022.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2023, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2023, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

As of September 30, 2023 and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

The following table reflects share repurchase activity during the third quarter of 2023:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs

July 1 ‑ July 31	3,444	*	$76.64	—	4,120,021
August 1 - August 31	834	*	78.73	—	4,120,021
September 1 - September 30	819	*	69.93	—	4,120,021
Total	5,097			—	4,120,021
*

For the months ended July 31, 2023, August 31, 2023 and September 30, 2023, totals include 3,444, 834, and 819 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell shares to the Company in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the 2022 Stock Repurchase Plan to repurchase shares.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

*     Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: November 3, 2023	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2023	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 3, 2023	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer