Form 10-K
period 2023-12-31
SouthState Corp
filed 2024-03-04
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, $2.50 par value	SSB	The New York Stock Exchange

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

The aggregate market value of the voting stock of the registrant held by non-affiliates was $4,954,793,000 based on the closing sale price of $65.80 per share on June 30, 2023. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 29, 2024 was 76,252,786.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SouthState Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business.

Overview

SouthState Corporation (“We,” “Our,” “SouthState” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida, that incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2023, a 251-branch network located throughout Florida, South Carolina, Alabama, Georgia, North Carolina, and Virginia. In addition, the Company operates SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Through the Bank, we operate a correspondent banking and capital markets service division for over 1,200 small and medium sized community financial institutions throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. In addition, the Bank operates SouthState|DuncanWilliams Securities Corp. (“SouthState|DuncanWilliams”), a full-service broker dealer headquartered in Memphis, Tennessee, which it acquired in February 2021. The services offered by SouthState|DuncanWilliams are complementary to the Bank’s correspondent banking and capital markets businesses and provide additional opportunities to the Bank’s client base. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, which offers support to the Bank’s Wealth line of business. The Bank owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. CBI Holding Company, LLC, Corporate Billing’s previous holding company, and its subsidiary, CBI Real Estate Holding, LLC, were merged into Corporate Billing effective November 30, 2023. In late 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

At December 31, 2023, we had approximately $44.9 billion in assets, $32.4 billion in loans, $37.0 billion in deposits, $5.5 billion in shareholders’ equity, and a market capitalization of approximately $6.4 billion.

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

Our revenue is primarily derived from interest on, and fees received in connection with, real estate and other loans, interest and dividends from investment securities and short-term investments, commissions on bond sales, fees from deposit accounts, hedging services, and gains from the sale of residential mortgage loans. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits and operating and general administrative expenses.

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

Commercial Real Estate Loans. As of December 31, 2023, $17.6 billion, or 54%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate, other income producing property and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2023, $8.0 billion, or 25%, of our loan portfolio consisted of residential real estate loans including home equity loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Our closed-end first lien loans are for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial (“C&I”) Loans. As of December 31, 2023, $5.5 billion, or 17%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Other Consumer Loans. As of December 31, 2023, $1.2 billion, or 4%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat and personal installment loans.

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

Deposit Products, Treasury Services and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, time deposit accounts and treasury and merchant services, through multiple channels, including our extensive network of 251 full-service branches, as of December 31, 2023, and our online, mobile and telephone banking platforms. As of December 31, 2023, our deposit portfolio was comprised of 29% noninterest-bearing deposits and 71% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Correspondent Banking and Capital Markets

We operate a correspondent banking and capital markets business division through the Bank and through SouthState|DuncanWilliams, the Bank’s broker dealer subsidiary acquired in February 2021. This line of business’s primary revenue generating activities are related to the capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

Mortgage Banking

We have a mortgage line of business that originates single-family home loans and either sells into the secondary market or holds in our portfolio those mortgages. We retain servicing rights for those loans we hold in our portfolio and for the majority of the loans that are sold.

Acquisition Strategy

Our business growth, profitability and market share have been enhanced by engaging in strategic mergers and acquisitions either within or contiguous to our existing footprint. Our acquisition strategy focuses on banking institutions that:

●	are consistent with our guiding principles of soundness, profitability and growth and are a good fit with our culture;
●	are strategically attractive by enhancing our footprint, allowing for cost savings and economies of scale, or providing market diversification, or otherwise strategically compelling;
●	have been determined to meet our risk appetite and profile; and
●	meet our financial criteria.

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

Core Values and Culture

A strategic priority for the Company is to develop a dynamic, high performing team by, in part, facilitating a culture that increases employee engagement, devotes resources to recruiting, developing and retaining talent, and recognizes the benefits of different perspectives and experiences. The Company’s core values, an essential cultural cornerstone, set the course by which we intend to meet this goal through our interactions with each other, our customers and our suppliers:

●	Local Market Leadership - Our business model supports the unique character of the communities we serve and encourages decision-making by a banker that is closest to the customer.
●	Long-Term Horizon - We think and act like owners and measure success over entire economic cycles. We prioritize soundness over short-term profitability and growth.
●	Remarkable Experiences - We will make our customers’ lives better by anticipating their needs and responding with a sense of urgency. Each of us has the freedom and responsibility to do the right thing for our customers.
●	Meaningful and Lasting Relationships - We communicate with candor and transparency. The relationship is more valuable than the transaction.
●	Greater Purpose - We enable our team members to pursue their ultimate purpose in life – their personal faith, their family, and their service to the community.

Because we recognize the importance of encouraging an environment that inspires our employees to act consistently with the Company’s core values, our management-level Culture Council is charged with overseeing the internal and external culture and values messaging, implementing a program for continuing to build and retain a diverse and inclusive employee base, developing a program to recruit, train and retain the leadership and talent necessary to deliver the Company’s vision, and maintaining an employee engagement program with clear objectives.

The Company’s Code of Ethics, which also addresses conflicts of interest and self-dealing, applies to all directors, officers and employees, each of whom are expected to adhere to it in every transaction. The Company believes that each employee is entitled to work in an atmosphere and environment free of discrimination and unlawful harassment. As a result, the Company has established and communicated to all employees a reporting structure for reporting incidents of harassment or discrimination. The Company’s Whistleblower hotline, which is located on our website and governed by our Whistleblower Policy, provides employees, customers, vendors and others with a confidential mechanism to express concerns or complaints regarding the Company’s accounting, internal accounting controls, auditing matters, securities law compliance, or any provision of federal law relating to fraud against shareholders. Other complaints or concerns, such as relating to human resources matters, may also be submitted confidentially through the whistleblower process, and any such matters are referred to our Human Resources Department or other departments, as appropriate, for resolution. Reporting on whistleblower complaints are reviewed by the Audit Committee of the Board.

Demographic Information

As of December 31, 2023, we had 5,070 full-time employees (compared to 4,921 as of the same date in 2022) and 214 part-time employees. Over 96% of our employees are located in the Bank’s 6-state branch footprint of South Carolina (33%), Florida (33%), Georgia (16%), North Carolina (7%), Alabama (6%) and Virginia (2%). To date, none of our employees are covered by collective bargaining agreements and all employees live in the United States. During fiscal year 2023, we hired 820 employees, and our voluntary turnover rate was 9.5% for all employees and 0.95% for management-level employees in 2023.

Additional workforce demographics by gender, race or ethnicity and generation are reflected in the graphics below.

Corporate Stewardship

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

In 2021, the Company adopted a three-year diversity and inclusion plan built around three goals:

In addition, the Company formed the Diversity and Inclusion Council to provide oversight to its diversity and inclusion strategy, support the implementation of diversity and inclusion initiatives that align with its vision and core values, and promote a diverse and inclusive workplace that represents the communities in which the Bank does business. The Diversity and Inclusion Council is responsible for identifying and addressing barriers that impact recruitment, retention and advancement of diverse candidates, defining benchmarks and metrics for diverse talent acquisition and retention, and identifying and implementing diversity and inclusion training for all Company employees and directors.

In 2022, we focused primarily on our implementation strategy for the three-year diversity and inclusion plan, which included discussing the diversity and inclusion plan with leadership throughout the Company to develop a mutual understanding and level of trust with local market leadership that would result in meaningful conversations and assist all stakeholders in viewing diversity from a number of perspectives. In addition, we established a small diversity and inclusion working group to help develop programs and initiatives in support of the action items outlined in the strategic plan. In collaboration with our Corporate Learning Department, in the fourth quarter of 2022, the Company engaged a third party to implement unconscious bias training throughout the Company. The unconscious bias training was first launched to the Board in late 2022, and as of December 31, 2023, it has been completed by over 600 leaders with plans to roll out the training to all team members through 2024.

As part of Corporate Stewardship's strategic plan, we announced several initiatives in 2023, including initiatives that continue to support the Company's Diversity & Inclusion plan. In the third quarter of 2023, the Director of Corporate Stewardship established several diversity metrics that would allow the Company to monitor its progress with recruitment, development, and retention of diverse talent, identify gaps, and allow us to focus our efforts accordingly. Beginning in 2024, SouthState's Diversity Metric Dashboard will track (i) Representation, (ii) Internal Talent Mobility, (iii) Voluntary versus Involuntary Turnover, and (iv) Recruiting Metrics. In addition to these metrics, to further support diversity and inclusion efforts within the Company, SouthState announced the addition of its first Corporate Social Responsibility Officer, who reports directly to the Director of Corporate Stewardship.

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

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate Learning University offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360 degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities. In 2023, employees completed on average 30 hours of Company-provided training.

Employee retention helps us operate efficiently. We believe that we offer competitive salaries, and many of our officers and key employees participate in the Company’s incentive program, which offers short-term cash incentives to reward annual performance and long-term incentives designed to reward sustainable shareholder value creation and encourage talent retention. In addition, we provide many of our employees with a comprehensive employee benefit program that includes: group life, health, dental and vision insurance; prescription benefits; flexible spending accounts; educational opportunities; an employee stock purchase plan; deferred compensation plans for officers and key employees; and a 401(k) plan with a Company match. The Company sponsors a broad leave plan that may be used for vacation, personal use and illness of employees and their immediate family members, and it awards paid leave based on tenure of service and title. The Company-sponsored Employee Stock Purchase Plan encourages our employees to invest in the Company by offering shares at a discounted price to participants.

Employee Health, Wellness and Safety

The safety and health of our employees is a top priority. While the COVID-19 pandemic has receded, allowing many of our employees that had worked remotely during that time to return to work locations, we value flexibility and approximately 26% of our employees continue to work effectively from remote locations.

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

Oversight of Environmental, Social and Governance Issues

The Governance and Nominating Committee of the Company’s Board of Directors oversees the Company’s current and emerging environmental, social and governance matters. The Company issues a Corporate Social Responsibility Report on an annual basis, which highlights the Company’s environmental, social and governance initiatives, including the Company’s commitment to: building vibrant communities where we operate and where our customers live and work; fostering a strong culture that supports and encourages a diverse and inclusive workforce; promoting the highest ethical standards and acting as good stewards; and being environmentally resourceful as we support efficient and sustainable practices. Our commitment to our communities, colleagues, corporate stewardship and the environment will inform our Company’s actions as we strive to meet our vision: investing in the entrepreneurial spirit, pursuing excellence, and inspiring a greater purpose. During 2023, we continued to build out our Corporate Responsibility Programs, focusing on assessing our commitment to the environment by analyzing transition and climate risk within our loan portfolio and determining our Scope 1 and Scope 2 emissions using the expertise and resources of an outside expert consultant in climate matters. A copy of the Company’s 2023 Corporate Social Responsibility Report is available on the Bank’s website at 2023 Corporate Social Responsibility Report.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve steeply increased the size of its balance sheet by buying securities in 2020-2021, and since then tapered such purchases and now is gradually reducing its balance sheet, and since the financial crisis has paid interest on excess reserves held by banks at the Federal Reserve. The Federal Reserve has also increased its target federal funds rate four times during 2023 to 5.25% to 5.50% to combat inflation. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies, including whether and when the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the banking turmoil in early 2023 and technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations. While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision. The scope of regulation and the intensity of supervision will likely become higher under the current presidential administration, including increased scrutiny, supervisory discouragement or even possible denials of bank mergers and acquisitions by federal bank regulators.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NYSE that apply to companies with securities listed on the New York Stock Exchange.

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

The OCC has proposed a policy statement on the OCC’s substantive approach to evaluating bank mergers under the Bank Merger Act (“BMA”). The proposed policy statement outlines the general principles the OCC would apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement would also identify certain indicators consistent with approval and those that would raise concerns. The proposal lists certain indicators as generally consistent with OCC approval, which include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition, and that the resulting institution would have total assets less than $50 billion. The Company is assessing the proposal and its possible impact on the Company’s strategy.

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

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The full amount of approximately $25.7 million for the two-year special assessment period was recognized as of December 31, 2023. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Dividend Restrictions

The Company is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. There are limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

The OCC has the general authority to limit the dividends paid by the Bank if such payment may be deemed to constitute an unsafe and unsound practice. The Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank, such as the Bank, is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been a transfer to surplus of no less than one/tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

We and the Bank must maintain the applicable common equity Tier 1 (“CET1”) capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. For more information on the CET1 capital conservation buffer, see Part I Item 1 “Supervision and Regulation – Capital Requirements.”

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2023, would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2023, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2023 and 2022, calculated using the regulatory capital methodology applicable to us during 2023.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2023
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.42%	$2,393,892
	Bank	4.00%	N/A	5.00%	10.03%	$2,659,730
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.75%	$1,682,261
	Bank	4.50%	7.00%	6.50%	12.52%	$1,950,505
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.75%	$1,151,491
	Bank	6.00%	8.50%	8.00%	12.52%	$1,420,370
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.08%	$1,267,623
	Bank	8.00%	10.50%	10.00%	13.75%	$1,147,350

As of December 31, 2022
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	8.72%	$2,051,115
	Bank	4.00%	N/A	5.00%	9.39%	$2,337,715
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	10.96%	$1,367,689
	Bank	4.50%	7.00%	6.50%	11.80%	$1,656,912
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	10.96%	$849,029
	Bank	6.00%	8.50%	8.00%	11.80%	$1,138,955
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	12.97%	$854,772
	Bank	8.00%	10.50%	10.00%	12.69%	$755,636
(1)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(2)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

The Company has elected to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. This amount was fixed as of December 31, 2021, and the Company began the three-year phase out period with 25% of the total CECL transitional amount being phased out in 2022 and 2023. At December 31, 2023 and 2022, approximately $30.5 million and $45.8 million, respectively, was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of December 31, 2023 and 2022.

On July 27, 2023, the banking agencies released a proposed rule to implement major changes to the capital rules for banking organizations with $100 billion or more in assets intended to bring the U.S. capital rules into conformance with the current international capital standards issued by the Basel Committee on Banking Supervision (“Basel Framework”). It is expected that the proposal, if enacted as proposed, would significantly increase capital requirements for banking organizations with $100 billion or more in assets, which could indirectly impact smaller institutions, such as the Company and the Bank, if larger banking organizations make changes in response to the increased capital requirements. The Company is monitoring the status of the proposed rule and is in the process of evaluating this proposed rulemaking and assessing the scale of its adverse impact on the Company and Bank if adopted as proposed.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for credit losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2023, our total reported loans for construction, land development, and other land were 60% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses (excluding reserve for unfunded commitments) and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 237% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses.

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

In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development, and combating unlawful discrimination. Under this rule, covered lenders, including the Bank, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions, and the price of credit. As finalized, the Small Business Lending Rule requires compliance by covered lenders as early as October 2024. However, on October 26, 2023, a federal district court issued a nationwide injunction prohibiting the CFPB from implementing or enforcing the Small Business Lending Rule pending the U.S. Supreme Court’s decision in an appeal of a Fifth Circuit decision finding that the CFPB’s funding structure is unconstitutional. If the Supreme Court reverses the Fifth Circuit’s finding, the CFPB will be required to extend all compliance deadlines for the Small Business Lending Rule to compensate for the period in which its implementation and enforcement of the rule was stayed by the district court. It is anticipated that the Bank will be required to update its systems and train its lenders to comply with this small business data collection rule, although it is unclear at this time what impact this rule may have on the Company’s financial statements.

In October 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, initially the base component would decrease from 21.0 cents to 14.4 cents, the ad valorem component would decrease from 5.0 basis points to 4.0 basis points multiplied by the value of the transaction, and the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents for debit card transactions performed from the effective date of the final rule to June 30, 2025. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. We will continue to monitor the status of the proposed rule and are in the process of evaluating this proposed rulemaking and assessing the scale of its adverse impact on the Company and Bank if adopted as proposed.

In addition, in October 2023, the CFPB proposed a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the proposed rule also would require, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the proposed rule, data providers would be prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The proposed rule would also place certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The proposed rule would also require third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. Under the proposal, the first compliance date would be effective six months after publication of the final rule. We continue to evaluate this proposal and the potential impacts, if adopted as proposed, on the Company and the Bank.

In January 2024, the CFPB issued two rule proposals as part of its approach to protect consumers by reducing so-called “junk fees”. The first proposal would remove an exception for overdraft lending services from longstanding provisions of the Truth in Lending Act (“TILA”) and other consumer financial protection laws by requiring banks with assets greater than or equal to $10 billion to treat overdraft loans like credit cards and other loans, including providing clear disclosures, to the extent the bank charges customer fees in excess of the direct costs of providing the service or in accordance with established benchmarks by the CFPB. While the Bank is still assessing the proposal, if adopted as proposed, this rule will likely have a material impact on the Bank by reducing revenue from overdraft lending services. The second proposal would prohibit nonsufficient funds fees on transactions that financial institutions decline in real time. These types of transactions include declined debit card purchases and ATM withdrawals, as well as some declined peer-to-peer payments. While the Bank is still assessing this proposal, with the Bank’s elimination of nonsufficient funds fees in 2022, this proposed rule, if implemented as proposed, will likely have limited impact on the Bank.

Community Reinvestment Act

The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the institution, including low- and moderate-income neighborhoods. Furthermore, the relevant federal bank regulatory agency is required to consider a bank’s CRA assessment when considering the bank’s application to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution or open or relocate a branch office. The relevant federal banking agency, the OCC in the Bank’s case, examines each bank and assigns it a public CRA rating. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” The Bank received a “satisfactory” rating at its most recent CRA evaluation.

On October 24, 2023, the Federal Reserve, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In developing the final rule, the agencies’ objectives included the following: (i) update the CRA regulations to strengthen the achievement of the core purpose of the statute, (ii) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (iii) provide greater clarity and consistency in the application of the regulations, (iv) tailor performance standards to account for differences in bank size, business models, and local conditions, (v) tailor data collection and reporting requirements and use existing data whenever possible, (vi) promote transparency and public engagement, (vii) confirm that CRA and fair lending responsibilities are mutually reinforcing, and (viii) promote a consistent regulatory approach that applies to banks regulated by all three agencies. The final rule is effective April 1, 2024. The Bank will be required to comply with operative provisions of the final rule’s new requirements beginning January 1, 2026, but will have until January 1, 2027, to comply with data and disclosure reporting requirements. It is anticipated that the Bank will require a material effort to update its systems as the new rule will impact several lines of business and require new compliance with data collection and reporting rules. This effort necessitates training for lenders and other stakeholders. Under the new rule, large banks will be subject to four tests versus the existing three tests, and performance evaluations will involve a more quantitative approach with complex data analytics. The Bank does expect increased expense to comply with the new rule, including expenses to enhance systems, training, and possible product enhancements.

Anti-Money Laundering Rules

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, (together, the “BSA”) and its implementing regulations require financial institutions to, among other duties, implement and maintain an effective anti-money laundering (“AML”) compliance program and file suspicious activity and currency transaction reports when appropriate.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act (“AMLA”), amends the BSA but does not directly impose new requirements on banks. However, AMLA requires the U.S. Treasury Department to, among other things, issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and implementing regulations, and conduct studies and issue regulations that may, over the next few years, significantly alter certain due diligence, recordkeeping and reporting requirements that the BSA and its implementing regulations impose on banks. AMLA also contains provisions that increase penalties for violations of the BSA and includes whistleblower incentives, both of which could increase regulatory enforcement against banks. Implementation of AMLA is ongoing and is anticipated to impact the Bank’s AML compliance program.

In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the “CTA”), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the “BOI Reporting Rule”), the first of three rulemakings that would implement the requirements of the CTA. Effective as of January 1, 2024, the BOI Reporting Rule requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the final Beneficial Ownership Information Access and Safeguards rule—the second of three rulemakings that would implement the CTA—which governs access to the national beneficial ownership registry. FinCEN has not yet issued the third CTA-implementing regulation, which will amend the beneficial ownership requirements applicable to banks and other covered financial institutions under FinCEN’s existing Customer Due Diligence (“CDD”) rule. While it is not clear what impact the new rules will have on the Bank, our compliance costs will likely increase as we develop enhanced CDD procedures and recalibrate customer information collection and reporting systems to effectively respond to the CTA’s new requirements.

Violations of the BSA and its implementing regulations can result in substantial civil and criminal penalties, and the federal banking agencies are required to consider the effectiveness of a financial institution’s AML compliance program when reviewing bank mergers and bank holding company acquisitions. In addition to the federal banking agencies, FinCEN is authorized to impose significant civil monetary penalties for violations of the BSA and its implementing regulations and has recently engaged in coordinated enforcement actions with state and federal law enforcement agencies and banking regulators.

OFAC Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering U.S. economic sanctions, which can which prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains a lists of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we find a name on any transaction, account or wire transfer associated with a sanctioned person, we must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), among other things, gives California residents the right to request access to or correct personal information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of their personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, processed, sold, or disclosed subject to certain federal laws. Similar laws have been or may be adopted by other states where we do business or collect personal information. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

For further information regarding the risks associated with data privacy and cybersecurity laws, please see Part I – Item 1A – Risk Factors – “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face cybersecurity risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), adversely affect our business or reputation, and create significant legal and financial exposure.”

Broker Dealer and Investment Adviser Regulation

Our broker dealer subsidiary and investment adviser subsidiary are subject to regulation by the SEC. FINRA is the primary self-regulatory organization for our registered broker-dealer subsidiary. The broker dealer and investment adviser subsidiaries also are subject to additional regulation by states or local jurisdictions. The SEC and FINRA have active enforcement functions that oversee broker dealers and investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect the Company’s ability to issue new securities expeditiously. In addition, certain changes in the activities of a broker dealer require approval from FINRA, and FINRA takes into account a variety of considerations in acting upon applications for such approval, including internal controls, capital levels, management experience and quality, prior enforcement and disciplinary history, and supervisory concerns.

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

Information with respect to the Company’s Board of Directors, Executive Officers and corporate governance policies and principles is presented on the Company’s website, www.SouthStatebank.com, on the Investor Relations page. We encourage our employees to take initiative and be responsible for their actions. We have implemented a Whistleblower program and adopted a Code of Ethics, and information about both is available under Corporate Overview/Governance Documents on the Investor Relations page of our website located at www.SouthStatebank.com. We also adopted a formal corporate governance policy, a copy of which is available under Corporate Overview/Governance Documents/Corporate Governance Guidelines on the Investor Relations page of our website located at www.SouthStatebank.com.

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

Risks related to our Business and Business Strategy:

●	our ability to grow or to manage our growth effectively;
●	our ability to adequately anticipate and respond to changes in market interest rates;
●	a decrease in our net interest income due to the interest rate environment;
●	the negative impact of inflation on our business, profitability and stock price;
●	an increase in the cost of funds as a result of general economic conditions, FDIC insurance assessments, interest rates, and competitive pressures on deposits;
●	the implementation of new lines of business or new products and services;
●	our ability to realize the benefits expected from strategic initiatives;
●	the impact of technological changes, including artificial intelligence and online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
●	a significant portion of our loan portfolio being secured by real estate;
●	our loan portfolio including commercial and commercial real estate loans that may have higher risks;
●	our ability to effectively manage credit risk and interest rate risk;
●	lack of liquidity or inability to effectively manage liquidity rate risk;
●	the results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	the impact of the Current Expected Credit Loss standard and global events on our allowance for credit losses;
●	our size and continued pace of growth requiring us to raise additional capital in the future that may not be available when it is needed;
●	our processes for managing risk not being effective to mitigate risk or losses;
●	rising mortgage rates and adverse changes in mortgage conditions;
●	our recent results not being indicative of our future results;
●	environmental risks in our lending activities;
●	appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	losses due to errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	the adoption of artificial intelligence tools by us and our third-party vendors and service providers;
●	environmental, social and governance risks that adversely affect our reputation, the trading price of our common stock and/or our business, operations and earnings;
●	our ability to maintain our culture and attract and retain experienced people;
●	our ability to offer our key management personnel long term incentive compensation and our ability to retain such personnel;
●	our reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
●	our ability to implement information technology and cybersecurity system enhancements and operational initiatives;
●	changes and instability in global economic conditions and geopolitical matters;
●	a failure of disruption to our operational or security systems or infrastructure, or those of our third-party service providers;
●	risks from cyber-attacks, information security breaches, and other similar incidents;
●	future expansion;
●	the availability of attractive acquisition opportunities in the future;
●	our disclosure controls and procedures not preventing or detecting all errors or acts of fraud;

●	our accounting policies and processes;
●	the value of the securities in our investment portfolio;
●	consumers opting not to use banks to complete their financial transactions; and
●	our ability to maintain our reputation.

Risks relating to the Regulatory Environment:

●	government regulations that could limit or restrict our activities;
●	recent regulatory proposals that may increase capital and liquidity risks;
●	the heightened expectations of regulatory agencies exposing the Company to risk as it grows;
●	our obligation to maintain capital to meet regulatory requirements;
●	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
●	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	our obligation to comply with numerous laws designed to protect consumers, including the CRA and fair lending laws;
●	increases in FDIC deposit insurance premiums and assessments;
●	changes to our requirement to commit capital resources to support the Bank;
●	changes in tax laws, regulations, and interpretations or challenges to our income tax provision; and
●	complex and evolving laws, regulations, rules, standards, and contractual obligations regarding data privacy and cybersecurity.

Risks relating to our Common Stock:

●	state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us;
●	shares of our Common Stock not being insured deposits and losing value;
●	future capital needs resulting in dilution of shareholder investment;
●	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
●	our ability to pay dividends;
●	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
●	volatility of our stock price; and
●	our institutional shareholders, which own approximately 29% of our common stock, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces:

●	changes to the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes resulting from a possible new U.S. presidential administration and congressional seat turnover;
●	a slowdown in economic growth or a resumption of recessionary economic conditions;
●	the soundness of other financial institutions;
●	the success of the local economies where we operate;
●	adverse weather or manmade events;
●	physical and financial risks associated with climate change and other weather and natural disaster impacts;
●	market volatility that could adversely affect our operations or ability to access capital;
●	competition;
●	changes in the fiscal and monetary policies of the federal government and its agencies; and
●	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

Risk Factors

An investment in our common stock is subject to risks inherent in our business. The following discussion highlights the risks that management believes are material for our Company, but do not necessarily include all the risks that we may face. You should carefully consider the risk factors and uncertainties described below and elsewhere in this Annual Report on Form 10-K (“Report”) in evaluating an investment in our common stock.

Risks relating to our Business and Business Strategy

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in pursuing such growth strategies. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally, continued availability of desirable business opportunities, the competitive responses from other financial and non-financial institution competitors in our market areas, our ability to continue to implement and improve our operational, credit, financial, management and other risk controls and processes and our reporting systems and procedures to manage a growing number of client relationships, and our ability to integrate any acquisitions and develop consistent policies throughout our various businesses. While we believe our market areas are among the highest growth areas in the country, and that we have the management and other resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, we cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, monetary policy, money supply, recessionary pressures, unemployment, and other changes that affect domestic and foreign financial markets. Our net interest income is affected not only by the level and direction of interest rates but also by the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, and the timing of changes in these variables. In the event rates increase, our interest costs on liabilities may increase more rapidly than our income on interest earning assets, thus resulting in a deterioration of net interest margins. As such, fluctuations in interest rates could have significant adverse effects on our financial condition and results of operations.

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

The Federal Reserve’s interest rate increases have impacted the rates we charge borrowers and depositors and our net interest margin. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

In addition, our net interest income may be adversely affected by resurgent inflationary pressures and new global supply chain challenges, geopolitical matters, weather events or other developments. While the rate of inflation for 2023 was lower than that experienced in either 2021 and 2022, it continued to exceed the Federal Reserve’s two percent (2%) annual target. There is a risk that inflation may become higher or persist for longer periods of time and not decrease. We have increased rates in response to the Federal Reserve’s interest rate increases, and loan demand has subsequently decreased. As interest rates have risen, competition for deposits has increased, leading to higher deposit costs and reduced liquidity. Any further increase in interest rates to address inflationary pressures could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy.

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

In addition, recent events impacting the banking industry, including the bank failures in early 2023, have resulted in significant disruption and volatility in the capital markets, reduced current valuations of securities portfolios and bank stocks, and decreased confidence in banks among depositors and other counterparties as well as investors. These events occurred in the context of rapidly rising interest rates which, among other things, have resulted in unrealized losses in longer duration debt securities and loans held by banks, increased competition for deposits and potentially increased the risk of a recession. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. Increased adoption of consumer banking technology can result in reduced deposit stickiness due to the relative ease with which depositors may transfer deposits to a different depository institution in the event that confidence is lost in the Bank. The cost of resolving the bank failures in early 2023 has also prompted the FDIC to issue a special assessment to recover costs to the Deposit Insurance Fund, and such special assessments may continue to be imposed. Please see Item I – Part 1 – “Supervision and Regulation – FDIC Insurance Assessments and Depositor Preference” for further information.

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in new sales channels such as online and mobile banking in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of, and resources needed for, the initiative and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services and/or new sales channels may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service and/or sales channels. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may not realize the expected benefits from our strategic initiatives, either in whole or in part, which could negatively impact our future profitability.

Our current strategic plan contains growth, investment, risk management and efficiency initiatives in order to create a better and more profitable Company and remain competitive with other bank and non-bank financial services providers.  To achieve our strategic goals, we must successfully execute these initiatives. Our current initiatives include, but are not limited to, building upon our digital banking initiatives, implementing real time payments, growing our middle market and larger corporate banking and correspondent divisions, and continuing to enhance our technology and cybersecurity infrastructure. While we have met our strategic initiatives in the past, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected efficiencies and revenue enhancements that we anticipate.

Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures.  There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will not negatively impact our organization.  These initiatives may fail to meet our own or our clients’ expectations and may fail to keep pace with bank and non-bank competition and we may realize significant losses as a result.

Technological changes, including artificial intelligence and online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including artificial intelligence tools to enhance efficiencies, as well as mobile and online banking services. Changes in customer behaviors have increased the need to offer these options to our customers. The past several years accelerated technological change as our employees and the customers and communities to which we provide products and services converted to remote work, shopping and banking as we experienced supply chain interruptions.

In addition to serving clients better, investments in, and the effective use of, technology, including artificial intelligence, may increase efficiency and may enable financial institutions to reduce costs. Although we are making focused investments in automation and other technology solutions to improve both our customer facing and back-office services and have strategically introduced artificial intelligence tools for internal efficiencies, investments may not be sufficient or provide the anticipated benefits or desired return. We can make no assurance that investments will be sufficient to increase efficiencies, retain existing customers or attract new customers in the future.

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

A significant portion of our loan portfolios are secured by real estate. As of December 31, 2023, approximately 79.2% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Any weakening of the real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial industrial, construction and land development and commercial real estate loans at December 31, 2023 and 2022 were $23.2 billion and $22.4 billion, respectively, or 71% and 74%, respectively, of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Any formal or informal action by our supervisors may require us to take increased reserves on these loans and could affect our share price.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. Concentrations in commercial real estate are monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk-based capital (as of December 31, 2023, our bank ratio was 60%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2023, our bank ratio was 237%).

Regulators may require banks to maintain elevated levels of capital or liquidity due to commercial real estate loan concentrations, and could do so, especially if there is a downturn in our local real estate markets. See Part I Item 1 “Supervision and Regulation – Lending Standards and Guidance” for further details on the Guidance.

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

We must also effectively manage interest rate risk. Because mortgage loans typically have much longer maturities than deposits or other types of funding, rising interest rates can raise the cost of funding relative to the value of the mortgage loan. We manage this risk in part by holding adjustable rate mortgages in portfolios and through other means. Conversely, the value of our mortgage servicing assets may fall when interest rates fall, as borrowers refinance into lower rate loans. Given current rates, material reductions in rates may not be probable, but as rates rise, this risk increases, as evidenced by the March 2023 bank failures. There can be no assurance that we will successfully manage the lending and servicing businesses through all future interest rate environments.

A lack of liquidity and/or ineffective liquidity management practices could affect our operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include core deposits, federal funds purchased, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. Other sources of liquidity are available to us should they be needed, including our ability to acquire additional non-core deposits, the issuance and sale of debt securities, a secured line of credit we have with U.S. Bank, advances from the Federal Home Loan Bank of Atlanta and the Federal Reserve Discount Window, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, as evidenced by the March 2023 bank failures. Our ability to borrow could be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Further, effective management of liquidity risk includes, among other practices, establishing liquidity key risk indicators and related risk tolerances, maintaining a portfolio of high-quality liquid assets, building and maintaining loan collateral at the Federal Home Loan Bank of Atlanta and Federal Reserve Discount Window, cash flow forecasting, diversifying funding sources, designing and using stress testing scenarios, and implementing an operational contingency funding plan. Our failure to effectively manage our liquidity risk through one or more of these practices could lead to operational disruptions, financial losses, and reputational damage, resulting in an adverse effect on our business, financial condition, and results of operations.

The results of our most recent stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate.

We perform capital stress testing on an annual basis using the stress testing assumptions provided by the regulators for the CCAR stress tests. We perform liquidity stress testing and credit stress testing on a quarterly basis. Under the capital stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “severely adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

The Current Expected Credit Loss (“CECL”) standard may result in increased volatility and further increases in our allowance for credit losses (“ACL”).

The measure of our ACL is dependent on the interpretation of applicable accounting standards, as well as external events, including the amount and pace of interest rate increases, market conditions, including recession risk and the possible impact on the unemployment rate and the performance of our loan portfolio, and other factors including the conflict in Ukraine, the escalating conflict between Israel and Hamas, supply chain disruptions, and pandemics such as the COVID-19 pandemic, among others. We adopted the Financial Accounting Standards Board’s Current Expected Credit Loss, or CECL standard, in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2020 at the time of our adoption of CECL.

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

Our ability to access the capital markets, if needed, will depend on a number of factors, including the state of the financial markets. Rising interest rates, disruptions in financial markets, negative perceptions of our business or our financial strength, or other factors may impact our ability to raise additional capital, if needed, on terms acceptable to us. For example, in the event of future turmoil in the banking industry or other idiosyncratic events, there is no guarantee that the U.S. government will invoke the systemic risk exception, create additional liquidity programs, or take any other action to stabilize the banking industry or provide liquidity. Any diminished ability to access short-term funding or capital markets to raise additional capital, if needed, could subject us to liability, restrict our ability to grow, require us to take actions that would affect our earnings negatively or otherwise affect our business and our ability to implement our business plan, capital plan and strategic goals adversely.

Our processes for managing risk may not be effective in mitigating risk or losses to us.

The objectives of our risk management program and processes are to mitigate risk and loss to our organization. We have established an enterprise risk framework and program that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject across the organization and business lines, including liquidity risk, credit risk, strategic risk, market risk, interest rate risk, operational risk (including payments risk, BSA/AML risk, and model risk), cybersecurity risk, corporate governance and legal risk, compliance risk, strategic risk, and reputational risk (including environmental and social risks), among others. We also assess new and emerging risks on our existing programs. However, this framework will evolve as we expect to become subject to heightened expectations from the OCC as we grow above $50 billion in assets. In addition, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial institutions industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. Any potential new regulations or modifications to existing regulations would also likely necessitate changes to our existing regulatory compliance and risk management infrastructure. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

Rising mortgage rates and adverse changes in mortgage market conditions could adversely impact our mortgage line of business.

Our mortgage line of business contributes significantly to our results of operations. The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. As interest rates increased during 2022 and 2023, the demand for mortgages has decreased materially, and our mortgage volume has substantially decreased as well. While we have adjusted our business model to sell a larger percentage of our originations into the secondary market, the gain on sale opportunities have been smaller than in previous years. Further, the portion of our mortgage loans that are originated for our portfolio subjects the Company to increased interest rate risk. Additionally, the fair value of our mortgage servicing rights is sensitive to changes in interest rates and interest rate volatility. Any change in the fair value of our mortgage servicing rights may negatively impact earnings. As a result of these and other factors, our price and profitability targets for this business may not be met, reducing our results of operations in the line of business and our net income. Further, risk in the mortgage business is heightened due to external factors, such as compliance with regulations, historically low housing inventories restraining home sales, competitive alternatives, changing tax rates and strategies, economic conditions, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

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

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of remediation, as well as for related personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations. Many environmental laws impose liability regardless of whether the Company knew of, or was responsible for, the contamination. In addition, banks’ credit and underwriting policies that result in funding fossil fuel projects may impact climate change and lead to increased greenhouse gas emissions. Banks have very limited control over the actions of their clients, and while banks can monitor client emissions and environmental profiles, information currently available is insufficient to assess both climate risk and the financial risk inherent in making lending decisions. Accordingly, the Bank may be unable to assess how our lending decisions affect both our risk profile and our profitability as well as our clients’ efforts to address climate change.

While we use appraisals in deciding whether to make a loan that is secured by real estate, they do not ensure the value of the real property collateral.

In deciding whether to make a loan secured by real property, we generally require an appraisal. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal amount does not reflect the amount that may be obtained upon a sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

We are subject to losses due to errors, omissions or fraudulent behavior by our employees, clients, counterparties or other third parties.

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. Like the financial services industry overall, we have seen an increase in fraudulent attempts on accounts, online transactions, and debit cards during 2023, and these attempts may continue to accelerate with the increased use of artificial intelligence to produce sophisticated malware, phishing schemes, and other fraudulent activities. While (i) our procedures are designed to follow customary, industry-specific security precautions, (ii) we provide employees with ongoing training, table-top exercises and regular communications and guidance to combat fraud, and (iii) we have adopted additional cybersecurity tools and solutions designed to identify fraudulent attempts, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

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

The adoption of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

Our adoption of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. We have implemented an AI governance function and risk management framework that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls. However, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, the trading price of our common stock and/or our business, operations, and earnings.

Governments, investors, customers, and the general public are increasingly focused on ESG practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of the customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Currently, there are no universal standards for such scores or ratings, and views about ESG are diverse, dynamic, and rapidly changing. If we were to fail to maintain an appropriate ESG program, practices and disclosures, we could face potential negative ESG-related publicity in traditional and social media, including based on the identity of those we choose to do business with and the public’s view of those customers. In addition, certain states, including Florida, have enacted laws that would impair our ability to conduct certain business in the state if the Bank’s policies were to result in account closures due to factors that could be seen as promoting an ESG framework. If we or our relationships with customers, vendors and suppliers were to become the subject of negative publicity due to a perception of our ESG program, our ability to attract and retain customers and employees may be negatively impacted and our stock price may also be impacted.

Additionally, investors have begun to consider how corporations are addressing ESG matters when making investment decisions. For example, certain investors incorporate the business risks of climate change and the adequacy of companies’ responses to climate change and other ESG matters as part of their investment theses. During 2022, the SEC issued a proposal that would require disclosures regarding the Company’s climate risk management, and would require various reporting on the Company’s direct and indirect emissions, including what is called Scope 1, 2 and 3 emissions, as well as transition risk, which proposal is still pending. California has passed a similar disclosure law applicable to companies (such as the Company) that have more than $1 billion in annual revenues and operations in California. While the Company has established an ESG program and a climate risk steering committee and is in the process of determining its Scope 1 and 2 emissions, these rules will require material investment by the Company to fully implement. Any negative publicity regarding ESG or shifts in investing priorities or in required disclosures may result in adverse effects on the trading price of our common stock and/or our business, operations and earnings if investors, shareholders or other stakeholders determine that we have not adequately considered or addressed ESG matters.

Our business could suffer if we fail to maintain our culture and attract and retain experienced people.

Our success depends, in large part, on our ability to attract and retain competent, experienced people. Our strategic goals in particular require that we be able to attract qualified and experienced retail, commercial and corporate banking officers, mortgage loan officers, and SBA lenders in our existing markets as well as those markets in which we may want to expand who share our relationship banking philosophy and have those customer relationships that will allow us to grow successfully. We also need to attract and retain qualified and experienced technology, risk and back-office personnel to operate our business. Many of our competitors are pursuing the same relationship banking strategy in our markets and are looking to hire and retain qualified technology, risk and back-office personnel, which increases the competition to identify, hire and retain talented employees.

The Company’s recent mergers and the continued integration of the Company’s operations and employees into one bank creates an additional risk to the Company’s culture. If we fail to consider and account for corporate cultural differences across the companies due to various mergers, we will face increased difficulty in creating a cohesive culture.

We have focused, and will continue to focus, our strategic attention on our employees and our corporate culture, including enhancing our employee orientation, ongoing general credit and management training, leadership training and mentoring, and employee work environment as well as diversity and employee advancement. Our failure to maintain our culture and attractive working environment, through competitive compensation packages that reward initiative, as well as mentoring, training, and advancement opportunities in order to successfully compete for experienced, qualified employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

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

We believe our success has depended, continues to and in the future will depend, on the efforts and talents of our management team and our highly skilled employees and workers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining, and motivating our employees, our business and results of operations could be harmed.

We may not be able to successfully implement current or future information technology and cybersecurity system enhancements and operational initiatives, which could adversely affect our business operations and profitability.

We continue to invest significant resources in our information technology and cybersecurity systems, including by deepening and expanding our use of cloud-based applications, in order to provide enhanced functionality and security at an appropriate level, improve our operating efficiency, and streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers, and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to enhance our product and service offerings and meet the expectations of our customers. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly adopt system enhancements could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.

A failure of or disruption to our operational or security systems or infrastructure, or those of our third-party service providers, could disrupt our business, damage our reputation, increase our costs and cause losses.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. Further, third parties provide key components of our business infrastructure, such as our core processing, underwriting and servicing software, data collection and analysis, loan and deposit documents, compliance and risk software, product and service offerings, and internet connections and network access. As client, public and regulatory expectations regarding operational and information and cyber security have increased, we and our third-party service providers must continue to safeguard and monitor our operational and security systems and infrastructure for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities, or those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we have information and cybersecurity policies and procedures, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread failure of or disruption to our operational and security systems and infrastructure that support our businesses and clients. Any disruption or failure in our operational or security systems or infrastructure or the services provided by third parties, or any failure by us or these third parties to handle current or higher volumes of use, could adversely affect our ability to deliver products and services to our clients, process transactions and otherwise to conduct business.

For example, our financial, accounting, data processing, backup or other operational or security systems or infrastructure, or those of our third-party service providers, may fail to operate properly or become disabled or damaged as a result of a number of factors, including: sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; cyber-attacks, information security breaches or other similar incidents; natural disasters such as earthquakes, tornadoes, hurricanes and floods; pandemics; and events arising from local or larger scale political or social matters, including wars and terrorist acts. In addition, we rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, expose us to risk. Moreover, technological or financial difficulties of one of our third-party service providers or their sub-contractors could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data. Further, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. While we have policies and procedures designed to prevent or limit the effect of a disruption to or failure of the operation of our operational and security systems and infrastructure, there could be no assurance that any such disruptions or failures will not occur or, if they do, that they will be adequately addressed. Any failure or interruption in the operation of our communications and information systems and networks could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions. We frequently update our systems to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Implementation and testing of controls related to our computer systems, security monitoring and retaining and training personnel required to operate our systems also entail significant costs.

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

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks, information security breaches, and other similar incidents. These may include hacking, terrorist activities, identity theft, computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or third parties, social engineering, attacks on personal email of employees, or other information security breaches or similar incidents that could result in the unauthorized release, gathering, monitoring, misuse, misappropriation, loss, disclosure or destruction of confidential, proprietary, personal and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber-attacks, information security breaches or vulnerabilities or other similar incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect all cyber-attacks, information security breaches or other similar incidents, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are increasing and rapidly evolving, and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile payment and other internet-based product offerings and expand our internal usage of web-based products and applications and as artificial intelligence tools are increasingly used for purposes of cyber-attacks, information security breaches, and other similar incidents, including for targeted social engineering attacks. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees, service providers, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. For example, targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information in order to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred.

The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks, information security breaches, or other similar incidents at third-party service providers with access to our confidential, proprietary, personal and other information may not be disclosed to us in a timely manner. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful cyber-attack, information security breach, or other similar incident at one or more of such third-party service providers is not within our control. The occurrence of any such cyber-attacks, information security breaches, or other incidents could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, in some instances we may be responsible for the failure of such third parties to comply with government regulations.

We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including, for example, financial counterparties, regulators, and providers of critical infrastructure such as internet access and electrical power. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack, information security breach or other similar incident that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber-attack, information security breach, or other similar incident could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our business. In addition, we, our employees, and our customers are increasingly transitioning our and their computing infrastructure to cloud-based computing, storage, data processing, networking and other services, which may increase our cybersecurity risk.

Cyber-attacks, information security breaches, and other similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential, proprietary, personal or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable data privacy and cybersecurity laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. We may not be insured against all types of losses as a result of cyber-attacks, information security breaches and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

Although to date we have not experienced any material losses related to cyber-attacks, information security breaches, or other similar incidents, there can be no assurance that we will not suffer such losses in the future.

We may face risks with respect to future expansion.

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. We may acquire other financial institutions or parts of financial institutions in the future and engage in lift outs of our banking teams or de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services, which may also use new sales channels, such as online and mobile banking. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management, and are in markets in which we operate or close to those markets so we can achieve economies of scale.

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

Given the OCC’s recent proposed policy statement on bank mergers and continued uncertainty around the regulatory approval process generally, there is no assurance that bank regulators will consider applications along historic timelines or will affirmatively act on an acquisition proposal, increasing the risk that market conditions will adversely affect the financial feasibility of completing an acquisition, obtaining cost savings and operational efficiencies, or realizing merger synergies upon integration. Failure to achieve or delays in achieving anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects. Further, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our Company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets, contiguous markets, and beyond. The number of financial institutions headquartered in our market areas in the Southeastern United States and across the country continues to decline through merger and other activity. We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. In addition, acquisitions are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory and fair lending compliance, including with respect to BSA and AML obligations, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals.

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux and some banking organizations, including us, are experiencing delays in the processing of applications. In July 2021, President Biden issued an executive order on competition that requires the banking agencies to review the standards for bank mergers. This review is still ongoing for bank mergers and may change how the financial stability factor and community convenience and needs factor are evaluated. The OCC has proposed a policy statement on bank mergers designed to clarify the agency’s consideration of the statutory factors in the Bank Merger Act for approval of a bank merger, listing the indicators the OCC finds to be consistent with approval. See Part I Item 1 “Supervision and Regulation - Regulation of the Bank” for further details on the OCC’s proposed policy statement. In addition, some in Congress have called for a moratorium of any bank merger and acquisition of greater than $100 billion in assets. These proposals imply that we may be subject to higher antitrust standards, enhanced scrutiny under the Bank Merger Act guidelines, potentially delaying regulatory processing of applications. Any delay in approvals increases costs and uncertainties in the ability to successfully merge and integrate the target. Any acquisition could be dilutive to our earnings and shareholders' equity per share of our common stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit with the SEC is accurately accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or controls and procedures, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the controls systems are met.

These inherent limitations include the reality that judgments and decision making can be faulty, that alternative reasoned judgments can be drawn, and that breakdowns can occur because of a simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an authorized override of the controls. In addition, properly integrating our acquisitions into our disclosure controls and procedures in a timely manner presents challenges. Accordingly, because of the inherent limitations in our controls systems, misstatements due to error or fraud may occur and not be detected, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements.

Our accounting policies and processes are critical to how we report our financial condition and results of operations and require our management to make estimates about matters that are uncertain.

Accounting policies and processes are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Several of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to generally accepted accounting principles, we are required to make certain assumptions and estimates in preparing our financial statements, including determining credit loss reserves, reserves related to litigation and the fair value of certain assets and liabilities, among other items. If the assumptions or estimates underlying our financial statements are incorrect, we may experience material losses.

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

As of December 31, 2023, we owned $7.5 billion of investment securities, which included $2.5 billion in held-to-maturity securities, $4.8 billion in available for sale securities and $192.0 million in other investments.  The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio.  For available-for-sale securities, the unrealized gains and losses are recorded in equity, net of tax, in accumulated other comprehensive income (“AOCI”).  The Company has elected to exclude AOCI from its regulatory capital calculations, however, after the failure of a few financial institutions in the first quarter of 2023, many investors are taking into consideration losses in available for sale securities included in AOCI along with losses in held to maturity securities, which are not included in our financial statements, in looking at the valuations of financial institutions. If we experience further declines in the fair value of our available for sale and held to maturity securities, our stock price could be negatively impacted.

With adoption of Accounting Standards Codification (“ASC”) 326 effective January 1, 2020, we no longer evaluate securities for other-than-temporary impairments as the new accounting guidance changes the accounting for recognizing impairment on available for sale and held to maturity securities.  We analyze each available for sale security on a quarterly on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of the security to determine whether there is a credit loss associated with the decline in fair value.  We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors.  We use a systematic methodology to determine the ACL for investment securities held to maturity.  The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio.  We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.  Our estimate of the ACL involves a high degree of judgment; therefore, our process for determining expected credit losses my result in a range of expected credit losses.  We monitor the held to maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded.  Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

Actions by the financial service industry generally or by institutions or individuals in the industry can adversely affect our reputation indirectly by association. The proliferation of social media may increase the likelihood that negative public opinion from any of the real or perceived events in the financial services industry could impact our reputation and business. Negative public opinion could adversely affect the Company’s ability to attract and retain clients and teammates and can result in litigation and regulatory actions. All of these could adversely affect our growth, results of operation, and financial conditions.

Risks relating to the Regulatory Environment

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC, CFPB, and the FDIC. These laws, regulations, and rules are imposed primarily to protect depositors, the FDIC Deposit Insurance Fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority, or FINRA, whose regulations are designed to protect investors. Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

In addition, the Biden Administration has sought to implement a more stringent regulatory agenda that is focused on fair lending issues, bank fees, and climate change. This agenda also has included a heightened focus on the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, heightened scrutiny on Bank Secrecy Act and anti-money laundering requirements, topics related to social equity, executive compensation, and increased capital and liquidity, as well as limits on share buybacks and dividends. In addition, mergers and acquisitions have been dampened by increased antitrust and regulatory scrutiny. The issuance of proposed rules and guidance in these areas, particularly around debit card fees and other consumer fees, if implemented as proposed, would have a material impact on our business, financial condition and results of operations.

Regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. For example, during 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events could adversely impact our business, financial condition and results of operations.

Recent regulatory proposals may increase capital and liquidity risks.

If the changes to the capital rules issued by the banking regulators intended to bring the U.S. capital rules into conformance with the Basel Framework are adopted as proposed, banking organizations with assets of $100 billion or more may face significantly increased capital requirements. While the proposed rule does not affect the Company directly because it applies only to banking organizations with $100 billion or more in assets, it may adversely impact the Company due to general regulatory and investor expectations for the Company and the Bank to hold additional capital or as a result of larger banking organizations making changes in response to the increased capital requirements, which could have a material impact on the Company’s financial results and business mix. Please see Item I – Part 1 – “Supervision and Regulation – Capital Requirements” for further information regarding the capital rule proposal.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds, and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2023, we had approximately $719.7 million in wholesale brokered deposits, $29.1 million of in-market CDARs deposits, $2.1 billion of ICS deposits and approximately $59.5 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The Company and other large banking organizations are becoming subject to increased scrutiny, more intense supervision and regulation, and a higher risk of enforcement action, with increased fines and penalties, which we expect to continue. We expect that our businesses will remain subject to extensive regulation and supervision.

The Bank is subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by the Bank with respect to these laws could result in significant liability and have material impact on our business strategy.

The BSA and its implementing regulations require financial institutions to, among other duties, implement and maintain an effective AML compliance program and file suspicious activity and currency transaction reports when appropriate. The Bank is also subject to increased scrutiny from OFAC with respect to its compliance with the U.S. economic sanctions laws and regulations, which include, among other things, the prohibition against dealing with, and the need to block or freeze assets of, persons that are the subject of U.S. economic sanctions. Please see Item I – Part 1 – “Supervision and Regulation - Anti-Money Laundering Rules” and Item 1 – Part 1 – “Supervision and Regulation - OFAC Regulation” for further information regarding the Bank’s obligations under the BSA and its implementing regulations and U.S. economic sanctions laws and regulations, respectively.

If the Bank’s policies, procedures, and systems are deemed deficient, or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, the Bank could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity and ability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisition plans. Failure to maintain and implement an effective AML compliance program could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC has been calculated based on its average consolidated total assets less its average equity. However, effective January 1, 2019, which was following the fourth consecutive quarter where the Bank’s total consolidated assets exceeded $10 billion, the FDIC started to use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. For example, we incurred a special assessment of $26 million by the FDIC to help recoup losses to the Deposit Insurance Fund resulting from the bank failures 2023. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

The Federal Reserve may require us to commit capital resources to support the Bank.

Applicable law and the Federal Reserve require a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by any holding company in order to make the required capital injection into a bank is difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

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

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the CCPA, among other things, gives California residents certain rights with respect to their personal information. Similar laws have been or may be adopted by other states where we do business or from which we collect personal information. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

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

In many cases, shareholders may receive a premium for their shares if we are purchased by another company. State law and our articles of incorporation and bylaws could make it difficult for anyone to purchase us without the approval of our board of directors.

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

Our board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interest of our shareholders and may dilute the per share book value of our common stock. New investors also may have rights, preferences and privileges senior to our shareholders which may adversely impact our shareholders.

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

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. As of December 31, 2023, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $117.6 million, net of fair value adjustments. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

At December 31, 2023, our shareholders included three funds owning approximately 29% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2023, our shareholders include three funds that collectively own approximately 29% of the outstanding shares of our common stock. The top ten institutional owners collectively own approximately 50% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risks relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance, and uncertainty surrounding the potential legal, regulatory and policy changes by a possible new U.S. presidential administration may directly affect financial institutions and the global economy

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment, could impact our regulatory and compliance costs and expected revenues, all of which could materially and adversely affect our business, financial condition and operating results. Additionally, financial markets may be adversely affected by fiscal or monetary policies established by central banks and financial regulators, uncertainty concerning government shutdowns, debt ceilings or funding for the government, actual or perceived instability in the U.S. banking system, and the current or anticipated impact of geopolitical instability of conflict, including in the Middle East, Ukraine, and Taiwan, as well as terrorism and other geopolitical events.

Further, a possible change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in increased regulatory uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations have been in the past and may, in the future, be materially affected by global economic conditions and geopolitical matters, including, both directly and indirectly, through the impact on client activity levels. The macroeconomic environment in the United States is susceptible to global events and volatility in the financial markets. Global economic and political developments, such as the Ukraine conflict, the Hamas attack on Israel and related events in the Middle East, increased global trade and other multinational tensions, and other global events, have adverse consequences that impact the macroeconomic environment, and these impacts may persist for some time, including disruptions of global supply chains, cross-border migration trends, labor gluts or shortages, increased energy prices, inflationary pressures and higher interest rates. Changes in the global economic and geopolitical environment have resulted in significant adverse effects for many different types of businesses nationwide and in the regions in which we operate, which could adversely impact economic and market conditions for the Company and its clients and counterparties.

The impacts of the Federal Reserve’s interest rate increases have dampened loan demand, and global events and geopolitical tensions could cause economic disruption which may result in further declines in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. Developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. In addition, our net interest margin has been flat to decreasing in 2023 in response to competitive pressure to increase interest rates on deposits in order to retain our funding base faster than increasing the interest rate on our loans, thereby increasing our costs and reducing our revenues. In addition, increases in our loan pricing impacts our borrowers’ ability to repay existing loans or refinance loans as they become due, which could influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economy is subject to worldwide events, such as the COVID-19 pandemic and geopolitical tensions in the Middle East and Europe, as well as domestic events, any or all of which could impact inflationary pressures and interest rates to dampen demand, and these and other political and market developments are affecting and could continue to affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

We may be impacted by actual or perceived soundness of other financial institutions, including as a result of the financial or operational failure of a major financial institution, or concerns about the creditworthiness of such a financial institution or its ability to fulfill its obligations, which can cause substantial and cascading disruption within the financial markets and increased expenses, including FDIC insurance premiums, and could affect our ability to attract and retain depositors and to borrow or raise capital. For example, during 2023 the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank. In addition, adverse developments with respect to third parties with whom we have important relationships could also negatively impact perceptions about us. These perceptions about us could cause our business to be negatively affected and exacerbate the other risks that we face. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact the Company’s business, financial condition and results of operations.

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

Our market areas in Florida, South Carolina, North Carolina, Georgia, Virginia and Alabama are susceptible to hurricanes, tropical storms and related flooding and wind damage as well as tornados and other types of strong storms. While only one storm in 2023 impacted a branch in our market area with little disruption in business, these type of storms may do so in the future and may increase in intensity because of changes in weather patterns and other factors including climate change. Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate. We cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, tornados or other extreme weather events, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

In addition, the Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement in certain industries, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. Further, there is increased scrutiny of climate change-related policies, goals, and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters.

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

Many aspects of the banking business involve a substantial risk of legal liability. The Company and the Bank have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired). In addition, from time to time, we are, or may become, the subject of information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC, self-regulatory organizations and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management system. We have a cross-departmental approach to identifying, assessing, and managing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board and its Risk Committee and Audit Committee (respectively, the “Risk Committee” and the “Audit Committee”), as well as senior management in, among other areas, the information security, information technology, operations, and risk management (including enterprise and operational risk) areas, devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and to identify and respond to cybersecurity threats and incidents in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, identification, and remediation. Our information technology and information security areas review enterprise risk management-level cybersecurity risks continually, and key cybersecurity risks are incorporated into the Company’s Enterprise Risk Management Framework that supports its Risk Appetite Statement. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters , such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management. On an annual basis, the Board approves the Company’s Information Security Policy and Program which provides a layered approach to cybersecurity, and includes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of customer information in accordance with applicable law.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Company’s Chief Risk Officer (“CRO”), who oversees and supervises the risk function, including the information security, compliance, legal, operational (which includes business continuity, model risk, and third party risk functions) and enterprise risk areas. Our CISO has over 18 years of experience in information technology leadership, eight years of which is experience in leading information security oversight, and others on our information security team have various information security degrees and certifications within applicable disciplines. Our CISO receives reports from our information security team on a regular basis and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents.

Our information security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. The team also regularly collects data on cybersecurity threats and risk areas and conducts an annual risk assessment. Further, we conduct periodic external and internal control validations to assess our processes and procedures and the threat landscape, and we maintain a vulnerability management program designed to identify vulnerabilities and coordinate remediation efforts for any identified vulnerabilities in the environment. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, and vendors. Results of these ongoing activities are reported quarterly to management through the Cyber and Information Technology Steering Committee. In addition, we periodically perform simulations and tabletop exercises at the management level and incorporate external resources and advisors as needed. All employees are required to complete information security training at least once every year, and we require employees in certain roles to complete additional role-based, specialized cybersecurity trainings.

We have continued to expand investments in information security and cybersecurity, including providing additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging third-party cybersecurity experts. For example, in 2023, the Bank engaged a third-party cybersecurity consultant to conduct a review of the Company’s information security and cybersecurity program in relation to overall threat trends and specific factors affecting the Bank’s cyber risk profile. The review assisted management in enhancing the Company’s cyber-risk reduction efforts, including updating Bank’s cybersecurity strategy and program. The Company also maintains cybersecurity insurance provided by carriers that can provide additional technical, legal, and consultation services in the event of a security event that requires additional staff or expertise, including attorneys, forensic accountants, and public relations professionals, among others.

In addition to assessing our own cybersecurity preparedness, we also identify, evaluate and manage cybersecurity risks associated with use of third-party vendors and service providers. Our third-party risk function conducts an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. Our information security area regularly reviews third-party vendors and service providers, including their System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor or service provider is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess its cybersecurity preparedness and assess our relationship on that basis. The frequency and granularity of our review of third-party vendors and service providers is based on an assigned risk rating for each third-party vendor and service provider. Our assessment of risks associated with use of third-party vendors and service providers is part of our overall cybersecurity risk management framework.

The Board has ultimate oversight responsibility for the Company’s risk management and recognizes the importance of protecting the data provided by the Company’s customers and employees and devotes considerable time and attention to overseeing the strategies the Company employs to protect our data and systems and to mitigate against cybersecurity risk. A cybersecurity expert chairs the Risk Committee and provides technology-related insight and guidance to the Company. As part of the Risk Committee’s responsibility for monitoring key business and regulatory risks, the Risk Committee receives from our CISO quarterly reports and materials which include a review of cybersecurity and information technology key risk indicators, test results and related remediation, and any recent cybersecurity threats or incidents and how the Company is managing those threats or incidents. The Risk Committee also periodically reviews reports on the threat environment, vulnerability assessments, results of penetration testing, and potential cybersecurity and data privacy incidents, as well as information on ongoing employee training relating to data privacy and cybersecurity and how to protect data against cyber threats. Further, on a quarterly basis, our CRO presents to the Risk Committee updates from our Director of Enterprise and Operational Management on the Company’s business continuity program, which covers, among other things, outages and incidences and disaster recovery and business continuity testing. The Risk Committee also approves the annual risk assessment required by the Gramm-Leach-Bliley Act. Moreover, the CISO follows a risk-based escalation process to notify the Risk Committee outside of the cycle of regular updates when management has identified an emerging risk or material issue related to cybersecurity. The Risk Committee also reports material cybersecurity risks to the full Board, based on our CISO’s assessment of risk. In addition, the Audit Committee reviews reports of the Company’s internal audit department’s periodic audits of our information security area and various components thereof.

We face a number of cybersecurity risks in connection with our business and we have, from time to time, experienced threats to and incidents involving our data and systems. For more information about the cybersecurity risks we face, see the risk factors captioned “We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and cybersecurity, which could increase the cost of doing business, compliance risks and potential liability” and “We face cybersecurity risks from cyber-attacks, information security breaches and other similar incidents that could result in the disclosure of confidential and other information (including personal information), adversely affect our business or reputation, and create significant legal and financial exposure.” in Item 1A- Risk Factors.

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. Our bank owns 204 properties and leases 106 properties, most of which are used as branch locations, mortgage loan production offices, wealth management offices or for housing operational units in Alabama, Florida, Georgia, North Carolina, South Carolina, and Virginia. We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Georgia, Tennessee, and Alabama. In addition, we lease some space in California, Colorado, Montana, New York and Texas related to the correspondent banking and capital markets division, and occupy a space in Tennessee related to SouthState|DuncanWilliams. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see accompanying Note 7—Premises and Equipment and Note 21—Lease Commitments to our audited consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 29, 2024, we had issued and outstanding 76,252,786 shares of common stock which were held by approximately 6,800 registered shareholders. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SSB.” As of December 18, 2023, SouthState voluntarily withdrew the principal listing and trading of its common stock from Nasdaq and transferred such listing to the NYSE. The listing and trading of its common stock on the NYSE began at market open on December 19, 2023.

The table below describes historical information regarding our common stock for the last five fiscal years:

	2023	2022	2021	2020	2019
Stock Performance
Dividends per share	$2.04	$1.98	$1.92	$1.88	$1.67
Dividend payout ratio	31.34%	29.54%	28.43%	81.45%	30.94%
Dividend yield (based on the average of the high and low for the year)	2.77%	2.39%	2.46%	2.93%	2.27%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	13.07x	11.57x	11.94x	33.01x	16.18x
Price/book ratio (end of year)	1.16x	1.14x	1.16x	1.10x	1.23x
Common Stock Statistics
Stock price ranges:
High	$87.77	$93.34	$93.26	$87.98	$88.10
Low	59.51	72.26	62.60	40.42	58.87
Close	84.45	76.36	80.11	72.30	86.75
Volume traded on exchanges	142,642,700	90,603,400	88,780,100	86,495,680	39,218,800
As a percentage of average shares outstanding	187.50%	121.44%	126.11%	157.85%	113.19%
Earnings per share, basic	$6.50	$6.65	$6.76	$2.20	$5.40
Earnings per share, diluted	6.46	6.60	6.71	2.19	5.36
Book value per share	72.78	67.04	69.27	65.49	70.32

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2023			2022
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$85.38	$66.56	$0.50	$93.34	$80.22	$0.49
2nd	72.98	59.51	0.50	84.09	72.49	0.49
3rd	79.46	64.21	0.52	86.57	72.26	0.50
4th	87.77	63.36	0.52	91.74	74.21	0.50

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

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to SouthState by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to SouthState in the form of cash dividends, loans or advances, as described under Part I - Item 1 – “Supervision and Regulation – Dividend Restrictions.” Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2023, the Bank paid dividends to SouthState totaling $180.0 million. We used these funds primarily to pay dividends to shareholders of approximately $154.9 million in 2023.

Stock Performance Graph

The following stock performance graph compares SouthState’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the KBW NASDAQ Regional Banking Index, an index that comprises performance of U.S. companies that do business as regional banks or thrifts. The stock performance graph assumes $100 was invested in our common stock and the above indexes on December 31, 2018. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
300
250
200
150
100
50
Index Value
SouthState Corporation
NASDAQ Composite Index
KBW NASDAQ Regional Banking Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
SouthState Corporation	$100.00	$147.99	$127.07	$144.23	$140.79	$160.20
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
KBW NASDAQ Regional Bank Index	$100.00	$123.81	$113.03	$154.45	$143.75	$143.17

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

On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Plan for a total authorization of 4,120,021 shares. On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. Shares of common stock under the 2022 Stock Repurchase Program may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any repurchases, target number of shares and prices or range of prices under the 2022 Stock Repurchase Program may be determined by us in our discretion and depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. In 2022, the Company did not repurchase any shares through the 2022 Stock Repurchase Program. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of December 31, 2023, there is a total of 4,020,021 shares authorized to be repurchased.

The following table reflects our share repurchase activity during the fourth quarter of 2023:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	27,159	*	$65.72	—	4,120,021
November 1 ‑ November 30	100,212	*	67.47	100,000	4,020,021
December 1 ‑ December 31	1,266	*	84.27	—	4,020,021
Total	128,637			100,000	4,020,021
*

For the months ended October 31, 2023, November 30, 2023 and December 31, 2023, total number of shares purchased includes 27,159 shares, 212 shares and 1,266 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2022 Stock Repurchase Program.

Item 6. Selected Financial Data.

Pursuant to the November 2020 Amendments, we elect to provide disclosures consistent with the amendments to Regulation S-K, Item 301, which eliminate the requirement to provide selected financial data in comparative tabular form for each of the last five fiscal years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, and the economy. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, those risks listed under “Summary of Risk Factors” starting on page 23 of this Report.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SouthState Corporation and its subsidiary’s results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and the year ended December 31, 2022 as compared to the year ended December 31, 2021, and also analyzes our financial condition as of December 31, 2023 as compared to December 31, 2022. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams, a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, and Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Corporate Billing’s previous holding company CBI Holding Company, LLC and its subsidiary CBI Real Estate Holding, LLC were merged into Corporate Billing effective November 30, 2023. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. In late 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

At December 31, 2023, we had $44.9 billion in assets and 5,184 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

We earned net income of $494.3 million, or $6.46 diluted earnings per share (“EPS”), during 2023 compared to net income of $496.0 million, or $6.60 diluted EPS, in 2022. Net income available to the common shareholders was down $1.7 million, or 0.4%, in 2023 compared to 2022. For further discussion of the Company’s results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, and the year ended December 31, 2022 as compared to the year ended December 31, 2021, see Results of Operations section of this MD&A starting on page 66.

At December 31, 2023, we had total assets of approximately $44.9 billion compared to approximately $43.9 billion at December 31, 2022. See the Financial Condition section of this MD&A starting on page 76 for a more detailed description of the change in our balance sheet.

With high inflation and a rising interest rate environment, there was some deterioration in asset quality in 2023. However, our overall asset quality results remained strong during the year. Net charge offs as a percentage of average loans increased to 0.08% compared to 0.02% for the year ended December 31, 2022. The total nonperforming assets (“NPAs”) increased $74.4 million to $184.1 million at December 31, 2023 from $109.7 million at December 31, 2022. Non-acquired NPAs increased $75.2 million to $122.5 million at December 31, 2023 from $47.3 million at December 31, 2022, which was related to an increase in non-acquired nonperforming loans of $74.7 million. Non-acquired OREO and other NPAs increased by $466,000 to $711,000 as of December 31, 2023 compared to $245,000 as of December 31, 2022. Acquired NPAs decreased $827,000 to $61.6 million at December 31, 2023 from $62.5 million at December 31, 2022. Acquired nonperforming loans decreased $617,000 and acquired OREO and other nonperforming assets decreased $210,000. Total NPAs as a percentage of total assets increased 16 basis points to 0.41% at December 31, 2023 compared to 0.25% at December 31, 2022. While net charge-offs totaled $29.1 million, the Company recorded a total of $195.9 million of provision for credit losses for the trailing eight quarters. Our NPA ratios remained historically low.

Our efficiency ratio was 55.5% for the year ended December 31, 2023 compared to 54.2% for the same period in 2022. The increase in our efficiency ratio was due to the effects of a 7.0% increase in noninterest expense being greater than the effects of a 5.8% increase in the total net interest income and noninterest income. The increase in noninterest expense was mainly due to an increase in salaries and employee benefits of $28.6 million, an increase in FDIC regulatory and other regulatory charges of $10.0 million and the recording of the FDIC special assessment expense of $25.7 million in 2023.

We continue to remain well-capitalized with a total risk-based capital ratio of 14.1% and a Tier 1 leverage ratio of 9.4%, as of December 31, 2023, compared to 13.0% and 8.7%, respectively, at December 31, 2022. The improvement in the total risk-based capital ratio was mainly due to total risk-based capital increasing 11.1% with the increase in equity resulting from net income of $494.3 million recognized in 2023, along with the increase in the allowance for credit losses and unfunded commitments of $126.5 million includable in Tier 2 capital. Total risk-weighted assets increased $807.3 million, or 2.3%, in 2023. The improvement in the Tier 1 leverage ratio was due to the increase in Tier 1 capital of 9.8% with the increase in equity resulting from net income of $494.3 million recognized in 2023. Regulatory average assets used to calculate the Tier 1 leverage ratio only increased $707.6 million, or 1.6%, in 2023. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities. For further discussion of the Company’s financial condition as of December 31, 2023 compared to December 31, 2022, see Financial Condition section of this MD&A starting on page 76.

Recent Events

Capital Management

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.45, excluding cost of commissions, per share pursuant to the 2022 Stock Repurchase Program. During 2022, the Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program. During the first quarter of 2022, before the approval of the 2022 Stock Repurchase Program, the Company repurchased a total of 1,312,038 shares at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan.

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

Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. We adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, on January 1, 2020 which requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no provision for credit losses affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit loss expense (or recovery of credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted into interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

Allowance for Credit Losses or ACL

The ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management has a methodology determining its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5—Allowance for Credit Losses and “Provision for Credit Losses” in this MD&A.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $263.8 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $137.3 million. The adverse scenario includes assumptions including, but not limited to, an extended shutdown of the federal government, inflation, global events such as the Russian-Ukrainian conflict, tensions between China and Taiwan, tensions in the Middle east, political risks, increased unemployment and the U.S. economy falling into recession in 2024. Conversely, the upside scenario includes assumptions such as a swift resolution of international conflicts, stabilization of consumer confidence, more than full employment, reduced political tensions, resolution of congressional gridlock, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at December 31, 2023

Mortgage Servicing Rights (“MSRs”)

The Company has a mortgage loan servicing portfolio with related mortgage servicing rights.  MSRs represent the present value of the future net servicing fees from servicing mortgage loans.  Servicing assets and servicing liabilities must be initially measured at fair value, if practicable.  For subsequent measurements, an entity can choose to measure servicing assets and liabilities either based on fair value or lower of cost or market.  The Company uses the fair value measurement option for MSRs.  MSRs are carried at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income.

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal.  Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals.  Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows.  The value of MSRs is significantly affected by interest rates available in the marketplace, which influence loan prepayment speeds.  In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity.  Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2023 and 2022, the balance of goodwill was $1.9 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

In January 2017, the FASB issued ASU No. 2017-04, which simplified the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the previous accounting guidance’s two-step impairment test under ASC Topic 350. Under the guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminated the requirement to calculate a goodwill impairment charge using Step 2, which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity is able to perform an optional qualitative goodwill impairment assessment before proceeding to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value.

We evaluated the carrying value of goodwill as of October 31, 2023, our annual test date, and determined that no impairment charge was necessary as the fair value of the entity exceeded the carrying value. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in various state and local jurisdictions based on the Company’s footprint. The tax laws and regulations in each jurisdiction are complex and may be subject to different interpretations by the Company and the relevant taxing authorities. Therefore, the Company is required to exercise judgment in determining tax accruals and evaluating the Company’s tax positions, including evaluating uncertain tax positions. See Note 1 “Summary of Significant Accounting Policies and Note 12 “Income Taxes” to the consolidated financial statements for further details and discussion.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders decreased by $1.7 million, or 0.4%, to $494.3 million for the year ended December 31, 2023 compared to $496.0 million for the year ended December 31, 2022 and increased $18.8 million, or 3.9%, compared to $475.5 million in 2021. Below are key highlights of our results of operations during 2023:

●	A $547.4 million increase in interest income, resulting from a $538.4 million increase in interest income from loans and loans held for sale, a $14.2 million increase in interest income from investment securities, slightly offset by a $5.2 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increases in interest income in loans and investment securities were mainly due to the increase in yield in the rising rate environment in 2022 and in 2023 as the Federal Reserve Bank has raised its federal funds rate 525 basis points. The increase in interest income from loans is also due to the increase in the average balance of loans of $3.9 billion through organic loan growth. The decline in interest income from federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to a decline in average balance of $3.1 billion as liquidity tightened in 2023 with a more competitive deposit market in the rising rate environment;
●	A $430.4 million increase in interest expense, resulted from a $403.3 million increase in interest expense from deposits, a $16.1 million increase in interest expense from corporate and subordinated debentures and other borrowings, and a $7.7 million and $3.4 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, respectively. The rise in interest expense is attributed primarily to increased costs across all categories of interest-bearing liabilities as interest rates have increased in 2022 and 2023. The increase in average cost of interest-bearing liabilities was particularly felt in 2023 with the stress in financial markets and liquidity along with the increased competition for deposits. The average cost of interest-bearing liabilities increased 164 basis point in 2023 compared to the prior year;
●	A $22.3 million decrease in noninterest income, which resulted primarily from a $29.7 million decrease in correspondent banking and capital markets income, a $4.4 million decline in mortgage banking income, a $1.9 million decrease in debit, prepaid, ATM and merchant card related income, and a $1.7 million decrease in SBA income. These decreases were offset by a $6.4 million increase in other noninterest income, a $6.1 million increase in service charges on deposit accounts, a $2.4 million increase in Bank Owned Life Insurance (“BOLI”) income, and a $428,000 increase in trust and investment services income (See Noninterest Income section on page 71 for further discussion);
●	A $64.9 million increase in noninterest expense, resulted primarily from a $28.7 million increase in salaries and employee benefits expense, the $25.7 million accrual for the FDIC special assessment in 2023, a $10.0 million increase in FDIC assessment and other regulatory charges, a $7.7 million increase in other noninterest expense, a $6.0 million increase in business development and staff related expense, a $4.8 million increase information services expenses, a $3.2 million increase in professional fees, and a $1.3 million increase in OREO expense and loan related expense. These increases were partially offset by a $17.7 million decrease in merger, branch consolidation and severance related expense and a $5.6 million decrease in amortization expense of intangible assets (See Noninterest Expense section on page 74 for further discussion);
●	A $32.2 million increase in the provision for allowance for credit losses, as the Company recorded provision for credit losses of $114.1 million during 2023 compared to recording a provision for credit losses of $81.9 million in 2022. During 2023, we recorded a higher provision for credit losses as economic forecasts reflected the continued stress of inflation and rising interest rates that began in 2022 along with tight labor markets and global uncertainty; and
●	Lower income tax provision of $769,000 primarily due to the change in pretax book income between the two years. The Company recorded pretax book income of $630.9 million in 2023 compared to pretax book income of $633.4 million in 2022. The Company’s effective tax rate was 21.64% for the year ended December 31, 2023 compared to 21.68% for the year ended December 31, 2022.
●	Basic earnings per common share decreased 2.3% to $6.50 in 2023, from $6.65 in 2022 and decreased 3.8% from $6.76 in 2021.
●	Diluted earnings per common share decreased 2.1% to $6.46 in 2023, from $6.60 in 2022, and decreased 3.7% from $6.71 in 2021.

●	Return on average assets was 1.11% in 2023, a slight decrease compared to 1.12% in 2022 and a decrease compared to 1.19% in 2021. The decrease in 2023 compared to 2022 was driven by both the increase in total average assets of $175.5 million, or 0.4%, to $44.7 billion in 2023 along with the decrease in net income of $1.7 million, or 0.4%, to $494.3 million. The increase in average assets mainly resulted from the increase in non-acquired loans through organic growth partially offset by declines in investment securities and federal funds sold, securities purchased under agreements to resell and other interest-earning deposit as liquidity declined in 2023. The increase in 2022 compared to 2021 was driven by both increases in loans and investment securities through both the Atlantic Capital acquisition and organic growth.
●	Return on average common shareholders’ equity decreased to 9.37% in 2023, compared to 9.84% in 2022, and decreased from 10.01% in 2021. The decrease in 2023 compared to 2022 was driven by the growth in average common shareholders’ equity of 4.7%, or $237.1 million, while net income declined by 0.4%, or $1.7 million, to $494.3 million. The increase in average common shareholders’ equity was mainly due to net income in 2023. The decrease in 2022 compared to 2021 was driven by the higher growth in average common shareholders’ equity of 6.1%, or $291.4 million, compared to the growth in net income of 4.3%, or $20.5 million, to $496.0 million. The increase in average equity in 2022 was primarily resulted from the Atlantic Capital acquisition.
●	Our dividend payout ratio was 31.34% for 2023 compared with 29.54% in 2022 and 28.43% in 2021. The increase in the dividend payout ratio in 2023 compared to 2022 was due to the increase in total dividends paid during 2023 of 5.8%, or $8.4 million, while the net income available to common shareholders decreased 0.4%, or $1.7 million. The increase in the dividend payout ratio in 2022 compared to 2021 was due to the increase in total dividends paid during 2022 of 8.3%, or $11.3 million, being greater than the increase in net income available to common shareholders, which increased 4.3%, or $20.5 million.

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

The Federal Reserve made four 25 basis-point rate increases in 2023, the most recent in late July 2023, resulting in a range of 5.25% to 5.50% at December 31, 2023. As a result, the Company operated under an increasing rate environment for the majority of the year in 2023 while it operated under a comparatively lower rate environment in 2022.

2023 compared to 2022

Net interest income and net interest margin are highlighted for the year ended December 31, 2023, compared to 2022:

●	The non-tax equivalent and the tax equivalent net interest margin increased by 27 basis points and 26 basis points, respectively, in 2023 compared to 2022. The net interest margin increased primarily due to the rising rate environment in effect during 2023. Despite the 164 basis points increase in the cost of interest-bearing liabilities being greater than the 135 basis points increase in the yield on interest-earning assets, our net interest margin increased due to average interest-earning assets of $40.1 billion being greater than average interest-bearing liabilities of $26.0 million during 2023.
o	Overall, our yield on interest-earning assets in 2023 increased 135 basis points from 2022, primarily due to higher yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 525 basis points starting late in first quarter of 2022. The increase in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $3.9 billion, along with the decline in the average balances of lower yielding federal funds sold, securities purchased under agreements to resell and other interest-earning deposits of $3.1 billion and investment securities of $615.6 million, affected the overall yield increase in interest-earning assets between the comparable periods.

o	The average cost of interest-bearing liabilities in 2023 compared to 2022 increased 164 basis points. This increase was driven by the effects from the rising rate environment on the repricing of all deposit accounts, federal funds purchased and securities purchased with agreement to repurchase and other borrowings. The average cost of interest-bearing deposits increased 162 basis points as the increase occurred in all deposit categories. The average cost of federal funds purchased and securities purchased with agreements to repurchase increased 373 basis points and 111 basis points, respectively, while the average cost of other borrowings increased 66 basis points. The increase in the average cost of other borrowings was due to the variable rate trust preferred debt. The increase in overall average cost of interest-bearing liabilities for the 2023 from the same period in 2022 was also a result of the change in the mix of deposit balances, shifting from lower-costing savings and transaction deposit accounts to higher-costing certificates and other time deposits and money market accounts.
●	Our net interest income increased by $116.9 million, or 8.8%, to $1.5 billion during 2023, compared to 2022 as our interest income increased $547.4 million while interest expense increased $430.4 million.
o	Our interest income increased by $547.4 million due to higher non-acquired loan interest income of $542.7 million attributable to both a higher average balance of $5.7 billion through organic loan growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio along with a higher yield of 126 basis points due to the rising rate environment. Investment securities interest income was higher by $14.2 million because of an increase in the yield of 34 basis points due to the rising rate environment.
o	These increases in interest income were partially offset by lower federal funds sold and repurchase agreements interest income of $5.2 million and lower interest income on acquired loans of $3.7 million due to lower average balances by $3.1 billion and $1.8 billion, respectively. Interest income on loans held for sale also declined by $643,000 due to a lower average balance of $33.9 million. The effects from the declines in average balance were partially offset by the increases in yields of 125 basis points on acquired loans, 378 basis on federal funds sold and repurchase agreements, and 248 basis points on loans held for sale from the effects of the rising rate environment.
o	Our interest expense increased by of $430.4 million in 2023 compared to 2022 due primarily to interest expense on interest-bearing deposits increasing $403.3 million, which was attributable to an increase in the average cost of 162 basis points as well as an increase in the average balance of $1.1 billion. As noted above, the increase in expense on interest-bearing deposit was significantly impacted by the change in mix from lower costing savings and transaction deposit accounts to higher costing certificate and other time deposit accounts and money market accounts as customer sought higher yields in the competitive deposit market in 2023. Interest expense related to other borrowings increased $16.1 million due to an increase in average cost of 66 basis points along with an increase in the average balance of $238.0 million. Interest expense on federal funds purchased and repurchased agreements increased $7.7 million and $3.4 million, respectively, due to increases in the average costs of 373 basis points and 111 basis points, respectively.
●	Average interest-earning assets increased $216.5 million, or 0.5%, to $40.1 billion in 2023 compared to 2022.
o	The increase in the average balance on non-acquired loan portfolio of $5.7 billion was due to organic growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio.
o	The decrease in the average balance on the acquired loan portfolio of $1.8 billion was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The average balance in investment securities decreased by $615.6 million. The decrease in average was primarily a result of maturities, calls and paydowns on available for sale and held to maturity securities of $590.8 million, and $190.8 million, respectively, during the year, along with sales of available for sale securities of $129.6 million. These decreases were partially offset by an increase in market value on available for sale securities of $112.7 million and purchases of available for sale securities of $80.4 million.
o	The average balance on federal funds sold, securities purchased under agreements to resell and other interest earning deposits decreased $3.1 billion as the liquidity tightened in 2023 with the more competitive market for deposits with costumers seeking higher yields.
●	Average interest-bearing liabilities increased $1.2 billion, or 5.0%, to $26.0 billion in 2023 compared to 2022.
o	The average balance of interest-bearing deposits increased $1.1 billion primarily due to an increase in the average balance of higher costing time deposits of $1.4 billion. Of this increase in time deposits, $769.0 million was due to an increase in the use of brokered time deposits during 2023. The average balance of transaction and money market accounts increased $328.3 million during 2023 as lower costing savings account deposits declined $567.5 million. Within transaction and money market accounts, there was a shift to the higher costing money market account accounts in 2023 as customers sought higher yields driving the increase in balance.

o	The average balance of federal funds purchased decreased $52.6 million and repurchase agreements decreased $77.3 million.
o	The average balance of other borrowings increased by $238.0 million due to the increased use of short-term FHLB advance during 2023 as deposits markets became more competitive.

2022 compared to 2021

Net interest income and net interest margin are highlighted for the year ended December 31, 2022, compared to 2021:

●	Both the non-tax equivalent and the tax equivalent net interest margin increased by 45 basis points in 2022 compared to 2021. While the yield on interest-earning assets increased 45 basis points, the cost of interest-bearing liabilities marginally increased 3 basis points. The increase in the net interest margin was primarily due to the rising rate environment in effect during 2022 as our interest-earning assets have repriced more quickly than our interest-bearing liabilities. The increase was also due to a change in asset mix as the lower yielding interest-bearing deposit and federal funds sold declined in 2022, while our higher yielding loan portfolio and investments increased.
o	Overall, our yield on interest-earning assets in 2022 increased 45 basis points from 2021, primarily due to higher yields on all interest-earning assets as the Federal Reserve Bank raised interest rates 425 basis points starting late in first quarter of 2022. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $3.3 billion and the investment portfolio of $2.7 billion, along with the decline in the average balance of lower yielding interest-earning deposits and federal funds sold of $1.6 billion, affected the overall yield increase between the comparable periods.
o	The average cost of interest-bearing liabilities in 2022 compared to 2021 increased 3 basis points. This increase was driven by the effects from the rising rate environment on the repricing of variable rate products, including interest-bearing and savings deposits, federal funds purchased and trust preferred corporate debt. The cost of interest-bearing and savings deposits increased 5 basis points, while the cost of federal funds purchased increased 126 basis points and the cost of corporate and subordinated debentures increased 12 basis points. Overall, interest-bearing deposits have been slower to reprice in the rising rate environment.
●	Our net interest income increased by $302.5 million, or 29.3%, to $1.3 billion during 2022, compared to 2021, as interest income increased $312.2 million and interest expense only increased $9.7 million.
o	Our interest income increased by $312.2 million due to –
◾	Higher non-acquired loan interest income of $235.2 million due to a higher average balance of $5.0 billion, higher investment securities interest income of $84.6 million because of a higher average balance of $2.7 billion, and higher federal funds sold and repurchase agreements interest income of $40.1 million due to the rising rate environment in effect during the current year even though the average balance was lower by $1.6 billion.
◾	These increases in interest income were partially offset by lower interest income on acquired loans of $43.6 million due to a lower average balance of $1.6 billion resulting from paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. Interest income on loans held for sale also declined by $4.1 million due to a lower average balance of $177.9 million.
o	Our interest expense increased by of $9.7 million in 2022 compared to 2021 due to –
◾	Interest expense on interest-bearing deposits increasing $3.8 million because of a slight increase in the average cost of 1 basis point along with a $1.7 billion increase in the average balance, interest expense on federal funds purchased increasing $3.3 million because of an increase in the average cost of 126 basis points, and interest expense related to other borrowings increasing $2.6 million because of an increase in the average cost of 14 basis points.
●	Average interest-earning assets increased $4.3 billion, or 12.0%, to $39.9 billion in 2022 compared to 2021.
o	The increase in the average balance on non-acquired loan portfolio of $5.0 billion was due to organic growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio.
o	The decrease in the average balance on the acquired loan portfolio of $1.6 billion was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.

o	The increase in the average balance in investment securities of $2.7 billion was a result of the Bank using a portion of the excess funds to increase the size of its investment securities, along with the Bank’s strategy on replacing lower yielding securities with higher yielding securities as interest rates started to increase in the first quarter of 2022, in addition to retaining a portion of the investment securities acquired from Atlantic Capital on March 1, 2022. The excess liquidity was from the growth in deposits in 2021 and during the first half of 2022.
●	Average interest-bearing liabilities increased $1.6 billion, or 6.8%, to $24.8 billion in 2022 compared to 2021.
o	The average balance of interest-bearing deposits increased $1.7 billion, primarily due to the interest-bearing deposits of $1.6 billion assumed from the Atlantic Capital acquisition on March 1, 2022. The average balance of lower costing interest-bearing transaction accounts, money market accounts and savings accounts increased $2.4 billion, while the average balance of higher costing time deposits declined $631.7 million in 2022 compared to 2021.
o	The average balance of federal funds purchased decreased $204.2 million and repurchase agreements decreased $357,000.
o	The average balance of other borrowings increased by $42.3 million due to $78.4 million of subordinated debentures assumed from Atlantic Capital on March 1, 2022, partially offset by the redemption of $13.0 million of subordinated debentures in late June 2022.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2023			2022			2021
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income(1)	$24,813,599	$1,312,452	5.29%	$19,094,680	$769,766	4.03%	$14,121,233	$534,565	3.79%
Acquired loans, net	6,589,692	401,914	6.10%	8,361,454	405,578	4.85%	9,997,279	449,153	4.49%
Loans held for sale	30,740	2,039	6.63%	64,684	2,682	4.15%	242,584	6,801	2.80%
Investment securities(2):
Taxable	7,014,604	162,907	2.32%	7,569,603	149,790	1.98%	5,208,857	76,850	1.48%
Tax‑exempt	813,695	23,455	2.88%	874,255	22,361	2.56%	569,676	10,715	1.88%
Federal funds sold and securities purchased under agreements to resell and time deposits	836,068	41,639	4.98%	3,917,233	46,848	1.20%	5,481,018	6,720	0.12%
Total interest‑earning assets	40,098,398	1,944,406	4.85%	39,881,909	1,397,025	3.50%	35,620,647	1,084,804	3.05%
Noninterest‑earning assets:
Cash and due from banks	471,418			550,733			495,910
Other assets	4,486,196			4,361,927			4,112,373
Allowance for loan losses	(400,051)			(314,094)			(381,244)
Total noninterest‑earning assets	4,557,563			4,598,566			4,227,039
Total assets	$44,655,961			$44,480,475			$39,847,686
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$17,843,581	$307,692	1.72%	$17,515,277	$27,408	0.16%	$15,639,103	$15,240	0.10%
Savings deposits	2,961,654	7,514	0.25%	3,529,142	1,781	0.05%	3,043,977	1,262	0.04%
Certificates and other time deposits	4,042,052	125,051	3.09%	2,673,000	7,795	0.29%	3,304,673	16,680	0.50%
Federal funds purchased	225,642	11,457	5.08%	278,251	3,744	1.35%	482,471	411	0.09%
Securities sold with agreements to repurchase	317,879	4,132	1.30%	395,141	759	0.19%	395,498	778	0.20%
Other borrowings	635,113	35,952	5.66%	397,113	19,867	5.00%	354,799	17,258	4.86%
Total interest‑bearing liabilities	26,025,921	491,798	1.89%	24,787,924	61,354	0.25%	23,220,521	51,629	0.22%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	11,777,053			13,481,876			11,026,104
Other liabilities	1,575,621			1,170,394			852,135
Total noninterest‑bearing liabilities	13,352,674			14,652,270			11,878,239
Shareholders’ equity	5,277,366			5,040,281			4,748,926
Total noninterest‑bearing liabilities and shareholders’ equity	18,630,040			19,692,551			16,627,165
Total liabilities and shareholders’ equity	$44,655,961			$44,480,475			$39,847,686
Net interest spread			2.96%			3.25%			2.83%
Net interest income and margin (non‑taxable equivalent)		$1,452,608	3.62%		$1,335,671	3.35%		$1,033,175	2.90%
TEFRA (included in net interest margin, tax equivalent)		3,023			8,876			5,921
Net interest income and margin (taxable equivalent)		$1,455,631	3.63%		$1,344,547	3.37%		$1,039,096	2.92%
Total Deposit Cost (without other borrowings)			1.20%			0.10%			0.10%
Overall Cost of Funds (including interest-bearing deposits)			1.30%			0.16%			0.15%
(1)	Nonaccrual loans are included in the above analysis.
(2)	Investment securities (taxable and tax-exempt) include trading securities.

Table 2—Volume and Rate Variance Analysis

	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume(1)	Rate(1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income(2)	$230,547	$312,139	$542,686	$188,272	$46,929	$235,201
Acquired loans(2)	(85,941)	82,277	(3,664)	(73,494)	29,919	(43,575)
Loans held for sale	(1,407)	764	(643)	(4,988)	869	(4,119)
Investment securities:
Taxable	(10,983)	24,100	13,117	34,830	38,110	72,940
Tax exempt(3)	(1,549)	2,643	1,094	5,729	5,917	11,646
Federal funds sold and securities purchased under agreements to resell and time deposits	(36,849)	31,640	(5,209)	(1,917)	42,045	40,128
Total interest income	93,818	453,563	547,381	148,432	163,789	312,221
Interest expense on:
Deposits
Transaction and money market accounts	514	279,770	280,284	1,828	10,340	12,168
Savings deposits	(286)	6,019	5,733	201	318	519
Certificates and other time deposits	3,992	113,264	117,256	(3,188)	(5,697)	(8,885)
Federal funds purchased	(708)	8,421	7,713	(174)	3,507	3,333
Securities sold under agreements to repurchase	(149)	3,522	3,373	(1)	(18)	(19)
Other borrowings	11,907	4,178	16,085	2,058	551	2,609
Total interest expense	15,270	415,174	430,444	724	9,001	9,725
Net interest income	$78,548	$38,389	$116,937	$147,708	$154,788	$302,496
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2023, 2022, and 2021, noninterest income comprised 16.5%, 18.8%, and 25.5%, respectively, of total net interest income and noninterest income.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Service charges on deposit accounts	$88,271	$82,165	$65,973
Debit, prepaid, ATM and merchant card related income	40,744	42,645	36,783
Mortgage banking income	13,355	17,790	64,599
Trust and investment services income	39,447	39,019	36,981
Correspondent banking and capital markets income	49,101	78,755	110,048
Securities gains, net	43	30	102
SBA income	13,929	15,636	11,865
Bank owned life insurance income	26,690	24,311	18,410
Other	15,326	8,896	9,491
Total noninterest income	$286,906	$309,247	$354,252

2023 compared to 2022

Our noninterest income decreased $22.3 million, or 7.2%, for the year ended December 31, 2023 compared to 2022. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2023 by $6.1 million, or 7.4%, compared to 2022. The increase was mainly attributable to a $3.9 million increase in account maintenance fees and a $2.4 million increase in Non-Sufficient Fund (“NSF”) fees, slightly offset by approximately $181,000 decrease in other services charges in 2023 compared to 2022. The majority of the increase in the account maintenance fees and the NSF fees in 2023 was related to business accounts as there was a full year of activity from the accounts acquired in the Atlantic Capital acquisition and the Company reduced that amount of business fees waived and charged off in 2023.

●	Debit, prepaid, ATM and merchant card related income decreased by $1.9 million, or 4.5%, in 2023 compared to 2022. The decrease in debit, ATM, prepaid and merchant card related income was driven by a decrease in debit/ATM fee income, net of card expense, of $2.0 million, due mainly to a higher card expense of $2.2 million.
●	Mortgage banking income decreased by $4.4 million, or 24.9%, which comprised of a $6.6 million, or 44.9%, decrease in secondary market mortgage income, offset by a $2.2 million, or 72.9%, increase in mortgage servicing related income. Mortgage production declined from $4.5 billion in 2022 to $2.2 billion in 2023 with the rise in mortgage rates continuing during 2023. The reduction in mortgage production resulted in lower mortgage income from the secondary market in 2023. We allocated a slightly higher percentage of mortgage production to the secondary market in 2023 compared to 2022. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate year to year.
o	During 2023, mortgage income from the secondary market comprised of a $16.9 million decline in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by a $10.2 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades. Mortgage commission expense was $8.6 million during 2023 compared to $12.8 million during 2022. The declines in the gain on sale of mortgage loans and mortgage commission expense was mainly due to the reduction in mortgage production.
o	The increase in mortgage servicing related income, net of the hedge, during 2023 was due to a $1.9 million increase in the change in fair value of the MSR including decay and a $290,000 increase in servicing fee income. The increase in fair value of the MSR in 2023 was primarily due to an increase in gains on the MSR hedge of $16.8 million and a $1.4 million increase due to a decline in MSR decay, offset by a decrease in the change in fair value from interest rates of $16.2 million.
●	Trust and investment services income increased $428,000, or 1.1%, in 2023 compared to 2022. The increase was primarily due to an increase in fee earnings as the average assets under management increased $870.0 million, or 13.0%, and an increase in number of relationships under management from December 31, 2022 to December 31, 2023.
●	Correspondent banking and capital markets income decreased by $29.7 million, or 37.7%, from 2022. The decline was due to the expense attributable to the variation margin payments for centrally cleared swaps, along with lower commissions and fees earned on fixed income security sales of $12.1 million during 2023 as the volume in sales declined compared to the same period in 2022 due to the volatility in financial markets and interest rate environment. We recorded an expense of $41.5 million related to variation margin payments in 2023 compared to an expense of $14.2 million in 2022. These declines in income were partially offset by an increase of $7.6 million in income generated from the customer swap ARC hedging program in 2023 compared to 2022.
●	SBA income decreased by $1.7 million, or 10.9%, compared to 2022. SBA income includes changes in fair value of the servicing asset, loan servicing fees, and gains on sale of SBA loans. The decrease was attributable to a decrease in gains on sale of SBA loans of $922,000 and a decline in the fair value of the SBA servicing asset of $911,000, partially offset by an increase in SBA servicing fee income of $126,000.
●	Bank owned life insurance income increased $2.4 million, or 9.8%, in 2023 compared to 2022. This increase was due to having a full year effect from the purchase of $86.0 million of new policies in March of 2022 and the addition of $74.6 million in BOLI resulting from the acquisition of Atlantic Capital in the first quarter of 2022 along with the purchase of $6.0 million of new policies purchased in 2023. In addition, the Company saw an increase of $296,000 in income received from the payout on BOLI policies during 2023 compared to 2022.
●	Other income increased by $6.4 million, or 72.3%, in 2023 compared to 2022. This increase was primarily due to approximately $3.7 million in income for tax refunds, income from a legal settlement of approximately $960,000, and an increase in income generated from prepaid cards of $766,000. Income from VISA merchant sponsorship program, in which the Bank earns fees by aiding merchants in processing transactions through VISA, also increased $729,000. The Bank also recorded a total of $486,000 in income from assisting small business customers with Employee Retention Credit (“ERC”) filings in 2023.

2022 compared to 2021

Our noninterest income decreased 12.7% for the year ended December 31, 2022 compared to 2021. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2022 by $16.2 million, or 24.5%, compared to 2021. During the third quarter of 2022, the Company modified its consumer overdraft program to eliminate Non-Sufficient Funds (“NSF”) fees as well as transfer fees to cover overdrafts. We also started offering a deposit product with no overdraft fees. However, mainly due to the increase in numbers of customers and activity through the Atlantic Capital merger completed during the first quarter of 2022, service charge account maintenance fees increased $9.8 million, NSF and Automated Overdraft Privilege (“AOP”) charges increased $4.1 million, and commissions from sales of checks increased $1.7 million.
●	Debit, prepaid, ATM and merchant card related income was higher by $5.9 million, or 15.9%, in 2022 compared to 2021. The increase in debit, prepaid, ATM and merchant card related income was mainly driven by higher debit card income and credit card sales incentive income resulting from the increase in activity related to the acquisition of Atlantic Capital completed in the first quarter of 2022. Debit card income (net of debit card expenses) and credit card sales incentive increased by $4.1 million and $1.7 million, respectively.
●	Mortgage banking income decreased by $46.8 million, or 72.5%, which was comprised of $45.5 million, or 75.5%, decrease from mortgage income in the secondary market and a $1.3 million, or 30.1%, decrease from mortgage servicing related income, net of the hedge. Starting in the second quarter of 2021, the Company allocated a lower percentage of its mortgage production and pipeline to the secondary market, which resulted in a decrease in mortgage income from the secondary market. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate year to year.
o	During 2022, mortgage income from the secondary market comprised of a $4.8 million increase in the change in fair value of the pipeline, loans held for sale and MBS forward trades and a $50.4 million decrease in the net gain on sale of mortgage loans due to overall lower mortgage production in 2022, along with the lower allocation of mortgage production going to the secondary market. Mortgage commission expense was $12.8 million during 2022 compared to $27.2 million during 2021.
o	The decrease in mortgage servicing related income, net of the hedge during 2022 was due to a $3.4 million decrease in the change in fair value of the MSR including decay, which was partially offset by a $2.1 million increase from servicing fee income. The decrease in the change in fair value of the MSR was primarily due to an increase in losses on the MSR hedge of $13.3 million, offset by an increase in the change in fair value from interest rates of $5.0 million and a $5.0 million decline in MSR decay as interest rates have increased since 2021. The increase in the servicing fee income is due to the increase in size of the servicing portfolio.
●	Trust and investment services income increased $2.0 million, or 5.5%, in 2022 compared to 2021. The increase was primarily due to an increase in fees earnings as the assets under management increased $53.9 million, or 0.8%, and increases in numbers of accounts and relationships under management from December 31, 2021 to December 31, 2022.
●	Correspondent banking and capital markets income for 2022 decreased by $31.3 million, or 28.4%, from 2021. The decline was due to lower commissions and fees earned on fixed income security sales during 2022 as the volume in sales declined from 2021 and due to expense attributable to the variation margin payments for the centrally cleared swaps. During 2022, the Company determined the variation margin payments for its interest rate swaps centrally cleared through London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”) met the legal characteristics of daily settlements of the derivatives rather than collateral. The expense or income attributable to the variation margin payments for the centrally cleared swaps is now reported in noninterest income, specifically within Correspondent and Capital Markets Income, as opposed to interest income or interest expense. We recorded expense of $14.0 million related to variation margin payments in 2022 compared to income of $43,000 in 2021. The increase in expense in 2022 was due to the rise in interest rates which caused a decline in value in our centrally cleared interest rate swaps with LCH and CME. Refer to Note 1—Summary of Significant Accounting Policies, section titled “Derivative Financial Instruments” for a detailed discussion.
●	SBA income, including the impact from the change to fair value accounting during 2022, increased by $3.8 million, or 31.8% compared to 2021. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase is mainly attributable to additional business resulting from the acquisition of Atlantic Capital.

●	Bank owned life insurance income increased $5.9 million, or 32.1%, in 2022 compared to 2021. This increase was due to the purchase of $86.0 million of new policies since March 2022 and the addition of $74.6 million in bank owned life insurance through the acquisition of Atlantic Capital completed in the first quarter of 2022, along with an increase in income from the payout of bank owned life insurance policies of $1.1 million in 2022 compared to 2021.

Noninterest expense represents the largest expense category for our company. Our expenses in 2023 increased $64.9 million or 7.0% from 2022. Our noninterest expenses in 2022 decreased $18.7 million or 2.0% from 2021.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Salaries and employee benefits	$583,398	$554,704	$552,030
Occupancy expense	88,695	89,501	92,225
Information services expense	84,472	79,701	74,417
OREO expense and loan related expense	1,716	369	2,029
Amortization of intangibles	27,558	33,205	35,192
Business development and staff related expense	25,055	19,015	14,571
Supplies and printing	3,575	2,871	3,246
Postage expense	7,003	6,750	6,413
Professional fees	18,547	15,331	10,629
FDIC assessment and other regulatory charges	33,070	23,033	17,982
FDIC special assessment	25,691	—	—
Advertising and marketing	9,474	8,888	7,959
Merger, branch consolidation and severance related expense	13,162	30,888	67,242
Extinguishment of debt cost	—	—	11,706
Other	73,164	65,445	52,780
Total noninterest expense	$994,580	$929,701	$948,421

2023 compared to 2022

Noninterest expense increased $64.9 million, or 7.0%, for the year ended December 31, 2023 compared to 2022. The change in total noninterest expense resulted from the following:

●	Salaries and employee benefits increased $28.7 million, or 5.2%, in 2023 compared to 2022. The increase was primarily due to an increase in salaries of $39.9 million resulting from merit increases and increase in numbers of employees. The increase was partially offset by a decrease in commissions of $2.5 million, mainly attributable to lower commissions related to lower bond sales within the correspondent division and loan sales with the SBA division along with declines in employee benefits of $2.2 million, and a decrease in incentives of $9.0 million.
●	Information services expense increased $4.8 million, or 6.0%, in 2023 compared to 2022. The increase was due to additional cost associated with the Company updating systems and software as it grows in size and complexity.
●	OREO expense and loan related expense increased $1.3 million, or 365.0%, in 2023 compared to 2022, which was primarily due to approximately a $1.1 million increase in Shared Appreciation Mortgage (“SAM”) related expenses including legal, tax and other costs.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $5.6 million, or 17.0%.
●	Business development and staff related expense increased $6.0 million, or 31.8%, in 2023 compared to 2022. This increase was mainly due to an increase in employee expenses including employee travel expense, convention and meeting expense, recruitment and relocation costs associated with the Company investing in new talent and employee education and training related costs.
●	Professional fees increased $3.2 million, or 21.0%, in 2023 compared to 2022. This increase was primarily due to increases in consulting and audit related fees totaling $6.2 million, offset by a decrease in non-loan and loan legal and advisory related fees of $3.0 million.
●	FDIC assessment and other regulatory charges increased $10.0 million, or 43.6%. This increase was primarily due to an increase in FDIC assessment of $10.6 million, slightly offset by declines from other regulatory fees of $599,000. The increase in the FDIC assessment was primarily due to an increase in the FDIC assessment rate in 2023 to bring the overall FDIC fund to 1.35x total deposit by the end of 2028. The increase also reflects changes in the Company’s size and complexity, along with the resulting effects on the Company’s liquidity compared to 2022.
●	The Company incurred a total of $25.7 million of the FDIC’s special assessment for the two-year special assessment period, with the entire assessed amount being recorded during the fourth quarter of 2023. The special assessment was introduced to recover losses to the FDIC’s Deposit Insurance Fund resulting from bank failures that occurred during early 2023.
●	Merger, branch consolidation and severance related expense decreased $17.7 million, or 57.4% in 2023 compared to 2022. The decrease was primarily due to a $21.9 million decrease in merger expenses pertaining to the Atlantic Capital and CenterState mergers and a $4.7 million decrease in branch consolidation related expense in 2023 compared to 2022. These decreases were offset by severance related payments totaling $8.0 million related to restructuring costs recorded in 2023.
●	Other noninterest expense increased $7.7 million, or 11.8%, compared to 2022. This increase was mainly attributable to a $10.1 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. There was a $2.8 million increase in state franchise and occupation tax payments, and a $2.7 million increase related to a new subscription to a system that provides real-time financial market data analysis services. These increases were partially offset by a decrease in fraud charge-offs, tax penalties, digital banking losses, and other insurance and miscellaneous operational charge-off related expenses totaling approximately $9.0 million.

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

Income Tax Expense

Our effective tax rate held consistent at 21.64% at December 31, 2023, mirroring the 21.68% rate for the year-ended December 31, 2022.  The slight decrease was due to a slight decrease in pre-tax book income, an increase in tax-exempt income, an increase in federal tax credits, offset partially by an increase in TEFRA interest expense disallowance and an increase in non-deductible FDIC premiums compared to December 31, 2022. For additional information refer to Note 12—Income Taxes in the consolidated financial statements.

Financial Condition

Overview

At December 31, 2023, we had total assets of approximately $44.9 billion, consisting principally of $32.4 billion in total loans, before taking into account the allowance for credit losses of $456.6 million, $7.5 billion in investment securities, $1.0 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2023 totaled $39.4 billion, consisting principally of deposits of $37.0 billion ($10.6 billion in noninterest-bearing and $26.4 billion in interest-bearing), $804.5 million derivative liabilities and $981.1 million of short-term and long-term borrowings. At December 31, 2023, our shareholders’ equity was $5.5 billion.

At December 31, 2022, we had total assets of approximately $43.9 billion, consisting principally of $30.2 billion in total loans, before taking into account the allowance for credit losses of $356.4 million, $8.2 billion in investment securities, $1.3 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2022 totaled $38.8 billion, consisting principally of deposits of $36.4 billion ($13.2 billion in noninterest-bearing and $23.2 in interest-bearing) and short-term and long-term borrowings of $948.7 million. At December 31, 2022, our shareholders’ equity was $5.1 billion.

Book value per common share was $72.78 at the end of 2023, an increase from $67.04 at the end of 2022. Book value per common share increased in 2023 as shareholder equity increased by 9.0% while common shares outstanding only increased by 0.4%. The primary reasons for an increase in shareholder’s equity of $458.2 December 31, 2023 were due to net income of $494.3 million and a $94.6 million increase in AOCI related to unrealized gains on available for sale securities and post-retirement benefit plans. These increases were partially offset by declines resulting from dividends paid to shareholders of $154.9 million, common stock repurchased from officers and directors for income taxes owed on their vested shares of restricted stock of $9.3 million, and common stock repurchased in the open market of $6.7 million.

Our common equity to assets ratio increased to 12.3% in 2023, compared to 11.6% in 2022. The improvement during 2023 was due to an increase in shareholders’ equity of 9.0%, resulting from the items noted above, while total assets had a moderate increase of 2.2%.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $31.3 million at December 31, 2023 and 2022.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta. At December 31, 2023 and 2022, investment securities totaled $7.5 billion and $8.2 billion, respectively. For the year ended December 31, 2023, average investment securities were $7.7 billion, or 19.5% of average earning assets, compared with $8.4 billion, or 21.2% of average earning assets for the year ended December 31, 2022. The expected average life of the investment portfolio at December 31, 2023 was approximately 7.87 years, compared with 7.96 years at December 31, 2022. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which considers liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past two years:

Table 5—Values of Investment Securities

	December 31,
(Dollars in thousands)	2023	2022
Held to Maturity (amortized cost):
U.S. Government agencies	$197,267	$197,262
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	1,591,646
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	474,660
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	362,586
Small Business Administration loan-backed securities	53,133	57,087
Total held to maturity	$2,487,440	$2,683,241
Available for Sale (fair value):
U.S. Treasuries	73,890	265,638
U.S. Government agencies	224,706	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	1,000,398
State and municipal obligations	977,461	1,064,852
Small Business Administration loan-backed securities	371,686	444,810
Corporate securities	26,747	32,638
Total available for sale	4,784,388	5,326,822
Total other investments	192,043	179,717
Total investment securities	$7,463,871	$8,189,780

During 2023, our total investment securities decreased $725.9 million, or 8.9%, from December 31, 2022. During 2023, we purchased $307.1 million of securities, $80.4 million classified as available for sale and $226.7 million classified as other investments. These purchases were offset by maturities, paydowns, sales and calls of investment securities totaling $1.1 billion. Net amortization of premiums were $20.1 million for the year ended December 31, 2023. During 2022, the Atlantic Capital acquisition added $691.7 million of investment securities available for sale to our portfolio. We immediately sold $414.4 million in securities, after principal paydowns, and retained $273.7 million in our portfolio. The Atlantic Capital securities retained were mostly state and municipal obligations.

At December 31, 2023, the unrealized net loss of the available for sale investment securities portfolio was $776.6 million, or 14.0%, below its amortized cost basis. Comparable valuations at December 31, 2022 reflected an unrealized net loss of the available for sale investment portfolio of $889.3 million, or 14.3%, below its amortized cost basis. The increase in fair value in the available for sale investment portfolio at December 31, 2023 compared to December 31, 2022 was attributable to the Federal Reserve’s decision during their latest policy meeting held in December 2023 to hold the rates steady with indications of potential rate cuts in 2024. At December 31, 2023, the unrealized net loss of the held to maturity investment securities portfolio was $402.7 million, or 16.2%, below its amortized cost basis. At December 31, 2022, the unrealized net loss of the held to maturity investment securities portfolio was $433.1 million, or 16.1%, below its amortized cost basis.

Table 6—Credit Ratings of Investment Securities

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
December 31, 2023
U.S. Treasuries	$74,720	$73,890	$(830)	$74,720	$—
U.S. Government agencies	443,356	397,366	(45,990)	443,356	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,260,206	2,769,096	(491,110)	94	3,260,112
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,071,618	904,166	(167,452)	—	1,071,618
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,571,180	1,306,898	(264,282)	20,991	1,550,189
State and municipal obligations	1,129,750	977,461	(152,289)	1,129,078	672
Small Business Administration loan-backed securities	467,083	413,500	(53,583)	467,083	—
Corporate securities	30,533	26,747	(3,786)	—	30,533
	$8,048,446	$6,869,124	$(1,179,322)	$2,135,322	$5,913,124
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

Held to maturity

As described above, the Company elected to classify some of its securities purchased as held to maturity at the time of purchase. The securities designated as held to maturity are securities the Company does not intend to sell and expects to hold through maturity. The securities consist of $197.3 million of agency securities, $2.2 billion of residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and $53.1 million of Small Business Administration loan-backed securities. The following are highlights of our held to maturity portfolio:

●	Total amortized cost of held to maturity portfolio totaled $2.5 billion
●	The balance of securities held to maturity represented 5.5% of total assets at December 31, 2023.
●	No purchases or sales of held to maturity investment securities in 2023; maturities, calls and paydowns totaled $190.8 million in 2023.

Available for sale

Securities available for sale consist of debentures of government sponsored entities, state and municipal bonds, residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises, Small Business Administration loan-backed securities and corporate securities. At December 31, 2023, investment securities with a fair value and amortized cost of $4.8 billion and $5.6 billion, respectively, were classified as available for sale. The adjustment for net unrealized losses of $776.6 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Loss. The following are highlights of our available for sale securities:

●	Total securities available for sale decreased $542.4 million, or 10.2%, from the balance at December 31, 2022. The unrealized gain/loss position on the investment portfolio increased $112.7 million and net amortization of premiums was $15.2 million during 2023. We purchased $80.4 million of available for sale investment securities in 2023, partially offset by maturities, calls and paydowns totaling $590.8 million and sales totaling $129.6 million in 2023. The sales in 2023 were mainly related to restructuring our portfolio to fit our investment strategy and risk profile.
●	The balance of securities available for sale represented 10.7% of total assets at December 31, 2023 and 12.1% of total assets at December 31, 2022.
●	Interest income earned on all investment securities in 2023 was $186.4 million, an increase of $14.2 million, or 8.3%, from $172.2 million in 2022. The increase was due to an increase in the yield on investment securities while the total average balance decreased $615.6 million. The yield on investment securities increased 34 basis points during 2023, to 2.4%. The improvement in the yield was due the maturities, calls and sales of lower yielding securities.

At December 31, 2023, we had 1,232 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.2 billion, compares to 1,311 investment securities in an unrealized loss position, which totaled $1.3 billion at December 31, 2022. See Note 1—Summary of Significant Accounting Policies and Note 3—Investment Securities in the consolidated financial statements for additional information.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as held for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2023, other investment securities represented approximately $192.0 million, or 0.43% of total assets and primarily consisted of FRB and FHLB stock, which totaled $150.3 million and $22.8 million, respectively. There were no gains or losses on the sales of these securities during 2023 or 2022.

Table 7—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$50,000	2.05%	$14,365	2.32	$132,902	1.73%	$—	—%	$197,267	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	176,988	1.98	1,261,114	1.80	1,438,102	1.82
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	444,883	2.50	444,883	2.50
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,590	0.94	170,916	1.49	146,549	1.58	354,055	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	53,133	1.25	53,133	1.25
Total held to maturity	$50,000	2.05%	$50,955	1.33%	$480,806	1.74%	$1,905,679	1.93%	$2,487,440	1.88%
Available for Sale (fair value)
U.S. Government treasuries	$73,890	1.84%	$—	—%	$—	—%	$—	—%	$73,890	1.84%
U.S. Government agencies	75,939	2.82	48,525	2.35	100,242	1.68	—	—	224,706	2.17
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	2,202	2.33	154,985	2.39	1,401,119	1.97	1,558,306	2.00
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	7,713	2.54	12,093	2.28	507,616	2.19	527,422	2.19
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	81	5.91	145,454	2.89	630,308	1.99	248,327	1.78	1,024,170	2.05
State and municipal obligations	2,006	3.65	29,281	3.32	118,037	2.56	828,137	2.64	977,461	2.65
Small Business Administration loan-backed securities	4,343	2.64	21,413	4.31	123,899	4.14	222,031	2.77	371,686	3.29
Corporate securities	—	—	480	8.29	25,578	3.96	689	4.50	26,747	4.04
Total available for sale	$156,259	2.36%	$255,068	2.95%	$1,165,142	2.35%	$3,207,919	2.21%	$4,784,388	2.28%
Total other investments	$—	—%	$—	—%	$—	—%	$192,043	4.35%	$192,043	4.35%
Total investment securities	$206,259	2.29%	$306,023	2.68%	$1,645,948	2.17%	$5,305,641	2.19%	$7,463,871	2.20%
Percent of total	3%		4%		22%		71%
Cumulative percent of total	3%		7%		29%		100%
(1)	The expected average life for U.S. Government agencies is 4.48 years; 5.58 years for held to maturity and 3.61 years for available for sale.
(2)	The expected average life for residential mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 7.40 years; 7.55 years for held to maturity and 7.28 years for available for sale.
(3)	The expected average life for residential collateralized mortgage-obligations securities issued by U.S. government agencies or sponsored enterprises is 7.72 years; 8.43 years for held to maturity and 7.21 years for available for sale.
(4)	The expected average life for commercial mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 5.70 years; 5.54 years for held to maturity and 5.75 years for available for sale.
(5)	Weighted average yields on tax-exempt income have been presented on a taxable-equivalent basis, assuming a federal tax rate of 21.00% and a state tax rate of 4.95%, which is net of federal tax benefit in the above table. These yields were calculated using coupon interest and adjusting for discount accretion and premium amortization, where applicable.
(6)	The expected average life for state and municipal obligations is 15.01 years.
(7)	The expected average life for Small Business Administration loan-backed securities is 6.08 years; 7.64 years for held to maturity and 5.88 years for available for sale.
(8)	The expected average life for corporate securities is 6.23 years.
(9)	The expected average life for US Treasuries is 0.36 years.
(10)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(11)	The expected average life for the total investment securities portfolio is 7.87 years (not including FRB, FHLB and corporate stock with no maturity date).
(12)	The total values presented in the table above represent the total fair value of available for sale securities and amortized cost for held to maturity.

Approximately 85.4% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window or Bank Term Funding Program. Approximately 14.2% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 95% of the municipal bond portfolio has ratings in the Double A or Triple A category.

During 2023, we sold approximately $125.3 million of municipal securities given advantageous market conditions. The primary rationale for the sale was to reduce municipal and portfolio duration/price risk at an opportune moment in fixed income markets. As of December 31, 2023, the portfolio had an effective duration of 5.74 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

Table 8—Investment Portfolio Duration

	December 31, 2023		December 31, 2022
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$197,267	5.03	$197,262	5.81
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	6.40	1,591,646	6.13
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	6.24	474,660	6.52
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	4.06	362,586	5.00
Small Business Administration loan-backed securities	53,133	6.95	57,087	6.76
Total held to maturity	$2,487,440	5.94	$2,683,241	6.04
Available for Sale (fair value)
U.S. Treasuries	$73,890	0.35	$265,638	0.87
U.S. Government agencies	224,706	3.41	219,088	4.27
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	6.12	1,698,353	5.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	5.69	601,045	5.95
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	3.73	1,000,398	4.34
State and municipal obligations	977,461	8.62	1,064,852	8.74
Small Business Administration loan-backed securities	371,686	3.81	444,810	3.55
Corporate securities	26,747	2.45	32,638	2.94
Total available for sale	$4,784,388	5.65	$5,326,822	5.66

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2023, total loans, excluding held for sale loans, were $32.4 billion, which was an overall increase of $2.2 billion, or 7.3%, from the balance at the end of 2022. Non-acquired loan growth was $3.7 billion, or 16.1% for 2023, driven by organic growth. The loan growth was made up of a 32.5% increase in consumer real estate loans, a 13.5% increase in non-owner occupied real estate loans (including construction and land development loans), a 9.2% increase in commercial owner occupied real estate loans, a 11.7% increase in commercial and industrial loans, a 5.5% increase in other income producing property and a 1.8% increase in consumer non real estate loans. Total acquired loans decreased by $1.5 billion, or 19.9% from the balance at the end of 2022. The decrease in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio.

Average total loans outstanding during 2023 were $31.4 billion, an increase of $3.9 billion, or 14.4%, over the 2022 average of $27.5 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 9—Distribution of Loans by Type

	December 31,
(Dollars in thousands)	2023	2022
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner occupied real estate(1)	$1,866,809	$2,250,428
Consumer real estate(2)	724,463	902,271
Commercial owner occupied real estate	1,115,539	1,332,942
Commercial and industrial	863,584	1,128,280
Other income producing property	148,361	195,265
Consumer	77,930	133,679
Other	227	227
Total acquired - non-purchased credit deteriorated loans	4,796,913	5,943,092
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner occupied real estate(3)	454,776	599,522
Consumer real estate(2)	197,162	233,740
Commercial owner occupied real estate	349,755	435,650
Commercial and industrial	39,951	66,891
Other income producing property	35,358	52,827
Consumer	31,811	41,101
Total acquired ‑ purchased credit deteriorated loans (PCD)	1,108,813	1,429,731
Total acquired loans	5,905,726	7,372,823
Non-acquired loans:
Non‑owner occupied real estate(4)	9,173,563	8,083,369
Consumer real estate(2)	7,071,825	5,339,199
Commercial owner occupied real estate	4,032,377	3,691,601
Commercial and industrial	4,601,004	4,118,312
Other income producing property	472,615	448,150
Consumer	1,123,909	1,103,646
Other loans	7,470	20,762
Total non‑acquired loans	26,482,763	22,805,039
Total loans (net of unearned income)	$32,388,489	$30,177,862
(1)	Includes $135.8 million and $258.5 million of construction and land development loans at December 31, 2023 and 2022, respectively.
(2)	Includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	Includes $9.5 million and $46.5 million of construction and land development loans at December 31, 2023 and 2022, respectively.
(4)	Includes $2.8 billion and $2.6 billion of construction and land development loans at December 31, 2023 and 2022, respectively.

The following highlights of our loan portfolio as of December 31, 2023 compared to December 31, 2022:

●	Non-acquired loans were $26.5 billion, or 81.8% of total loans of total loans at December 31, 2023. This compares to non-acquired loans of $22.8 billion, or 75.6% at December 31, 2022. The increase in non-acquired loans of $3.7 billion was due to organic growth and renewals of acquired loans that were moved to the non-acquired loan portfolio. Acquired loans were $5.9 billion, or 18.2% of total loans at December 31, 2023. This compares to acquired loans of $7.4 billion, or 24.4%, at December 31, 2022. The $1.5 billion decrease in acquired loans was due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
o	Non-acquired loans secured by non-owner occupied and consumer real estate were $16.2 billion and comprised 50.2% of the total loan portfolio at December 31, 2023. This was an increase of $2.8 billion, or 21.0%, over December 31, 2022. At December 31, 2023, acquired loans secured by non-owner occupied and consumer real estate were $3.2 billion and comprised 10.0% of the total loan portfolio. This was a decrease of $742.8 million, or 18.6%, over December 31, 2022. Between both the non-acquired and acquired portfolios, 60.2% of loans were non-owner occupied and consumer real estate loans.
◾	Of the non-acquired real estate loans at December 31, 2023, $9.2 billion, or 28.3% of the loan portfolio were secured by non-owner occupied real estate. Loans secured by consumer real estate were $7.1 billion, or 21.8% of the total loan portfolio at December 31, 2023. This compared to loans secured by non-owner occupied real estate of $8.1 billion, or 26.8%, and loans secured by consumer real estate of $5.3 billion, or 17.7% of the loan portfolio at December 31, 2022.

◾	Of the acquired real estate loans, $2.3 billion, or 7.2% of the loan portfolio were secured by non-owner occupied real estate at December 31, 2023. Loans secured by consumer real estate were $921.6 million, or 2.8% of the loan portfolio. This compared to acquired loans secured by non-owner occupied real estate of $2.8 billion, or 9.4%, and loans secured by consumer real estate of $1.1 billion, or 3.8% of the loan portfolio at December 31, 2022.
o	Included within loans secured by non-owner occupied real estate noted above are construction and land development loans. Total construction and land development loans were $2.9 billion at December 31, 2023 compared to $2.9 billion at December 31, 2022. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.
◾	Non-acquired construction and land development loans increased $222.8 million to $2.8 billion in 2023 from $2.6 billion at December 31, 2022.
◾	Acquired construction and land development loans declined $159.6 million to $145.3 million in 2023 from $304.9 million at December 31, 2022.
o	Total consumer real estate loans were comprised of $6.6 billion in consumer owner occupied loans and $1.4 billion in home equity line loans at December 31, 2023. This compares to $5.2 billion in consumer owner occupied loans and $1.3 billion in home equity lines loans at December 31, 2022. During 2023, the consumer real estate loan portfolio increased by $1.5 billion from December 31, 2022 through organic growth.
◾	Non-acquired loans secured by consumer real estate were comprised of $5.9 billion in consumer owner occupied loans and $1.1 billion in home equity loans at December 31, 2023. At December 31, 2022, we had $4.4 billion in consumer owner occupied loans and $958.2 million in home equity loans in the non-acquired loan portfolio. The Company made the decision to hold more 1-4 family mortgage production in its portfolio in 2023 rather than sell the loans into the secondary market.
◾	Acquired loans secured by consumer real estate are comprised of $666.6 million in consumer owner occupied loans and $255.0 million in home equity loans at December 31, 2023. At December 31, 2022, we had $781.0 million in consumer owner occupied loans and $355.0 million in home equity loans in the acquired loan portfolio.
o	Non-acquired and acquired commercial owner-occupied real estate loans were $4.0 billion, or 12.5%, and $1.5 billion, or 4.5%, respectively, of the total loan portfolio at December 31, 2023 compared to $3.7 billion, or 12.2%, and $1.8 billion, or 5.9%, respectively, of the loan portfolio at December 31, 2022.
◾	Non-acquired commercial owner-occupied real estate loans increased $340.8 million through organic growth and renewals of acquired loans.
◾	Acquired commercial owner-occupied real estate loans decreased $303.3 million due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio from December 31, 2022 compared to December 31, 2023.
o	Non-acquired and acquired commercial and industrial loans were $4.6 billion, or 14.2%, and $903.5 million, or 2.8%, respectively, of the total loan portfolio at December 31, 2023 compared to $4.1 billion, or 13.6%, and $1.2 billion, or 4.0%, respectively, of the loan portfolio at December 31, 2022.
◾	Non-acquired commercial and industrial loans increased $482.7 million from December 31, 2022 compared to December 31, 2023.
◾	Acquired commercial and industrial loans decreased $291.6 million from December 31, 2022 compared to December 31, 2023.

Total loan interest income, including interest income on held for sale loans, was $1.7 billion in 2023, an increase of $538.4 million, or 45.7%, compared to $1.2 billion in 2022. This increase was mainly due to a 126-basis point increase in the yield on the non-acquired portfolio and a 125-basis point increase in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio increased from 4.03% in 2022 to 5.29% in 2023 and the yield on the acquired loan portfolio increased from 4.85% in 2022 to 6.10% in 2023. The increase in the yields on the non-acquired loan portfolio and the acquired loan portfolio was due to the rise in interest rates starting in March 2022. The effects on interest income from the overall increase in the yields on loans was enhanced by a $5.7 billion increase in the average balance of our non-acquired loan portfolio, offset by a $1.8 billion decrease in the average balance of our acquired loan portfolio. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and renewals of acquired loans. The decline in the acquired loan portfolio was due to paydowns and payoffs, along with renewals of acquired loans that were moved to our non-acquired loan portfolio.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2023.

Table 10—Maturity Distribution of Non-acquired Loans

December 31, 2023		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$9,173,563	$766,968	$4,219,615	$3,510,378	$676,602
Consumer real estate	7,071,825	54,432	211,521	1,060,848	5,745,024
Commercial owner occupied real estate	4,032,377	186,278	1,231,568	2,489,662	124,869
Commercial and industrial	4,601,004	861,950	1,750,331	1,278,066	710,657
Other income producing property	472,615	37,527	271,071	87,278	76,739
Consumer	1,123,909	99,672	438,458	318,843	266,936
Other loans	7,470	7,470	—	—	—
Total non‑acquired loans	$26,482,763	$2,014,297	$8,122,564	$8,745,075	$7,600,827

Table 11—Non-Acquired Loans Due After One Year - Fixed or Floating

December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$3,253,783	$5,152,812
Consumer real estate	2,956,223	4,061,170
Commercial owner occupied real estate	2,515,847	1,330,252
Commercial and industrial	2,578,811	1,160,243
Other income producing property	295,826	139,262
Consumer	1,003,747	20,490
Total non‑acquired loans	$12,604,237	$11,864,229

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2023.

Table 12—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2023		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$1,866,809	$317,109	$812,197	$674,463	$63,040
Consumer real estate	724,463	23,138	133,855	181,107	386,363
Commercial owner occupied real estate	1,115,539	71,078	412,292	542,635	89,534
Commercial and industrial	863,584	108,755	378,573	259,861	116,395
Other income producing property	148,361	16,015	49,909	54,791	27,646
Consumer	77,930	6,811	14,306	48,728	8,085
Other	227	227	—	—	—
Total acquired - non-purchased credit deteriorated loans	$4,796,913	$543,133	$1,801,132	$1,761,585	$691,063

Table 13— Acquired Non-PCD Loans Due After One Year - Fixed or Floating

December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$479,469	$1,070,231
Consumer real estate	219,344	481,981
Commercial owner occupied real estate	410,169	634,292
Commercial and industrial	455,250	299,579
Other income producing property	39,578	92,768
Consumer	67,818	3,301
Total acquired - non-purchased credit deteriorated loans	$1,671,628	$2,582,152

The table below shows the contractual maturity of the acquired purchased credit deteriorated loan portfolio at December 31, 2023.

Table 14—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2023		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner occupied real estate	$454,776	$40,844	$168,802	$218,923	$26,207
Consumer real estate	197,162	7,016	26,838	44,086	119,222
Commercial owner occupied real estate	349,755	32,249	135,100	155,546	26,860
Commercial and industrial	39,951	9,675	14,867	12,707	2,702
Other income producing property	35,358	5,654	6,099	15,991	7,614
Consumer	31,811	625	5,879	24,823	484
Total acquired ‑ purchased credit deteriorated loans (PCD)	$1,108,813	$96,063	$357,585	$472,076	$183,089

Table 15— Acquired PCD Loans Due After One Year - Fixed or Floating

December 31, 2023
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner occupied real estate	$72,137	$341,795
Consumer real estate	87,042	103,104
Commercial owner occupied real estate	135,430	182,076
Commercial and industrial	20,239	10,037
Other income producing property	7,584	22,120
Consumer	31,170	16
Total acquired ‑ purchased credit deteriorated loans (PCD)	$353,602	$659,148

Nonperforming Assets (“NPAs”)

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past two years is shown below:

Table 16—Nonperforming Assets

	December 31,
(Dollars in thousands)	2023	2022
Non-acquired:
Nonaccrual loans	$110,467	$40,517
Accruing loans past due 90 days or more	11,305	2,358
Restructured loans – nonaccrual	—	4,154
Total non-acquired nonperforming loans	121,772	47,029
Other real estate owned (“OREO”) (1) (2)	228	141
Other nonperforming assets (3)	483	104
Total OREO and other nonperforming assets excluding acquired assets	711	245
Total nonperforming assets excluding acquired assets	122,483	47,274
Acquired:
Nonaccrual loans (4)	58,916	55,808
Accruing loans past due 90 days or more	1,174	1,992
Restructured loans – nonaccrual	839	3,746
Total acquired nonperforming loans	60,929	61,546
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (5)	609	882
Other acquired nonperforming assets (3)	103	40
Total acquired OREO and other nonperforming assets	712	922
Total acquired nonperforming assets	61,641	62,468
Total nonperforming assets	$184,124	$109,742
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.46%	0.21%
Total nonperforming assets as a percentage of total assets (7)	0.27%	0.11%
Nonperforming loans as a percentage of period end loans (6)	0.46%	0.21%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.57%	0.36%
Total nonperforming assets as a percentage of total assets (7)	0.41%	0.25%
Nonperforming loans as a percentage of period end loans (6)	0.56%	0.36%
(1)	Consists of real estate acquired as a result of foreclosure. Excludes certain property no longer intended for bank use.
(2)	Excludes non-acquired bank premises held for sale of $9.0 million and $14.3 million as of December 31, 2023 and 2022, respectively, that is now separately disclosed on the balance sheet.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(5)	Excludes acquired bank premises held for sale of $3.4 million as of December 31, 2023 and 2022, that is now separately disclosed on the balance sheet.
(6)	Loan data excludes mortgage loans held for sale.
(7)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total non-acquired nonperforming loans were $121.8 million, or 0.46% of total non-acquired loans, an increase of approximately $74.7 million, or 158.9%, from December 31, 2022. The increase in nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $59.0 million, an increase in consumer nonaccrual loans of $10.9 million and an increase in accruing loans past due 90 days or more of $8.9 million, offset by a decrease in restructured nonaccrual loans of $4.1 million. The increase in commercial nonaccrual loans from December 31, 2022, was primarily due to three commercial and industrial relationships totaling $41.4 million, six commercial owner-occupied loans totaling $9.8 million, and three commercial non owner occupied loans totaling $4.2 million. The increase in accruing loans past due 90 days or more are deemed to be low risk and greater than 70% of these loans have been brought current since the year-end 2023. Acquired nonperforming loans were $60.9 million, or 1.03% of total acquired loans, a decrease of $617,000, or 1.0% from December 31, 2022. The decrease in acquired nonperforming loans was mainly driven by a decrease in consumer nonaccrual loans of $3.3 million, a decrease in restructured loans of $2.9 million and a decrease in accruing loans past due 90 days or more of $818,000, offset by an increase in commercial nonaccrual loans of $6.4 million.

The top ten nonaccrual loans at December 31, 2023 totaled $61.3 million and consisted of four loans located in South Carolina, two in North Carolina, three in Georgia, and one in Florida. These loans comprise 36.0% of total nonaccrual loans at December 31, 2023, with around 50% being real estate collateral dependent and the other 50% being non real estate. We currently hold a specific reserve against one of these ten loans, totaling $6.9 million. The remaining nine loans do not carry a specific reserve due to carrying balances being below current collateral values.

The decline in restructured nonaccrual loans over both the nonacquired and acquired loan portfolios was due to the adoption of ASU 2022-02 effective January 1, 2023, which extinguishes the former troubled debt restructuring (TDR) guidance and issues new requirements for determining modified loans to borrowers experiencing financial difficulty. As of December 31, 2023, the Bank had a total of $12.1 million loans to borrowers experiencing financial difficulty. Of the $12.1 million, $9.9 million loans were current and $2.2 million loans were 30 to 89 days past due.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposure

As stated previously, the ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

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

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook As of December 31, 2023, management selected a baseline weighting of 60%, a 20% weighting for an upside scenario and a 20% weighting for the more severe scenario compared to a baseline weighting of 75% and the more severe scenario of 25% at the end of the fourth quarter of 2022. While the December Federal Open Market Committee Meeting brought some clarity around the path of interest rates and condition of the economy, the scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, rising interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still showed resilience and actual loan losses remain at low levels, continued downward shifts in the forecasted commercial real estate price index elevated modeled expected losses for the Commercial Real Estate and Commercial Construction and Land Development, which excludes Residential Construction, loan segments. As a result of the continued pressures in the market and tightening credit conditions, the Company recorded provision for credit losses of $114.1 million and net charge-offs of $24.9 million during 2023.

As disclosed previously, the longstanding TDR accounting rules were replaced with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The Company adopted the retirement of TDR guidance, effective January 1, 2023. Please see Note 1 — Summary of Significant Accounting Policies in this Form 10-K for further detailed descriptions of how we determine expected losses from modifications of receivables to borrowers experiencing financial difficulty.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2023 and 2022, the liabilities recorded for expected credit losses on unfunded commitments were $56.3 million and $67.2 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision (Recovery) for Credit Losses in the Consolidated Statements of Income.

As of December 31, 2023, the balance of the ACL was $456.6 million, or 1.41%, of total loans. For the year ended December 31, 2023, the ACL increased $100.1 million from the balance of $356.4 million at December 31, 2022. The increase in ACL of $100.1 million included $125.0 million of provision for credit losses, and $24.9 million in net charge-offs. For both the three and twelve months ended December 31, 2023, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks. As of December 31, 2022, the balance of the ACL was $356.4 million or 1.18% of total loans. For the year ended December 31, 2022, the ACL increased $54.6 million from the balance of $301.8 million at December 31, 2021. The increase in ACL of $54.6 million was due a provision for credit losses of $45.2 million, $13.7 million due to the initial allowance for PCD loans acquired in the Atlantic Capital acquisition, along with net charge-offs of $4.3 million in 2022. For both the three and twelve months ended December 31, 2022, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks.

At December 31, 2023, the Company had a reserve on unfunded commitments of $56.3 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $67.2 million at December 31, 2022. During the three and twelve months ended December 31, 2023, the Company recorded a release in the reserve for unfunded commitments of $6.0 million and $10.9 million, respectively. For the prior comparative period, the Company recorded a provision for credit losses on unfunded commitments of $14.2 million and $36.7 million, respectively. The provision of $36.7 million recorded in 2022 includes the initial provision for credit losses for unfunded commitments acquired from Atlantic Capital, which the Company recorded during the first quarter of 2022. The provision for credit losses for unfunded commitments is based on the growth in unfunded loan commitments, production mix, and current forecast scenarios applied to our modeling to adequately capture growing economic recessionary risks. This amount was recorded in Provision (Recovery) for Credit Losses on the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2023.

The ACL provides 2.50 times coverage of nonperforming loans at December 31, 2023. Net charge offs to total average loans during the year ended December 31, 2023 were 0.08%, compared to 0.02% during the year ended December 31, 2022. ACL, including reserve for unfunded commitments, as a percentage of loans were 1.58% and 1.40%, respectively, as of December 31, 2023 and 2022.

The following table provides the allocation, by segment, for expected credit losses for the year ended December 31, 2023. While non-owner occupied CRE is the largest segment of our loan portfolio, the risk profile of the non-owner occupied CRE portfolio remains low and stable. We have a granular loan portfolio where the average loan size of the non-owner occupied CRE portfolio is less than $5 million. The weighted average loan to value for the non-owner occupied CRE portfolio was less than 60% as of December 31, 2023. Loans for the commercial office space, which are included in the non-owner occupied CRE portfolio, represent approximately 4% of the total outstanding portfolio with an average loan size of less than $2 million as of December 31, 2023. Over 95% of these office spaces are located in the Company’s southeast footprint, of which approximately 91% mature in 2025 or later.

Table 17—Allocation of the Allowance by Segment

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%*	Amount	%*
Residential Mortgage Senior	$78,052	21.8%	$72,188	18.8%
Residential Mortgage Junior	745	0.0%	405	0.0%
Revolving Mortgage	10,942	4.6%	14,886	4.6%
Residential Construction	5,024	2.1%	8,974	2.9%
Other Construction and Development	65,772	6.8%	45,410	6.5%
Consumer	23,331	3.8%	22,767	4.2%
Multifamily	13,766	2.7%	3,684	2.4%
Municipal	900	2.3%	849	2.4%
Owner Occupied Commercial Real Estate	71,580	16.9%	58,083	18.1%
Non-Owner Occupied Commercial Real Estate	137,055	23.8%	78,485	24.5%
Commercial and Industrial	49,406	15.1%	50,713	15.7%
Total	$456,573	100.0%	$356,444	100.0%

*     Loan balance in each category expressed as a percentage of total loans excluding PPP loans.

The following table presents a summary of net charge off ratios by loan segment, for the year ended December 31, 2023 and 2022:

Table 18—Disaggregated Net Recovery (Charge Off) Ratio by Segment

	Year Ended
	December 31, 2023			December 31, 2022
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$735	$6,399,401	0.01%	$1,036	$4,792,864	0.02%
Residential Mortgage Junior	108	12,142	0.89%	212	13,835	1.53%
Revolving Mortgage	1,073	1,422,717	0.08%	3,536	1,294,044	0.27%
Residential Construction	128	823,952	0.02%	(13)	756,730	(0.00)%
Other Construction and Development	462	1,981,715	0.02%	1,100	1,669,834	0.07%
Consumer	(9,795)	1,253,419	(0.78)%	(7,788)	1,151,578	(0.68)%
Multifamily	41	857,100	0.00%	—	588,305	—%
Municipal	—	733,406	—%	—	685,538	—%
Owner Occupied Commercial Real Estate	812	5,531,908	0.01%	(649)	5,330,711	(0.01)%
Non-Owner Occupied Commercial Real Estate	658	7,608,018	0.01%	213	6,998,540	0.00%
Commercial and Industrial	(19,088)	4,779,513	(0.40)%	(1,920)	4,174,155	(0.05)%
Total	$(24,866)	$31,403,291	(0.08)%	$(4,273)	$27,456,134	(0.02)%

The following table presents a summary of the changes in the ACL, for the years ended December 31, 2023, 2022 and 2021:

Table 19—Summary of the Changes in ACL

	Year Ended December 31,
	2023			2022			2021
	Non-PCD	PCD		Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807	$315,470	$141,839	$457,309
ACL - PCD loans for ACBI merger	—	—	—	—	13,758	13,758	—	—	—
Loans charged-off	(39,077)	(1,571)	(40,648)	(17,332)	(6,114)	(23,446)	(14,391)	(2,508)	(16,899)
Recoveries of loans previously charged off	9,987	5,795	15,782	12,140	7,033	19,173	7,778	6,022	13,800
Net (charge-offs) recoveries	(29,090)	4,224	(24,866)	(5,192)	919	(4,273)	(6,613)	3,514	(3,099)
Initial provision for credit losses - ACBI	—	—	—	13,697	—	13,697	—	—	—
Provision (recovery) for credit losses	143,360	(18,365)	124,995	75,874	(44,419)	31,455	(83,630)	(68,773)	(152,403)
Balance at end of period	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807

Total loans, net of unearned income:
At period end	$32,388,489			$30,177,862			$23,928,166
Average	31,403,291			27,456,134			24,118,512
Net charge-offs as a percentage of average loans (annualized)	0.08%			0.02%			0.01%
Allowance for credit losses as a percentage of period end loans	1.41%			1.18%			1.26%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	249.90%			328.29%			375.94%

*      Net charge-offs at December 31, 2023, 2022 and 2021 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $6.8 million, $6.5 million and $4.6 million, respectively, that are included in the consumer classification above.

**    Average loans, net of unearned income does not include loans held for sale.3

Deposits

We rely on deposits by our customers as the primary source of funds for the continued growth of our loan and investment securities portfolios. Customer deposits are categorized as either noninterest-bearing deposits or interest-bearing deposits. Noninterest-bearing deposits (or demand deposits) are transaction accounts that provide us with “interest-free” sources of funds. Interest-bearing deposits include savings deposit, interest-bearing transaction accounts, certificates of deposits, and other time deposits. Interest-bearing transaction accounts include NOW, HSA, IOLTA, and Market Rate checking accounts. The Company uses brokered time deposits as a secondary source of deposits to supplement its primary source through organic growth of deposits from our customers.

During 2023, overall deposits increased $698.3 million, or 1.9%, to $37.0 billion from 2022. The increase was driven by growth in money market accounts of $3.2 billion, including $1.2 billion in reciprocal insured money market deposits and time deposits of $1.8 billion, including an increase in brokered deposits of $569.6 million. These increases were partially offset by declines in noninterest-bearing checking deposits of $2.5 billion, interest-bearing checking deposits of $976.7 million and savings deposits of $832.1 million. As customers moved funds from noninterest-bearing checking, interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment, the Company increased its balance in higher yielding money market accounts including reciprocal insured money market deposits along with in-market time deposits and brokered deposits in 2023. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) during 2023 due to competitive pressures to retain deposits. The Company also increased its use of brokered time deposits in the first quarter of 2023 with the financial turmoil caused by the few regional banks failing to provide the Company with excess liquidity. The balance at the end of the first quarter was $1.4 billion. As the financial markets settled, the Company has allowed the brokered time deposits to run off to an ending balance of $719.7 million at December 31, 2023. The declines in noninterest-bearing, interest-bearing and savings accounts were also due to customers having less excess cash as funds from government support programs related to the COVID-19 pandemic declined.

The following table presents total deposits for the two years at December 31:

Table 20—Total Deposits

	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing deposits	$10,649,274	$13,168,656
Savings deposits	2,632,212	3,464,351
Interest‑bearing demand deposits	19,517,470	17,297,630
Total savings and interest‑bearing demand deposits	22,149,682	20,761,981
Certificates of deposit	4,245,382	2,413,963
Other time deposits	4,571	6,023
Total time deposits	4,249,953	2,419,986
Total deposits	$37,048,909	$36,350,623

The following are key highlights regarding overall changes in total deposits:

●	Total deposits increased $698.3 million, or 1.9%, for the year ended December 31, 2023, compared to 2022.

o	Noninterest-bearing deposits (demand deposits) decreased by $2.5 billion, or 19.1%, for the year ended December 31, 2023, when compared with December 31, 2022.
o	Money market (Market Rate Checking) and other interest-bearing demand deposits increased $2.2 billion, or 12.8%, for the year ended December 31, 2023
o	Savings deposits decreased $832.1 million, or 24.0%, when compared with December 31, 2022.
o	At December 31, 2023, core deposits (total deposits excluding time deposits) represented 89% of total deposits compared with 93% at the end of 2022.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $36.6 billion in 2023, a decrease of $575.0 billion, or 1.5%, from 2022.
o	Average interest-bearing deposits increased by $1.1 billion, or 4.8%, to $24.8 billion in 2023 compared to 2022.
o	Average noninterest-bearing demand deposits decreased by $1.7 billion, or 12.6%, to $11.8 billion in 2023 compared to 2022.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 21—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,	December 31,
(Dollars in thousands)	2023	2022	% Change
Within three months	$549,888	$115,528	376.0%
After three through six months	166,344	118,511	40.4%
After six through twelve months	165,126	168,785	(2.2)%
After twelve months	45,855	84,361	(45.6)%
	$927,213	$487,185	90.3%

At December 31, 2023 and 2022, the Company estimates that is has approximately $14.2 billion and $14.6 billion, respectively, in uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of December 31:

Table 22—Maturity Distribution of Uninsured Time Deposits

	December 31,
(Dollars in thousands)	2023	2022	% Change
Within three months	$285,760	$57,302	398.7%
After three through six months	77,094	71,261	8.2%
After six through twelve months	84,876	91,785	(7.5)%
After twelve months	29,855	42,361	(29.5)%
	$477,585	$262,709	81.8%

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

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2023, shareholders’ equity was $5.5 billion, an increase of $458.2 million, or 9.0%, compared to the balance at December 31, 2022. The change from year-end 2022 was mainly attributable to net income of $494.3 million, an increase in the market value of securities available for sale, net of tax, of $93.3 million recorded through AOCI and the recognition of equity based compensation of $35.9 million. These increases were mainly offset by dividends paid on common shares of $154.9 million and common stock repurchased under our stock repurchase plan and equity plans of $16.1 million.

The following shows the changes in shareholders’ equity during 2023:

Table 23—Changes in Shareholders’ Equity

(Dollars in thousands)
Total shareholders' equity at December 31, 2022	$5,074,927
Net income	494,308
Dividends paid on common shares ($2.04 per share)	(154,919)
Dividends paid on restricted stock units	(1,265)
Net increase in market value of securities available for sale, net of deferred taxes	93,252
Net increase in market value of post retirement plan, net of deferred taxes	1,300
Stock options exercised	2,926
Employee stock purchases	2,772
Equity based compensation	35,861
Common stock repurchased pursuant to stock repurchase plan	(6,748)
Common stock repurchased - equity plans	(9,316)
Total shareholders' equity at December 31, 2023	$5,533,098

Our equity-to-assets ratio increased to 12.3% at December 31, 2023 from 11.6% at December 31, 2022. The increase from December 31, 2022 was due to the percentage increase in equity of 9.0% being higher than the percentage increase in total assets of 2.2%. The higher percentage growth in capital was mainly due to the Company’s net income of $494.3 million. The increase in assets in 2023 was mainly due to organic loan growth funded through deposit growth.

On April 27, 2022, the Company’s Board of Directors approved 2022 Stock Repurchase Program authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 Stock Repurchase Plan. Our Board of Directors approved the program after considering, among other things, our liquidity needs and capital resources as well as the estimated current value of our net assets. The aggregate number of shares of common stocks authorized to be repurchased totals 4.12 million shares. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of December 31, 2023, there is a total of 4,020,021 shares authorized to be repurchased.

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

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 50% phased out in 2023. At December 31, 2023 and 2022, approximately $30.5 million and $45.8 million, respectively, was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of December 31, 2023 and 2022.

Table 24—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2023	2022	2021
Common equity Tier 1 risk-based capital	11.75%	10.96%	11.76%
Tier 1 risk‑based capital	11.75%	10.96%	11.76%
Total risk‑based capital	14.08%	12.97%	13.57%
Tier 1 leverage	9.42%	8.72%	8.08%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all improved compared to December 31, 2022. All of these ratios mainly improved due to net income recognized during 2023 of $494.3 million. Tier 1 capital increased 8.6% and 9.8% at the Bank and Company, respectively, with the increase in equity resulting from the net income recognized during the current period. Total risk-based capital increased 10.9% and 11.1% at both the Bank and Company, respectively, with the increase in equity resulting from the net income recognized during the current period, along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained reasonably flat in the fourth quarter of 2023 compared to the fourth quarter of 2022 with average assets for the both Company and Bank increasing 1.6% and risk-based assets increasing 2.3%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of December 31, 2023 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

During 2023, the Bank paid dividends to SouthState totaling $180.0 million. The Bank was not required to obtain approval of the OCC to pay these dividends. We used these funds and excess cash to pay our dividend to shareholders of $154.9 million and repurchase shares of our common stock on the open market totaling $6.7 million.

The following table provides the amount of dividends and payout ratios for the years ended December 31:

Table 25—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Dividend payments to common shareholders	$154,919	$146,486	$135,201
Dividend payout ratios	31.34%	29.54%	28.43%

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio, net noncore funding dependence ratio, On-hand liquidity to total liabilities ratio, the percentage of securities pledged to total securities, and the ratio of brokered deposits to total deposits. As of December 31, 2023, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased by approximately $3.7 billion, or approximately 16.1%, compared to the balance at December 31, 2022. The increase in the non-acquired loan portfolio was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $1.5 billion, or 19.9%, from the balance at December 31, 2022 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans. For more detail around the changes in the loan portfolio see the Loan Portfolio section in MDA starting on page 81.

Our investment securities portfolio (excluding trading securities) decreased $725.9 million, or approximately 8.9%, compared to the balance at December 31, 2022. The decrease in investment securities from December 31, 2022 was a result of maturities, calls, sales and paydowns of investment securities totaling $1.1 billion and a reduction from the net amortization of premiums of $20.1 million. These decreases were partially offset by purchases of available for sale investment securities totaling $80.4 million and other investment securities of $226.7 million and an increase in the market value of the available for sale investment securities portfolio of $112.7 million. There were no purchases or sales of held to maturity securities during the year. For the purchases of other investment securities, $222.1 million of the purchases were related to capital stock with the Federal Home Loan Bank of which we sold back $214.4 million during 2023. The activity in the purchases and sales of the Federal Home Loan Bank Capital Stock was due to activity with FHLB borrowings during the year. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of December 31, 2023, the bank pledged 49.6% of the market value of its investment portfolio. As of December 31, 2023, the Bank had unpledged securities with a market value of $3.5 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities. Total cash and cash equivalents declined $313.7 million in 2023 to $1.0 billion at December 31, 2023, compared to $1.3 billion at December 31, 2022. Liquidity has tightened in 2023 with the rising rate environment and turmoil in the financial markets. Competition for in-market deposits has increased throughout 2023 resulting in increases in deposit rates to retain local deposits. While the Company has increased its use of brokered time deposits since December 31, 2022, the ratio of brokered time deposits to total deposits at December 31, 2023 was only 1.9% compared to the Company’s internal limit of 15%. During 2023, the Company has also borrowed funds from the FHLB on a short-term basis. The outstanding borrowings from the FHLB were $100.0 million at December 31, 2023. See below for further discussion around brokered deposits and FHLB borrowings.

At December 31, 2023 and December 31, 2022, we had $719.7 million and $150.0 million of traditional, out–of-market brokered time deposits, respectively. At December 31, 2023 and December 31, 2022, we had $2.2 billion and $637.0 million, respectively, of reciprocal deposits. Total deposits were $37.0 billion at December 31, 2023, an increase of $698.3 million from $36.4 billion at December 31, 2022. Our deposit growth since December 31, 2022 included an increase in money market accounts of $3.2 billion and an increase in certificates of deposit of $1.8 billion. These increases were offset by declines in demand deposit, interest-bearing checking and savings accounts of $2.5 billion, $976.7 million and $832.1 million, respectively. As customers moved funds from noninterest bearing checking, interest bearing checking and savings accounts, seeking higher yields in the rising rate environment along with insurance coverage, the Company’s balance in higher costing in-market time deposits, brokered time deposits and in money market deposit accounts including reciprocal insured money market accounts, increased. The Company raised interest rates on most interest-bearing deposit products (in particular time deposit specials and money market accounts) during 2023 due to competitive pressures to retain deposits. Total short-term borrowings at December 31, 2023 were $589.2 million consisting of $248.2 million in federal funds purchased, $241.0 million in securities sold under agreements to repurchase and $100.0 million in short-term FHLB advances. Total long-term borrowings at December 31, 2023 were $391.9 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $27,000. The top ten and twenty deposit relationships comprise approximately three and four percent of total deposits. Approximately 29% of total deposits are non-interest bearing. The Bank’s deposit beta, which represents the change in the Bank’s cost of deposits over the change in the federal funds target rate, during this cycle (from March 2022 through December 2023) is approximately 30%.

The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At December 31, 2023, the percentage of brokered time deposits to total deposits was 1.9%. During calendar years 2022 and 2023, the highest ratio of brokered time deposits to total deposits was 3.8% on March 31, 2023. During the first quarter of 2023, the Company sought to increase liquidity with the turmoil in the financial markets after the few regional banks failed and increased the balance in brokered time deposits to $1.4 billion. As the financial markets stabilized during 2023, the Company has let the brokered time deposits run-off to an ending balance of $719.7 million at December 31, 2023.

As discussed below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of December 31, 2023.

Table 26—Primary Funding Sources to Uninsured Deposits

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$6,986
Federal Reserve Discount Window of Atlanta	1,882
Cash and cash equivalents	999
Par value of securities that can be pledged to BTFP	3,638
Total primary sources	$13,505
Uninsured deposits, excluding collateralized deposits	$11,814
Uninsured and collateralized deposits	$14,239
Coverage ratio, uninsured deposits	114.3%
Coverage ratio, uninsured and collateralized deposits	94.8%
Ratio of uninsured and collateralized deposits to total deposits	38.4%

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements; federal funds sold; balances at the Federal Reserve Bank; and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks. The Bank may also access funds from borrowing facilities established with the Federal Home Loan Bank of Atlanta and the discount window of the Federal Reserve Bank of Atlanta. At December 31, 2023, the Bank had a total FHLB credit facility of $7.1 billion, with $100.0 million in short-term FHLB advances and $2.9 million FHLB letters of credit outstanding at year-end, leaving $7.0 billion in availability on the FHLB credit facility. At December 31, 2023, the Bank had $1.9 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits, which would allow capacity of $5.6 billion at December 31, 2023. The Bank had $719.7 million of outstanding brokered deposits at the end of the year leaving $4.8 billion in available capacity as per the internal policy limit of 15% of total deposits. All of these resources would provide an additional $14.0 billion in funding if we needed additional liquidity. The Bank also has $3.5 billion in market value of unpledged securities at December 31, 2023 that can be pledged to attain additional funds if necessary. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at December 31, 2023. We believe that our liquidity position continues to be adequate and readily available.

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

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as the terms of contractual agreements, investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. The assumptions for loan prepayments, deposit decay, and nonstable deposit balances are derived from models that use historical bank data. These models are independently validated. Equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. Key simulation assumptions are subject to sensitivity analysis to assess the impact of assumption changes on earnings at risk and equity at risk. Model assumptions are reviewed by our Assumptions Committee. While the Bank is continuously refining its modeling methodology, the core principles of the methodology have remained stable over the past two years.

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

The earnings simulation models consider our contractual agreements with regard to investments, loans, deposits, borrowings, and derivatives as well as a number of behavioral assumptions applied to certain assets and liabilities.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of December 31, 2023, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 28—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of December 31, 2023, the Company was operating within it interest rate key risk indicator policy limits.

During 2023, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred sixty basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 30%. Management recognizes the difficulty using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of December 31, 2023, the total deposit beta assumption was 35.0%. For internal forecasting, Management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Consensus Scenario published in January 2024 as the Base Case. As of December 31, 2023, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.0% increase (up 100) and 1.7% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2023, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.6% decrease and 1.0% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 6.3% decrease and 0.1% increase, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of December 31, 2023.

The analysis below reflects a Base Case and shocked scenarios that assume a static balance sheet projection where volume is added to maintain balances consistent with current levels. Base Case assumes new and repricing volumes reference forward rates derived from the Moody’s Consensus rate forecast. Instantaneous, parallel, and sustained interest rate shocks are applied to the Base Case scenario over a one-year time horizon.

Table 26—Rate Shock Analysis – Net Interest Income and Economic Value of Equity

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.0%
Up 200 basis points	1.5%
Up 300 basis points	1.7%
Up 400 basis points	1.7%
Down 100 basis points	(1.7%)
Down 200 basis points	(4.5%)
Down 300 basis points	(8.8%)
Down 400 basis points	(11.8%)

LIBOR Transition

The publication of all tenors of U.S. dollar LIBOR on a representative basis ceased as of December 31, 2023. As previously noted, we established a cross-functional LIBOR transition working group that (1) assessed the Company's exposure to LIBOR indexed instruments and the data, systems and processes that were impacted; (2) established a detailed implementation plan; and (3) developed a formal governance structure for the transition. The Company developed and implemented various proactive steps to facilitate the transition on behalf of customers up through December 31, 2023, which included:

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

As of December 31, 2023, the Company’s LIBOR-indexed loans, derivatives, and trust preferred securities have migrated to SOFR and other indices.

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

Deposit Concentrations

At December 31, 2023 and 2022, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 5% of the Company’s average total deposit balances at December 31, 2023 and 2022. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at December 31, 2023. Based on this criteria, we had eight such credit concentrations at December 31, 2023, including loans to lessors of nonresidential buildings (except mini-warehouses) of $6.2 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.4 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $8.8 billion, loans secured by jumbo (original loans greater than $726,200) 1st mortgage 1-4 family owner occupied residential property of $2.6 billion, loans secured by business assets including accounts receivable, inventory and equipment of $2.2 billion, and loans to consumers secured by non-real estate of $1.2 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2023, the Bank’s CDL concentration ratio was 59.7% and its CRE concentration ratio was 236.5%. At December 31, 2022, the Bank’s CDL concentration ratio was 64.8% and its CRE concentration ratio was 249.0%. As of December 31, 2023 and 2022, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2023. Long-term debt obligations totaling $391.9 million include trust preferred junior subordinated debt and corporate subordinated debt. Operating and finance lease obligations of $126.6 million and $2.2 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 21— Lease Commitments of the audited consolidated financial statements.

Table 27—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations*	$391,904	$—	$—	$—	$391,904
Short-term debt obligations*	100,000	100,000	—	—	—
Finance lease obligations	2,239	511	1,022	706	—
Operating lease obligations	126,567	15,970	28,850	25,657	56,090
Total	$620,710	$116,481	$29,872	$26,363	$447,994

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 98 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of December 31, 2023, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of December 31, 2023, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of SouthState’s independent registered public accounting firm regarding SouthState’s internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This Report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

During the three months ended December 31, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Ruel 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Shareholders under the caption “Election of Directors,” under the caption “The Board of Directors and Committees,” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees,” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees,” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation,” including the sections titled “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Year-end Equity Values and Equity Exercised or Vested Table,” “Nonqualified Deferred Compensation Table,” “Pension Benefits Table,” and “Potential Payments Upon Termination or Change of Control.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2023, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	107,592	$72.60	2,217,147
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 2,217,147 number of securities available for future issuance in Column C of the table above are 914,169 shares remaining for future grant from the 2,072,245 of authorized shares under our 2020 Omnibus Incentive Plan and 1,302,978 shares remaining for future grant from the 1,763,825 of authorized shares under our 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan.

Other information required to be disclosed by this item will be disclosed under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2023 and in connection with our 2024 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” are listed below:

SouthState Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 22, 2021, by and between Atlantic Capital Bancshares, Inc. and South State Corporation †	8-K	001-12669	2.1	7/26/2021

3.1	Amended and Restated Articles of Incorporation of the Company filed October 24, 2014	8-K	001-12669	3.1	10/28/2014

3.2	Articles of Amendment, dated October 25, 2017, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	10/26/2017

3.3	Articles of Amendment effective June 7, 2020, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	6/8/2020

3.4	Articles of Amendment dated November 19, 2020, to the Amended and Restated Articles of Incorporation of the Company	S-8	001-12669	4.5	11/30/2020

3.5	Articles of Amendment dated September 1, 2021, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	9/3/2021

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
3.6	Amended and Restated Bylaws of SouthState Corporation dated February 24, 2022	8-K	001-12669	3.1	2/24/2022

3.7	Amended and Restated Bylaws of SouthState Corporation dated May 26, 2022	8-K	001-12669	3.1	5/31/2022

4.1	Specimen SouthState Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

4.2	Articles of Incorporation (see Exhibits 3.1 through 3.5)		001-12669

4.3	Bylaws (see Exhibit 3.7)		001-12669

4.4	Description of Securities	10-K	001-12669	4.4	2/26/2021

4.5	Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.1	6/8/2020

4.6	First Supplemental Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.2	6/8/2020

4.7	Second Supplemental Indenture, dated as of June 7, 2020, by and between SouthState Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.3	6/8/2020

4.8	Indenture dated as of August 20, 2020, by and between Atlantic Capital Bancshares, Inc. and U.S. Bank Trust Company, National Association (the successor in interest to US Bank National Association), as trustee	8-K	001-37615	4.1	8/2/2020

4.9	Form of 5.50% Fixed-to-Floating Subordinated Note due 2030 of Atlantic Capital Bancshares, Inc.	8-K	001-37615	4.2	8/2/2020

4.10	Form of Subordinated Note Purchase Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and the Purchasers †	8-K	001-37615	10.1	8/2/2020

4.11	Form of Registration Rights Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and Purchasers	8-K	001-37615	10.2	8/2/2020

10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

10.3	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010

10.4	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.5	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.6	Form of Stock Option Agreement under the SouthState Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.7	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

10.8	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.9	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.10	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.11	SouthState Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.12	Amendment Number 1 through 4 to Gateway Financial Holdings of Florida, Inc. Officers’ and Employees’ Stock Option Plan *	S-8	000-32017	10.1	5/1/2017

10.13	HCBF Holding Company, Inc. Amended and Restated 2010 Stock Incentive Plan *	S-8	000-32017	10.1	1/2/2018

10.14	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

10.15	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.16	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

10.17	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

10.18	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.19	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.20	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.21	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.22	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

10.23	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.24	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.25	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018

10.26	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018

10.27	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.28	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

10.29	Form of Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	10-K	001-12669	10.17	2/22/2019

10.30	2019 Omnibus Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/6/2019

10.31	Amendment No. 1 to Premier Community Bank of Florida 2015 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.10	4/1/2019

10.32	Amendment No. 1 to Premier Community Bank of Florida 2017 Stock Option Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.12	4/1/2019

10.33	First Amendment to the First Landmark Bank 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.4	4/1/2019

10.34	First Amendment to the First Landmark Bank 2007 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.7	4/1/2019

10.35	Form of Performance-based Restricted Stock Unit Agreement under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.1	5/1/2019

10.36	Form of Time-based Restricted Stock Unit Agreement, with nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.2	5/1/2019

10.37	Form of Time-based Restricted Stock Unit Agreement, without nonsolicitation provisions, under the SouthState Corporation 2019 Omnibus Incentive Plan *	8-K	001-12669	10.3	5/1/2019

10.38	Third Amended and Restated Employment and Noncompetition Agreement between SouthState Corporation and Robert R. Hill, Jr., dated as of January 25, 2020 *	10-K	001-12669	10.29	2/21/2020

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.39	Employment Agreement between SouthState Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.40	Employment Agreement between SouthState Bank and Greg A. Lapointe dated January 25, 2020 *	10-K/A	001-12669	10.32	3/6/2020

10.41	Employment Agreement between SouthState Bank and John S. Goettee dated January 25, 2020 *	10-K/A	001-12669	10.33	3/6/2020

10.42	Employment Agreement between South State Bank and Jonathan Kivett, dated January 25, 2020 *	10-K/A	001-12669	10.34	3/6/2020

10.43	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Douglas L. Williams *	8-K	001-12669	10.3	3/1/2022

10.44	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Richard A. Oglesby, Jr.*	8-K	001-12669	10.4	3/1/2022

10.45	Employment Agreement dated July 22, 2021, by and among SouthState Bank, N.A. and Kurt A. Shreiner *	8-K	001-12669	10.5	3/1/2022

10.46	Amendment to Third Amended and Restated Employment Agreement and Noncompetition Agreement dated May 26, 2022 by and between Robert R. Hill, Jr. and the Company *	10-Q	001-12669	10.1	08/05/2022

10.47	Separation Agreement between SouthState Corporation and its Subsidiaries and Robert R. Hill, Jr. *	10-Q	001-12669	10.1	05/05/2023

10.48	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

10.49	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020

10.50	SouthState Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.51	SouthState Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.52	SouthState Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.53	Form of Stock Option Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-K	001-12669	10.47	2/26/2021

10.54	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.1	5/7/2021

10.55	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.2	5/7/2021

10.56	SouthState Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *	10-K	001-12669	10.49	2/25/2022

10.57	Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan, as amended and restated effective May 16, 2018 (incorporated herein by reference to Exhibit 10.1 to ACBI’s Quarterly Report on Form 10-Q (File No. 001-37615), filed on August 8, 2018 *	S-8	001-12669	99.1	3/1/2022

10.58	Form of Performance Share Unit Agreement (Annual Incentive Plan)		001-12699			X

10.59	Amendment and Restatement, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2021

10.60	Amendment Number One, dated as of November 14, 2022, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.57	2/24/2023

10.61

Amendment No. 2, dated as of November 13, 2023, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender

			001-12699			X

21	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

23.2	Consent of FORVIS, LLP					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

97.1	Compensation Recoupment Policy, approved by SouthState Corporation’s Board of Directors on July 27, 2023, effective as of October 2, 2023 *					X

101

The following financial statements from the Annual Report on Form 10-K of SouthState Corporation, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 4th day of March 2024.

SouthState Corporation (Registrant)

By:	/s/ John c. Corbett
John C. Corbett
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John C. Corbett, his true and lawful attorney in fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10 K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney in fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney in fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities indicated.

Signature	Title	Date
/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	March 4, 2024

/s/ William E. Matthews, v	Senior Executive Vice President,
William E. Matthews, V	Chief Financial Officer	March 4, 2024

/s/ Sara G. Arana	Executive Vice President and Principal
Sara G. Arana	Accounting Officer	March 4, 2024

/s/ Douglas J. Hertz
Douglas J. Hertz	Independent Chairman of the Board of Directors	March 4, 2024

/s/ Ronald M. Cofield, Sr.
Ronald M. Cofield, Sr.	Director	March 4, 2024

/s/ Shantella E. Cooper
Shantella E. Cooper	Director	March 4, 2024

/s/ Jean E. Davis
Jean E. Davis	Director	March 4, 2024

/s/ Martin B. Davis
Martin B. Davis	Director	March 4, 2024

Signature	Title	Date

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	March 4, 2024

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	March 4, 2024

/s/ James W. Roquemore
James W. Roquemore	Director	March 4, 2024

/s/ David G. Salyers
David G. Salyers	Director	March 4, 2024

/s/ Joshua A. Snively
Joshua A. Snively	Director	March 4, 2024

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ SouthState Corporation

Winter Haven, Florida

March 4, 2024

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SouthState Corporation and subsidiaries internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SouthState Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes and our report dated March 4, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Birmingham, Alabama

March 4, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SouthState Corporation and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses
Description of the Matter

As of December 31, 2023, the Company’s loan portfolio was $32.4 billion and the associated allowance for credit losses (“ACL”), inclusive of the reserve for unfunded commitments, was $512.9 million. As described in Notes 1 and 5 to the consolidated financial statements, the Company’s ACL recorded on the balance sheet reflects management’s best estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist, and the Discounted Cash Flow method (“DCF”) is utilized and aggregated at the pool level. A probability of default (PD) and absolute loss given default (LGD) are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects.  The Company’s assumptions for PD and LGD are determined by the historical default and loss experience of the Company and adjusted for expected economic conditions and the Company’s prepayment and curtailment rates. Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation model.

Auditing management’s ACL estimate and related provision for credit losses involved a high degree of complexity and the need for involvement of professionals with specialized skills and knowledge in evaluating the expected loss forecasting models and subjectivity in evaluating management’s selection and weighting of economic forecast scenarios used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over establishing the ACL, including, controls that address: 1) the governance of the credit loss methodology, including management’s review and approval of the ACL; 2) the completeness and accuracy of key inputs and assumptions used in the models; 3) the selection and challenge of the economic forecasts, including the selected weightings of the economic forecasts applied by management; 4) the identification and measurement of qualitative factors, among others.

With respect to expected loss forecasting models, with the support of EY specialists, we evaluated the conceptual soundness of the model methodology and recalculated the model output. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting documentation.

Regarding the reasonable and supportable economic forecasts used in the models, we evaluated the reasonableness of management’s selection and weighting of the forecasts scenarios used, tested the completeness and accuracy of data used in the forecast to supporting documentation and searched for and evaluated information that corroborated or contradicted the forecast.

Regarding measurement of the qualitative factors, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors. We also considered if qualitative adjustments were consistent with external macroeconomic factors and current credit metrics.

We evaluated the overall ACL amount, including model estimates and qualitative factor adjustments, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio and unfunded credit commitments. We considered overall trends in credit quality, historical loss statistics, peer-bank information, subsequent events and determined whether they corroborate or contradict the Company’s measurement of the ACL.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Birmingham, Alabama

March 4, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

SouthState Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of SouthState Corporation and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FORVIS, LLP

We served as the Company's auditor from 2007 to 2022.

Atlanta, Georgia

February 24, 2023

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents:
Cash and due from banks	$510,922	$548,387
Federal funds sold and interest-earning deposits with banks	236,435	580,491
Deposits in other financial institutions (restricted cash)	251,520	183,685
Total cash and cash equivalents	998,877	1,312,563
Trading securities, at fair value	31,321	31,263
Investment securities:
Securities held to maturity (fair value of $2,084,736 and $2,250,168)	2,487,440	2,683,241
Securities available for sale, at fair value	4,784,388	5,326,822
Other investments	192,043	179,717
Total investment securities	7,463,871	8,189,780
Loans held for sale	50,888	28,968
Loans:
Acquired - non-purchased credit deteriorated loans	4,796,913	5,943,092
Acquired - purchased credit deteriorated loans	1,108,813	1,429,731
Non-acquired loans	26,482,763	22,805,039
Less allowance for credit losses	(456,573)	(356,444)
Loans, net	31,931,916	29,821,418
Other real estate owned	837	1,023
Bank property held for sale	12,401	17,754
Premises and equipment, net	519,197	520,635
Bank owned life insurance (“BOLI”)	991,454	964,708
Deferred tax assets	164,354	177,801
Derivatives assets	172,939	211,016
Mortgage servicing rights	85,164	86,610
Core deposit and other intangibles	88,776	116,450
Goodwill	1,923,106	1,923,106
Other assets	466,923	515,601
Total assets	$44,902,024	$43,918,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,649,274	$13,168,656
Interest-bearing	26,399,635	23,181,967
Total deposits	37,048,909	36,350,623
Federal funds purchased	248,162	213,597
Securities sold under agreements to repurchase	241,023	342,820
Corporate and subordinated debentures	391,904	392,275
Other borrowings	100,000	—
Reserve for unfunded commitments	56,303	67,215
Derivative liabilities	804,486	1,034,143
Other liabilities	478,139	443,096
Total liabilities	39,368,926	38,843,769
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,022,039 and 75,704,563 shares issued and outstanding, respectively	190,055	189,261
Surplus	4,240,413	4,215,712
Retained earnings	1,685,166	1,347,042
Accumulated other comprehensive loss	(582,536)	(677,088)
Total shareholders’ equity	5,533,098	5,074,927
Total liabilities and shareholders’ equity	$44,902,024	$43,918,696

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$1,716,405	$1,178,026	$990,519
Investment securities:
Taxable	162,907	149,790	76,850
Tax-exempt	23,455	22,361	10,715
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	41,639	46,848	6,720
Total interest income	1,944,406	1,397,025	1,084,804
Interest expense:
Deposits	440,257	36,984	33,182
Federal funds purchased and securities sold under agreements to repurchase	15,589	4,503	1,189
Corporate and subordinated debentures	23,617	19,294	17,214
Other borrowings	12,335	573	44
Total interest expense	491,798	61,354	51,629
Net interest income	1,452,608	1,335,671	1,033,175
Provision (recovery) for credit losses	114,082	81,855	(165,273)
Net interest income after provision (recovery) for credit losses	1,338,526	1,253,816	1,198,448
Noninterest income:
Fees on deposit accounts	129,015	124,810	102,756
Mortgage banking income	13,355	17,790	64,599
Trust and investment services income	39,447	39,019	36,981
Correspondent banking and capital markets income	49,101	78,755	110,048
SBA income	13,929	15,636	11,865
Securities gains, net	43	30	102
Other income	42,016	33,207	27,901
Total noninterest income	286,906	309,247	354,252
Noninterest expense:
Salaries and employee benefits	583,398	554,704	552,030
Occupancy expense	88,695	89,501	92,225
Information services expense	84,472	79,701	74,417
OREO and loan related expense	1,716	369	2,029
Amortization of intangibles	27,558	33,205	35,192
Supplies, printing and postage expense	10,578	9,621	9,659
Professional fees	18,547	15,331	10,629
FDIC assessment and other regulatory charges	33,070	23,033	17,982
FDIC special assessment	25,691	—	—
Advertising and marketing	9,474	8,888	7,959
Extinguishment of debt cost	—	—	11,706
Merger, branch consolidation and severance related expense	13,162	30,888	67,242
Other expense	98,219	84,460	67,351
Total noninterest expense	994,580	929,701	948,421
Earnings:
Income before provision for income taxes	630,852	633,362	604,279
Provision for income taxes	136,544	137,313	128,736
Net income	$494,308	$496,049	$475,543
Earnings per common share:
Basic	$6.50	$6.65	$6.76
Diluted	$6.46	$6.60	$6.71
Weighted average common shares outstanding:
Basic	76,051	74,551	70,393
Diluted	76,480	75,181	70,889

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$494,308	$496,049	$475,543
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	112,743	(861,470)	(90,350)
Tax effect	(19,458)	206,281	21,485
Reclassification adjustment for gains included in net income	(43)	(30)	(102)
Tax effect	10	7	24
Net of tax amount	93,252	(655,212)	(68,943)
Change in the retiree medical plan obligation:
Change in the retiree medical plan obligation during period	1,442	(1,110)	98
Tax effect	(356)	272	(23)
Reclassification adjustment for changes included in net income	285	143	174
Tax effect	(71)	(35)	(41)
Net of tax amount	1,300	(730)	208
Other comprehensive income (loss), net of tax	94,552	(655,942)	(68,735)
Comprehensive income (loss)	$588,860	$(159,893)	$406,808

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Gain	Total
Balance, December 31, 2020	70,973,477	$177,434	$3,765,406	$657,451	$47,589	$4,647,880
Comprehensive income:
Net income	—	—	—	475,543	—	475,543
Other comprehensive income, net of tax effects	—	—	—	—	(68,735)	(68,735)
Total comprehensive income						406,808
Cash dividends declared on common stock at $1.92 per share	—	—	—	(135,201)	—	(135,201)
Cash dividend equivalents paid on restricted stock units	—	—	—	(136)	—	(136)
Employee stock purchases	33,013	83	2,301	—	—	2,384
Stock options exercised	64,075	160	2,745	—	—	2,905
Stock issued pursuant to restricted stock units	93,085	233	(233)	—	—	—
Common stock repurchased - buyback plan	(1,817,941)	(4,545)	(141,823)	—	—	(146,368)
Common stock repurchased	(13,412)	(34)	(1,019)	—	—	(1,053)
Share-based compensation expense	—	—	25,721	—	—	25,721
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive loss:
Net income	—	—	—	496,049	—	496,049
Other comprehensive loss, net of tax effects	—	—	—	—	(655,942)	(655,942)
Total comprehensive loss						(159,893)
Cash dividends declared on common stock at $1.98 per share	—	—	—	(146,486)	—	(146,486)
Cash dividend equivalents paid on restricted stock units	—	—	—	(178)	—	(178)
Employee stock purchases	38,491	96	2,762	—	—	2,858
Stock options exercised	39,020	97	1,488	—	—	1,585
Restricted stock awards (forfeits)	(5,368)	(13)	13	—	—	—
Stock issued pursuant to restricted stock units	393,747	984	(983)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(112,389)	(281)	(8,845)	—	—	(9,126)
Share-based compensation expense	—	—	35,638	—	—	35,638
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Net fair value of unvested equity awards assumed in the Atlantic Capital acquisition	—	—	(1,980)	—	—	(1,980)
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	494,308	—	494,308
Other comprehensive income, net of tax effects	—	—	—	—	94,552	94,552
Total comprehensive income						588,860
Cash dividends declared on common stock at $2.04 per share	—	—	—	(154,919)	—	(154,919)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,265)	—	(1,265)
Employee stock purchases	43,356	108	2,664	—	—	2,772
Stock options exercised	53,225	133	2,793	—	—	2,926
Restricted stock awards (forfeits)	(2,721)	(8)	8	—	—	—
Stock issued pursuant to restricted stock units	455,443	1,140	(1,140)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(6,498)	—	—	(6,748)
Common stock repurchased – equity plans	(131,827)	(329)	(8,987)	—	—	(9,316)
Share-based compensation expense	—	—	35,861	—	—	35,861
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$494,308	$496,049	$475,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,826	64,591	63,137
Provision (recovery) for credit losses	114,082	81,855	(165,273)
Deferred income taxes	1,950	123,540	67,850
Gains on sale of securities, net	(43)	(30)	(102)
Share-based compensation expense	35,861	35,638	25,721
Accretion of discount related to acquired loans	(20,801)	(36,411)	(29,658)
Extinguishment of debt cost - fair value marks	—	—	11,706
Losses on disposal of premises and equipment	66	2,876	856
Gains on sale of bank properties held for sale and repossessed real estate	(1,733)	(4,467)	(2,329)
Net amortization of premiums and discounts on investment securities	20,136	27,303	38,025
Bank properties held for sale and repossessed real estate write downs	1,571	273	2,067
Fair value adjustment for loans held for sale	(833)	6,052	6,920
Originations and purchases of loans held for sale	(881,017)	(1,411,770)	(3,045,145)
Proceeds from sales of loans held for sale	863,464	1,565,809	3,209,094
(Gains) losses on sales of loans held for sale	(3,535)	2,663	(72,124)
Increase in cash surrender value of BOLI	(25,141)	(23,058)	(18,221)
Net change in:
Accrued interest receivable	(19,806)	(32,829)	17,083
Prepaid assets	1,967	(3,090)	(1,250)
Operating leases	322	142	2,053
Bank owned life insurance	(1,595)	(1,290)	(202)
Trading securities	(57)	46,425	(35,154)
Derivative assets	38,077	207,682	399,157
Miscellaneous other assets	(6,259)	147	(79,312)
Accrued interest payable	50,590	2,609	(3,759)
Accrued income taxes	62,509	(17,218)	(53,843)
Derivative liabilities	(229,657)	741,583	(516,271)
Miscellaneous other liabilities	(6,495)	(144,181)	119,120
Net cash provided by operating activities	546,757	1,730,893	415,689
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	129,614	482,028	151,314
Proceeds from maturities and calls of investment securities held to maturity	190,825	230,003	104,958
Proceeds from maturities and calls of investment securities available for sale	590,758	575,877	805,342
Proceeds from sales and redemptions of other investment securities	214,375	13,226	1,533
Purchases of investment securities available for sale	(80,354)	(1,381,980)	(2,941,888)
Purchases of investment securities held to maturity	—	(1,099,691)	(975,266)
Purchases of other investment securities	(226,701)	(20,359)	(1,659)
Net (increase) decrease in loans	(2,234,274)	(3,855,268)	745,085
Net cash (paid in) received from acquisitions	—	250,115	(39,929)
Recoveries of loans previously charged off	15,782	19,173	13,800
Purchase of bank owned life insurance	(5,966)	(85,966)	(205,566)
Purchases of premises and equipment	(38,885)	(17,670)	(28,418)
Proceeds from redemption and payout of bank owned life insurance policies	5,956	3,267	307
Proceeds from sale of bank properties held for sale and repossessed real estate	11,575	20,706	42,657
Proceeds from sale of premises and equipment	856	6,143	8,469
Net cash used in investing activities	(1,426,439)	(4,860,396)	(2,319,261)
Cash flows from financing activities:
Net increase (decrease) in deposits	699,778	(1,780,132)	4,367,662
Net (decrease) increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	(67,232)	(224,822)	1,573
Proceeds from borrowings	6,050,200	—	25,000
Repayment of borrowings	(5,950,200)	(13,000)	(100,878)
Common stock issuance	2,772	2,858	2,384
Common stock repurchases	(16,064)	(119,330)	(147,421)
Dividends paid	(156,184)	(146,664)	(135,337)
Stock options exercised	2,926	1,585	2,905
Net cash provided by (used in) financing activities	565,996	(2,279,505)	4,015,888
Net increase (decrease) in cash and cash equivalents	(313,686)	(5,409,008)	2,112,316
Cash and cash equivalents at beginning of period	1,312,563	6,721,571	4,609,255
Cash and cash equivalents at end of period	$998,877	$1,312,563	$6,721,571
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$441,208	$67,126	$55,387
Income taxes	$74,725	$35,144	$126,207
Recognition of operating lease assets in exchange for lease liabilities	$1,160	$12,635	$9,623
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$3,500,692	$34,838
Other intangible assets acquired	—	20,791	—
Liabilities assumed	—	3,205,694	2,343
Net identifiable assets acquired over liabilities assumed	—	342,021	15,816
Common stock issued in acquisition	—	659,772	—
Real estate acquired in full or in partial settlement of loans	3,801	1,972	3,642

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Advisory, Inc., a wholly owned registered investment advisor. The Bank also operates SouthState|Duncan-Williams, Securities Corp. (“SouthState|DuncanWilliams”), a registered broker-dealer, headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor, and Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Corporate Billing’s previous holding company CBI Holding Company, LLC and its subsidiary CBI Real Estate Holding, LLC were merged into CBI Billing effective November 30, 2023. The Company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. In addition, the Company operates a correspondent banking and capital markets division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in in facilities located in Atlanta, Georgia, Memphis, Tennessee, Walnut Creek, California, and Birmingham, Alabama. The Bank provides general banking services within a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. In late 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are 13 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate approximately $118.6 million of trust preferred securities at December 31, 2023. See Note 11—Other Borrowings for further detailed descriptions of our trust preferred securities.

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

Reportable Segment

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses for loans and investment securities held to maturity, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, evaluating impairment of investment securities, goodwill and other intangible impairment tests and valuation of deferred tax assets.

In connection with the determination of the allowance for credit losses, management has identified specific loans as well as adopted a policy of providing amounts for loan valuation purposes which are not identified with any specific loan but are derived from models based on macroeconomic factors and forecasts. Management believes that the allowance for credit losses is appropriate. While management uses available information to recognize losses on loans, future additions or reductions to the allowance for credit losses may be necessary based on changes in economic forecasts. In addition, regulatory agencies, as an integral part of the examination process, periodically review the banking subsidiary’s allowance for credit losses. Such agencies may require additions to the allowance for credit losses based on their judgments about information available to them at the time of their examination.

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at December 31, 2023. Based on this criteria, we had eight such credit concentrations at December 31, 2023, including loans to lessors of nonresidential buildings (except mini warehouses) of $6.2 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.4 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $8.8 billion, loans secured by jumbo (original loans greater than $726,200) 1st mortgage 1-4 family owner occupied residential property of $2.6 billion, loans secured by business assets including accounts receivable, inventory and equipment of $2.2 billion, and loans to consumers secured by non-real estate of $1.2 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

With some financial institutions adopting CECL in the first quarter of 2020, banking regulators established new guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2023 and 2022, the Bank’s CDL concentration ratio was 59.7% and 64.8%, respectively, and its CRE concentration ratio was 236.5% and 249.0%, respectively. As of December 31, 2023, the Bank was below the established regulatory guidelines and we monitor these two ratios as part of our concentration management processes.

Cash and Cash Equivalents

For the purpose of presentation in the consolidated statements of cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks including restricted pledged cash, interest bearing deposits with banks, purchases of securities under agreements to resell, and federal funds sold. The restricted cash is used as collateral on the counterparty for the interest rate swap contracts with loan customers of respondent bank customers of the Correspondent Banking Division. Due from bank balances are maintained at other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities. When the Company enters into such repurchase agreements, the securities purchased under agreements to resell generally consist of U.S. government-sponsored entities and agency mortgage-backed securities. The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third-party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. These agreements were considered to be cash equivalents with maturities within less than one year. The Company held $2.5 million in securities under agreements to resell at December 31, 2023.

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

In accordance with as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as held for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2023 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

Loans Held for Sale

The Company sells residential mortgages to government sponsored entities (“GSEs”) and mortgage and third-party investors, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review.  Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans.  Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in Mortgage Banking Income, a component of Noninterest Income in our Consolidated Statements of Income.

Loans

Loans that management has originated and has the intent and ability to hold for the foreseeable future or until maturity or pay off generally are reported at their unpaid principal balances, less unearned income and net of any deferred loan fees and costs. Unearned income on installment loans is recognized as income over the terms of the loans by methods that approximate the interest method. Interest on other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding.

Premiums and discounts on purchased loans and non-refundable loan origination and commitment fees, net of direct costs of originating or acquiring loans, are deferred and recognized over the contractual or estimated lives of the related loans as an adjustment to the loans’ constant effective yield, which is included in interest income on loans.

We place loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection and excludes factored receivables. For factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the nonrecourse receivables when they become 120 days past due from the statement due date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Modifications to Troubled Borrowers

As of January 1, 2023, the Company adopted and applied prospectively ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, that requires the elimination of designation of loans as TDRs. Management measures expected credit losses over the contractual term of a loan. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications. Longstanding TDR accounting rules were replaced as of January 1, 2023 with ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (See Recent Accounting and Regulatory Pronouncements section of this Note 1). In accordance with the adoption of ASU 2022-02, any loans modified to a borrower experiencing financial difficulty are reviewed by the Bank to determine if an interest rate reduction, a term extension, an other-than-insignificant payment delay, a principal forgiveness, or any combination of these has occurred.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of December 31, 2023, the Company had $2.5 billion of held to maturity securities and no related valuation account. As of December 31, 2023, the held to maturity portfolio consisted of U.S. Government Agency, U.S. Government Agency Residential and Commercial Mortgage-backed securities, and Small Business Administration loan-backed securities. At December 31, 2023, management does not believe that a fair value below amortized cost is due to credit related factors.

ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changed the accounting for recognizing impairment on available for sale debt securities. Each quarter, management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Consolidated Statements of Income. Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable as the Company reverses any accrued interest against interest income if an investment is placed on nonaccrual status. As of December 31, 2023 and December 31, 2022, the accrued interest receivables for investment securities recorded in Other Assets were $26.5 million and $28.2 million, respectively.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. Loans with similar risk characteristics are grouped into homogenous segments, or pools, for analysis. The Discounted Cash Flow (“DCF”) method is used for each loan in a pool, and the results are aggregated at the pool level. A probability of default and absolute loss given default are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. The analysis produces expected cash flows for each instrument in the pool by pairing loan-level term information (e.g., maturity date, payment amount, interest rate, etc.) with top-down pool assumptions (e.g., default rates and prepayment speeds). The Company has identified the following portfolio segments: Owner-Occupied Commercial Real Estate, Non-Owner Occupied Commercial Real Estate, Multifamily, Municipal, Commercial and Industrial, Commercial Construction and Land Development, Residential Construction, Residential Senior Mortgage, Residential Junior Mortgage, Revolving Mortgage, and Consumer and Other.

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

Included in its systematic methodology to determine its ACL, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation model. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e., formulaic model results). Each period, the Company considers qualitative factors that are relevant within the qualitative framework that adhere to the Interagency Policy Statement on Allowances for Credit Losses.

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

Management measures expected credit losses over the contractual term of a loan. Effective January 1, 2023, the ACL includes expected losses on modifications of non-accrual loans over $1 million to borrowers experiencing financial difficulty estimated on an individual basis. Otherwise, a change to the ACL is not recorded upon modification because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance historical data.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2023 and December 31, 2022, the accrued interest receivables for loans recorded in Other Assets were $127.0 million and $105.4 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2023 and December 31, 2022, the liability recorded for expected credit losses on unfunded commitments was $56.3 million and $67.2 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. The Company discloses former branch site assets as bank property held for sale and reports on a separate line on the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Consolidated Statements of Income in the merger and branch consolidation related expense line item. The property is then actively marketed for sale at a price that is reasonable in relation to its current fair value. Subsequent adjustments to the value for those being held for sale are described in the following paragraph.

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

As of December 31, 2023 and 2022, we had operating ROU assets of $100.3 million and $108.0 million, respectively, recorded within Premises and Equipment on the Consolidated Balance Sheets and a lease liability of $108.3 million and $115.6 million, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets.

Bank Owned Life Insurance

BOLI is comprised of long-term life insurance contracts on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and client list intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2023 and December 31, 2022, the balance of goodwill was $1.9 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

The Company evaluated the carrying value of goodwill as of October 31, 2023, our annual test date, considering the effects of the bank failures in early 2023 and other market conditions and determined that no impairment charge was necessary.

Core deposit intangibles and client list intangibles consist primarily of amortizing assets established during the acquisition of other banks. This includes whole bank acquisitions and the acquisition of certain assets and liabilities from other financial institutions. Core deposit intangibles, included in Core Deposit and Other Intangibles in the Consolidated Balance Sheets, are amortized over the estimated useful lives of the deposit accounts acquired (generally 10 to 13 years) on an accelerated basis method which reasonably approximates the anticipated benefit stream from the accounts. The estimated useful lives are periodically reviewed for by comparing current balances to the initial estimates calculated at the time of merger or acquisition. Client list intangibles, included in Core Deposit and Other Intangibles in the Consolidated Balance Sheets, are amortized over the estimated useful lives of the client lists acquired (generally 15 years) on the straight-line method. The estimated useful lives are periodically reviewed for reasonableness.

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

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by interest rates available in the marketplace, which influence loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of Mortgage Banking Income.

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over the transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company reviews all sales of loans by evaluating specific terms in the sales documents and believes that the criteria discussed above to qualify for sales treatment have been met as loans have been transferred for cash and the notes and mortgages for all loans in each sale are endorsed and assigned to the transferee. Investors perform quality control reviews of mortgage loans purchased including post-purchase, early payment default, servicing, and post-foreclosure reviews. If a loan level deficiency cannot be remedied and breaches a term contained in the Investor agreement in effect at the time of loan delivery, the reviews may result in loan repurchase demands, or other alternative remedies. In certain sales, mortgage servicing rights may be retained and in other programs potential loss exposure from the credit enhancement obligation may be retained, both of which are evaluated and appropriately measured at the date of sale.

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. This program includes the use of forward contracts and other derivatives that are used to offset changes in value of the mortgage inventory due to changes in market interest rates. Forward contracts to sell primarily fixed-rate mortgage loans are entered into to reduce the exposure to market risk arising from potential changes in interest rates. This could affect the fair value of mortgage loans held for sale and outstanding interest rate lock commitments which guarantee a certain interest rate if the loan is ultimately funded by the Company as a mortgage loan held for sale. The commitments to sell mortgage loans are at fixed prices and are schedule to settle on specific dates.

The Company enters into interest rate lock commitments for residential mortgage loans which commits it to lend funds to a potential borrower at a specific interest rate and within a specified time period. Interest rate lock commitments that relate to origination of mortgage loans that, if originated, will be held for sale, are considered derivative financial instruments under applicable accounting guidance. Outstanding interest rate lock commitments expose the Company to the risk that the price of the mortgage loans underlying the commitments may decline due to increases in mortgage interest rates from the inception of the rate lock to the funding of the loan and the eventual commitment for sale into the secondary market.

The Company packages the fixed rate conforming mortgage loans to be sold to investors. The Company records the sale when the transferred loans are purchased by the investor and the accounting criteria for the sale are met. Gains or losses recorded depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. Since quoted market prices are not typically available, the fair value of retained interests is estimated through the services of a third-party service provider to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates that would be used by market participants and are appropriate for the risks involved. The Company generally retains mortgage servicing rights on residential loans sold in the secondary market to Fannie Mae and Freddie Mac. Loans sold to other third-party investors are sold servicing released. Gains and losses incurred on loans sold to third-party investors are included in Mortgage Banking Income in the Consolidated Statements of Income.

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

We report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. For years 2023, 2022, and 2021, gross interchange and debit card transaction fees totaled $41.3 million, $40.7 million, and $38.3 million, respectively, while related network costs totaled $20.7 million, $18.5 million, and $20.3 million, respectively. On a net basis, the Company reported $20.6 million, $22.2 million, and $18.0 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income within Noninterest Income for the years ended December 31, 2023, 2022, and 2021.

The Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and SouthState Advisory, Inc., the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $39.4 million, $39.0 million, and $37.0 million, respectively, for the years ended December 31, 2023, 2022 and 2021. The Bank has contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $134.6 million, $129.7 million, and $107.3 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.1 million active contracts at December 31, 2023. The Company has disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $237.3 million, $266.8 million, and $255.4 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Total revenue derived from contracts in which services are transferred over time was $20.9 million, $20.2 million, and $19.9 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as (1) unrealized gains and losses on available for sale securities (2) unrealized gains and losses on effective portions of derivative financial instruments accounted for as cash flow hedges and (3) net change in unrecognized amounts related to pension and post-retirement benefits, are reported as a separate component of the equity section of the Consolidated Balance Sheets. Such items, along with net income, are components of total comprehensive (loss) income (see Consolidated Statements of Comprehensive Income (Loss) on page F-8).

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

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 19—Share-Based Compensation for the amount the Company recognized as expense for the years ended December 31, 2023, 2022 and 2021.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the accompanying consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax basis and financial statement. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the Provision for Income Taxes in the Consolidated Statements of Income.

The Company will evaluate and recognize income tax benefits related to any uncertain tax positions using the recognition and measurement thresholds outlined in the applicable guidance. If the Company does not believe that it is more likely than not that an uncertain tax position will be sustained, the Company records a liability for the uncertain tax positions. If a tax benefit is more-likely-than not of being sustained based on the applicable authority, the Company records an income tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority. The Company recognizes interest and penalties related to unrecognized tax benefits on other expense line in the accompanying consolidated statements of income. Accrued interest and penalties are included on the related liability lines in the consolidated balance sheet.

See Note 12—Income Taxes to the consolidated financial statements for further details and discussion.

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

Derivative Financial Instruments

The Company’s interest rate risk management strategy incorporates the use of derivative financial instruments. Historically, the Company has used interest rate swaps to essentially convert a portion of its variable-rate debt to a fixed rate. Cash flows related to variable-rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable-rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire unrealized gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedged instrument and related swap are terminated before maturity. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. The Company did not use cash flow hedges for the years ended December 31, 2023 or December 31, 2022.

The Company maintains loan swaps which are accounted for as a fair value hedge. This derivative protects the Company from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. Fair value hedges convert the fixed rate to a floating rate. For discussion related to Reference Rate Reform, please refer to the caption “Accounting Standards Adopted” within this Note 1—Summary of Significant Accounting Policies.

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

During 2023, management began executing a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s Assumable Rate Conversion (“ARC”) program and its transition from LIBOR to SOFR after June 30, 2023. The Company is required to execute the correspondent side of its back-to-back swaps with customers with the central clearinghouses, London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”). Term SOFR was not available to execute through CME and LCH, and therefore, management elected to convert to the CME-eligible daily SOFR. Because many of the respondent bank customers converted to term SOFR, this created interest rate basis risk. To address this risk, monthly interest rate hedges were executed to minimize the impact of accrual mismatches between the monthly term SOFR used by the customer and the daily SOFR rates used by the central clearinghouses. As these economic interest rate hedges do not meet the strict hedge accounting requirements, changes in the fair value of the swaps are recognized directly in earnings.

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

The Company determined the variation margin payments for the Company’s interest rate swaps centrally cleared through LCH and CME meet the legal characteristics of daily settlements of the derivatives (settle-to-market) rather than collateral (collateralize-to-market). As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value of the single unit of account is reported in Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets, as opposed to interest-earning deposits (restricted cash) within Cash and Cash Equivalents or interest-bearing deposits within Total Deposits. In addition, the expense or income attributable to the variation margin payments for the centrally cleared swaps is reported in Noninterest Income, specifically within Correspondent and Capital Markets Income, as opposed to Interest Income or Interest Expense. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

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

The Company’s derivative activities are monitored by its Asset-Liability Management Committee (“ALCO”) as part of that committee’s oversight of the Company’s asset/liability and treasury functions. The Company’s ALCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

The Company recognizes the fair value of derivatives as assets or liabilities in the financial statements. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of the effective portion of cash flow hedges is accounted for in Other Comprehensive Income rather than Net Income. Gains and losses recognized from changes in fair value on derivatives are reported in Derivative Assets and Derivatives Liabilities lines under cash flows from operating activities section in the Consolidated Statements of Cash Flows. Changes in fair value of derivative instruments that are not intended as a hedge are accounted for in Net Income in the period of the change.

See Note 28—Derivative Financial Instruments for further disclosure.

Reclassification

Certain amounts previously reported have been reclassified to conform to the current year’s presentation. Such reclassifications are immaterial and had no effect on net income, comprehensive income (loss), total assets or total shareholders’ equity as previously reported.

Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

In March 2022, FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments in this ASU eliminate the long-standing accounting guidance for Troubled Debt Restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, as it is no longer meaningful due to the introduction of Topic 326, which requires an entity to consider lifetime expected credit losses on loans when establishing an allowance for credit losses. Thus, most losses that would have been realized for a TDR under Subtopic 310-40 are now captured by the accounting required under Topic 326. The amendments in this ASU also require that an entity disclose current-period gross write offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost. The Company adopted ASU No. 2022-02 effective January 1, 2023. We elected to apply a prospective transition method, which applies only to modifications occurring after the adoption date. For loans meeting the Bank’s materiality criteria, which includes loans in excess of $250,000, an assessment of whether a borrower is experiencing financial difficulty is made on the date of the modification. On the transition date, the former TDR loans as of December 31, 2022 were designated as individually evaluated loans on January 1, 2023 and retained the allowance for credit losses allocated to these loans at the adoption date as the credit risk of these loans did not change. Aside from the changes to the disclosures required by ASU No. 2022-02, the ASU did not have a material impact on our consolidated financial statements.

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

Issued But Not Yet Adopted Accounting Standards

In March 2023, FASB issued ASU No. 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The Proportional Amortization method was introduced by ASU No. 2014-01, but limited this amortization method to investments in low-income housing tax credit structures. The amendments in ASU 2023-02 will allow entities the option to elect whether they account for tax equity investments using the proportional amortization method if certain conditions are met, regardless of the program from which the income tax credits are received. The election would be on a program-by-program basis. The ASU would also require disclosures to be transparent about an entity’s investments that generate income tax credits and other income tax benefits. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years with early adoption permitted. The Company maintains investments in low-income housing tax structures and has elected to apply the proportional amortization method for its low-income housing tax credits effective January 1, 2024 and will apply the changes to the accounting treatment under the modified retrospective method. The Company estimates it will record a cumulative adjustment to retained earnings of approximately $10 million as a result of the adoption of ASU No. 2023-02.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. Segment information gives investors an understanding of overall performance and is key to assessing potential future cash flows. In addition, although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements, there is limited information disclosed about a segment’s expenses. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not anticipate this ASU will have a material impact on its financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital (collectively, “investors”) that use the financial statements to make capital allocation decisions. The amendments in this ASU address investor requests for more transparency about income tax information, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in both the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company does not anticipate this ASU will have a material impact on its financial statements.

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

During the years ended December 31, 2023 and 2022, the Company incurred approximately $2.4 million and $18.5 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger and Branch Consolidation Related Expenses on the Company’s Consolidated Statements of Net Income.

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

Explanation of fair value adjustments:

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

Note 3—Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2023:
U.S. Government agencies	$197,267	$—	$(24,607)	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	—	(227,312)	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	—	(68,139)	376,744
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	—	(71,327)	282,728
Small Business Administration loan-backed securities	53,133	—	(11,319)	41,814
	$2,487,440	$—	$(402,704)	$2,084,736
December 31, 2022:
U.S. Government agencies	$197,262	$—	$(29,787)	$167,475
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,591,646	—	(255,093)	1,336,553
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	474,660	—	(69,664)	404,996
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	362,586	—	(66,304)	296,282
Small Business Administration loan-backed securities	57,087	—	(12,225)	44,862
	$2,683,241	$—	$(433,073)	$2,250,168

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2023:
U.S. Treasuries	$74,720	$—	$(830)	$73,890
U.S. Government agencies	246,089	—	(21,383)	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,822,104	294	(264,092)	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	626,735	—	(99,313)	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,217,125	1,516	(194,471)	1,024,170
State and municipal obligations	1,129,750	2	(152,291)	977,461
Small Business Administration loan-backed securities	413,950	86	(42,350)	371,686
Corporate securities	30,533	—	(3,786)	26,747
	$5,561,006	$1,898	$(778,516)	$4,784,388
December 31, 2022:
U.S. Treasuries	$272,416	$—	$(6,778)	$265,638
U.S. Government agencies	245,972	—	(26,884)	219,088
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,996,405	—	(298,052)	1,698,353
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	708,337	—	(107,292)	601,045
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,196,700	2,542	(198,844)	1,000,398
State and municipal obligations	1,269,525	1,210	(205,883)	1,064,852
Small Business Administration loan-backed securities	491,203	302	(46,695)	444,810
Corporate securities	35,583	—	(2,945)	32,638
	$6,216,141	$4,054	$(893,373)	$5,326,822

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2023:
Federal Home Loan Bank stock	$22,836
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,383
$192,043
December 31, 2022:
Federal Home Loan Bank stock	$15,085
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	10,808
$179,717

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2023, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2023 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$50,000	$49,222	$158,338	$156,418
Due after one year through five years	50,955	46,440	267,073	254,908
Due after five years through ten years	480,806	414,831	1,343,076	1,165,142
Due after ten years	1,905,679	1,574,243	3,792,519	3,207,920
	$2,487,440	$2,084,736	$5,561,006	$4,784,388

The following table summarizes information with respect to sales of available for sale securities:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Securities Available for Sale:
Sale proceeds	$129,614	$482,028	$151,314
Gross realized gains	1,335	103	750
Gross realized losses	(1,292)	(73)	(648)
Net realized gain	$43	$30	$102

There were no sales of held to maturity securities for years ended December 31, 2023, 2022 or 2021.

The Company had 1,232 securities with gross unrealized losses at December 31, 2023. Information pertaining to securities with gross unrealized losses at December 31, 2023 and 2022, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,607	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	227,312	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	68,139	376,745
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	71,327	282,728
Small Business Administration loan-backed securities	—	—	11,319	41,814
	$—	$—	$402,704	$2,084,737
Securities Available for Sale
U.S. Treasuries	$—	$—	$830	$73,890
U.S. Government agencies	—	—	21,383	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122	9,358	263,970	1,539,208
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	99,313	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	7,959	194,380	955,059
State and municipal obligations	177	6,340	152,114	967,305
Small Business Administration loan-backed securities	128	42,447	42,222	304,770
Corporate securities	18	480	3,768	26,267
	$536	$66,584	$777,980	$4,618,627
December 31, 2022:
Securities Held to Maturity
U.S. Government agencies	$5,514	$78,833	$24,273	$88,642
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	65,181	513,086	189,912	823,467
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30,284	277,868	39,380	127,128
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,318	82,895	51,986	213,387
Small Business Administration loan-backed securities	—	—	12,225	44,862
	$115,297	$952,682	$317,776	$1,297,486
Securities Available for Sale
U.S. Treasuries	$6,778	$265,638	$—	$—
U.S. Government agencies	8,193	138,807	18,691	80,281
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	42,767	459,773	255,285	1,238,580
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	21,450	274,082	85,842	326,963
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,156	206,228	181,688	767,002
State and municipal obligations	97,084	616,631	108,799	391,848
Small Business Administration loan-backed securities	2,152	92,535	44,543	264,933
Corporate securities	2,209	28,374	736	4,264
	$197,789	$2,082,068	$695,584	$3,073,871

Each quarter, management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. See Note 1—Summary of Significant Account Policies for further discussion.

At December 31, 2023, investment securities with a market value of $3.0 billion and a carrying value of $3.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 11 — Other Borrowings, under the “Short-Term Borrowings”, “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $3.2 billion carrying value of investment securities pledged, $2.4 billion were pledged to secure public funds deposits, $729.4 million were pledged to secure FHLB advances and $115.0 million were pledged to secure interest rate swap positions with correspondents. At December 31, 2022, investment securities with a market value of $2.7 billion and a carrying value of $2.9 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.9 million carrying value of investment securities pledged, $2.1 billion were pledged to secure public funds deposits, $630.0 million were pledged to secure FHLB advances and $149.2 million were pledged to secure interest rate swap positions with correspondents.

Trading Securities

At December 31, 2023 and 2022, trading securities, at estimated fair value, were as follows:

	December 31,	December 31,
(Dollars in thousands)	2023	2022
U.S. Government agencies	$1,537	$11,190
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	14,461	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	4,589
State and municipal obligations	14,620	13,993
Other debt securities	703	1,491
	$31,321	$31,263

Net gains (losses) on trading securities for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net gains (losses) on sales transaction	$289	$(1,326)	$1,326
Net mark to mark gains (losses)	278	(237)	(273)
Net gains (losses) on trading securities	$567	$(1,563)	$1,053

Note 4—Loans

The following is a summary of total loans:

	December 31,
(Dollars in thousands)	2023	2022
Loans:
Construction and land development (1)	$2,923,514	$2,860,360
Commercial non-owner occupied	8,571,634	8,072,959
Commercial owner occupied real estate	5,497,671	5,460,193
Consumer owner occupied (2)	6,595,005	5,162,042
Home equity loans	1,398,445	1,313,168
Commercial and industrial	5,504,539	5,313,483
Other income producing property	656,334	696,242
Consumer	1,233,650	1,278,426
Other loans	7,697	20,989
Total loans	32,388,489	30,177,862
Less allowance for credit losses	(456,573)	(356,444)
Loans, net	$31,931,916	$29,821,418
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the years ended December 31, 2023 and 2022, to include net deferred costs of $68.0 million compared to net deferred costs of $49.7 million, respectively, and unamortized discount total related to loans acquired of $51.3 million compared to $72.1 million, respectively. Accrued interest receivable of $127.0 million and $105.4 million are accounted for separately and reported in other assets for the periods December 31, 2023 and 2022.

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$480,860	$1,036,691	$503,433	$19,626	$5,585	$19,200	$49,191	$2,114,586
Special mention	1,683	35,790	2,922	—	—	458	—	40,853
Substandard	390	46,311	765	—	4,285	767	—	52,518
Doubtful	—	—	—	3	—	5	—	8
Total Construction and land development	$482,933	$1,118,792	$507,120	$19,629	$9,870	$20,430	$49,191	$2,207,965
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$204	$—	$2	$—	$206

Commercial non-owner occupied
Risk rating:
Pass	$759,501	$2,501,611	$1,878,889	$674,470	$706,794	$1,535,248	$104,698	$8,161,211
Special mention	3,376	38,854	19,899	10,044	9,872	12,976	93	95,114
Substandard	73,282	11,928	35,692	61,893	78,976	53,388	149	315,308
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner occupied	$836,159	$2,552,393	$1,934,481	$746,407	$795,642	$1,601,612	$104,940	$8,571,634
Commercial non-owner occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$253	$—	$304

Commercial Owner Occupied
Risk rating:
Pass	$556,192	$1,015,236	$1,088,976	$635,694	$648,082	$1,176,796	$88,298	$5,209,274
Special mention	1,976	31,484	15,777	1,435	7,776	22,551	690	81,689
Substandard	24,240	37,922	26,810	26,308	20,310	63,220	7,890	206,700
Doubtful	3	—	—	1	—	4	—	8
Total commercial owner occupied	$582,411	$1,084,642	$1,131,563	$663,438	$676,168	$1,262,571	$96,878	$5,497,671
Commercial owner occupied
Current-period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$126

Commercial and industrial
Risk rating:
Pass	$1,187,836	$1,140,702	$669,188	$367,668	$182,519	$413,271	$1,313,978	$5,275,162
Special mention	2,395	7,624	3,604	2,762	3,870	898	18,300	39,453
Substandard	26,780	29,515	23,423	4,001	5,472	15,226	85,409	189,826
Doubtful	2	11	68	1	—	13	3	98
Total commercial and industrial	$1,217,013	$1,177,852	$696,283	$374,432	$191,861	$429,408	$1,417,690	$5,504,539
Commercial and industrial
Current-period gross charge-offs	$7,272	$3,171	$13,169	$429	$765	$1,637	$1,144	$27,587

Other income producing property
Risk rating:
Pass	$58,012	$129,858	$96,743	$51,615	$40,988	$105,810	$39,701	$522,727
Special mention	517	266	347	69	288	2,296	203	3,986
Substandard	693	5,062	2,634	588	630	5,772	2,121	17,500
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$59,222	$135,186	$99,724	$52,272	$41,906	$113,878	$42,025	$544,213
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner occupied
Risk rating:
Pass	$18,908	$4,509	$2,746	$1,293	$287	$315	$25,635	$53,693
Special mention	236	339	18	41	271	—	—	905
Substandard	24	—	—	927	1,560	182	150	2,843
Doubtful	—	—	—	—	—	1	1	2
Total Consumer owner occupied	$19,168	$4,848	$2,764	$2,261	$2,118	$498	$25,786	$57,443
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,069,006	$5,828,607	$4,239,975	$1,750,366	$1,584,255	$3,250,640	$1,621,501	$21,344,350
Special mention	10,183	114,357	42,567	14,351	22,077	39,179	19,286	262,000
Substandard	125,409	130,738	89,324	93,717	111,233	138,555	95,719	784,695
Doubtful	5	11	69	5	—	23	4	117
Total Commercial Loans	$3,204,603	$6,073,713	$4,371,935	$1,858,439	$1,717,565	$3,428,397	$1,736,510	$22,391,162
Total Commercial Loans
Current-period gross charge-offs	$7,272	$3,297	$13,220	$633	$765	$1,892	$1,144	$28,223

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$875,751	$742,985	$134,996	$63,439	$14,521	$29,442	$65,656	$1,926,790
Special mention	1,643	988	268	76	7,219	2,068	—	12,262
Substandard	214	10,409	11	2,326	—	4,282	—	17,242
Doubtful	—	—	—	—	—	6	—	6
Total Construction and land development	$877,608	$754,382	$135,275	$65,841	$21,740	$35,798	$65,656	$1,956,300
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner occupied
Risk rating:
Pass	$2,245,943	$1,849,079	$816,791	$959,707	$506,350	$1,417,397	$108,759	$7,904,026
Special mention	7,579	4,225	936	11,036	24,067	32,110	5,000	84,953
Substandard	13,256	25,557	609	9,383	6,472	26,366	2,257	83,900
Doubtful	—	1	—	79	—	—	—	80
Total Commercial non-owner occupied	$2,266,778	$1,878,862	$818,336	$980,205	$536,889	$1,475,873	$116,016	$8,072,959
Commercial non-owner occupied
Current-period gross charge-offs	$8	$—	$—	$—	$—	$360	$—	$368

Commercial Owner Occupied
Risk rating:
Pass	$1,046,562	$1,136,289	$725,040	$709,669	$446,497	$1,080,522	$75,506	$5,220,085
Special mention	3,620	25,263	3,383	7,934	7,160	34,724	1,294	83,378
Substandard	12,861	34,210	19,962	16,502	9,487	62,808	895	156,725
Doubtful	—	—	1	—	—	4	—	5
Total commercial owner occupied	$1,063,043	$1,195,762	$748,386	$734,105	$463,144	$1,178,058	$77,695	$5,460,193
Commercial owner occupied
Current-period gross charge-offs	$—	$—	$—	$1,143	$—	$833	$—	$1,976

Commercial and industrial
Risk rating:
Pass	$1,566,203	$895,368	$506,655	$274,446	$212,522	$333,286	$1,386,678	$5,175,158
Special mention	5,885	3,782	3,401	1,859	3,378	1,316	24,347	43,968
Substandard	6,308	27,974	4,770	6,591	6,783	8,476	32,876	93,778
Doubtful	—	—	—	—	155	422	2	579
Total commercial and industrial	$1,578,396	$927,124	$514,826	$282,896	$222,838	$343,500	$1,443,903	$5,313,483
Commercial and industrial
Current-period gross charge-offs	$4	$2,825	$198	$630	$2,214	$2,589	$1,742	$10,202

Other income producing property
Risk rating:
Pass	$149,793	$92,887	$60,473	$46,189	$47,155	$107,436	$46,179	$550,112
Special mention	952	957	1,257	378	190	3,652	2,328	9,714
Substandard	876	359	1,281	300	214	11,214	1,065	15,309
Doubtful	401	—	—	—	—	136	—	537
Total other income producing property	$152,022	$94,203	$63,011	$46,867	$47,559	$122,438	$49,572	$575,672
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$46	$50	$96

Consumer owner occupied
Risk rating:
Pass	$5,947	$3,124	$1,811	$418	$68	$332	$15,910	$27,610
Special mention	537	20	136	284	—	—	66	1,043
Substandard	13	95	12	1,614	—	202	151	2,087
Doubtful	—	—	—	—	1	—	—	1
Total Consumer owner occupied	$6,497	$3,239	$1,959	$2,316	$69	$534	$16,127	$30,741
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$20,989	$—	$—	$—	$—	$—	$—	$20,989
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,911,188	$4,719,732	$2,245,766	$2,053,868	$1,227,113	$2,968,415	$1,698,688	$20,824,770
Special mention	20,216	35,235	9,381	21,567	42,014	73,870	33,035	235,318
Substandard	33,528	98,604	26,645	36,716	22,956	113,348	37,244	369,041
Doubtful	401	1	1	79	156	568	2	1,208
Total Commercial Loans	$5,965,333	$4,853,572	$2,281,793	$2,112,230	$1,292,239	$3,156,201	$1,768,969	$21,430,337
Total Commercial Loans
Current-period gross charge-offs	$12	$2,825	$198	$1,773	$2,214	$3,828	$1,792	$12,642

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,019,956	$2,125,156	$1,641,518	$628,107	$288,304	$809,419	$—	$6,512,460
30 days past due	1,589	2,268	1,524	654	707	4,012	—	10,754
60 days past due	—	766	528	680	—	813	—	2,787
90 days past due	1,280	2,538	1,089	1,689	315	4,650	—	11,561
Total Consumer owner occupied	$1,022,825	$2,130,728	$1,644,659	$631,130	$289,326	$818,894	$—	$6,537,562
Consumer owner occupied
Current-period gross charge-offs	$68	$90	$27	$—	$—	$2	$—	$187

Home equity loans
Days past due:
Current	$6,551	$6,454	$2,887	$1,396	$1,003	$11,518	$1,358,829	$1,388,638
30 days past due	60	—	132	21	44	539	5,860	6,656
60 days past due	—	—	12	104	—	458	1,268	1,842
90 days past due	117	—	27	194	1	672	298	1,309
Total Home equity loans	$6,728	$6,454	$3,058	$1,715	$1,048	$13,187	$1,366,255	$1,398,445
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$29	$84	$177

Consumer
Days past due:
Current	$299,871	$305,283	$141,369	$75,213	$60,265	$143,725	$182,608	$1,208,334
30 days past due	443	321	247	142	137	1,384	10,757	13,431
60 days past due	64	254	152	4	4	973	6,420	7,871
90 days past due	93	395	174	196	110	1,108	1,938	4,014
Total consumer	$300,471	$306,253	$141,942	$75,555	$60,516	$147,190	$201,723	$1,233,650
Consumer
Current-period gross charge-offs	$373	$1,586	$571	$280	$217	$537	$8,478	$12,042

Construction and land development
Days past due:
Current	$135,739	$425,276	$111,205	$20,322	$8,555	$14,265	$—	$715,362
30 days past due	—	—	—	111	—	—	—	111
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	1	—	75	—	76
Total Construction and land development	$135,739	$425,276	$111,205	$20,434	$8,555	$14,340	$—	$715,549
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$19

Other income producing property
Days past due:
Current	$6,310	$43,022	$18,536	$4,331	$2,537	$36,911	$280	$111,927
30 days past due	—	—	—	—	—	67	—	67
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	127	—	127
Total other income producing property	$6,310	$43,022	$18,536	$4,331	$2,537	$37,105	$280	$112,121
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,468,427	$2,905,191	$1,915,515	$729,369	$360,664	$1,015,838	$1,541,717	$9,936,721
30 days past due	2,092	2,589	1,903	928	888	6,002	16,617	31,019
60 days past due	64	1,020	692	788	4	2,244	7,688	12,500
90 days past due	1,490	2,933	1,290	2,080	426	6,632	2,236	17,087
Total Consumer Loans	$1,472,073	$2,911,733	$1,919,400	$733,165	$361,982	$1,030,716	$1,568,258	$9,997,327

Current-period gross charge-offs	$441	$1,676	$598	$344	$217	$587	$8,562	$12,425

The following table presents total loans by origination year as of December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$4,676,676	$8,985,446	$6,291,335	$2,591,604	$2,079,547	$4,459,113	$3,304,768	$32,388,489

Current-period gross charge-offs	$7,713	$4,973	$13,818	$977	$982	$2,479	$9,706	$40,648

The following table presents the credit risk profile by past due status of consumer loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$1,695,454	$1,467,080	$657,005	$315,458	$187,580	$792,572	$—	$5,115,149
30 days past due	1,316	1,254	1,681	664	272	2,028	—	7,215
60 days past due	255	337	579	—	242	1,650	—	3,063
90 days past due	—	944	776	454	664	3,036	—	5,874
Total Consumer owner occupied	$1,697,025	$1,469,615	$660,041	$316,576	$188,758	$799,286	$—	$5,131,301
Consumer owner occupied
Current-period gross charge-offs	$25	$—	$—	$6	$23	$66	$—	$120

Home equity loans
Days past due:
Current	$5,921	$5,231	$3,282	$1,560	$1,955	$17,941	$1,272,848	$1,308,738
30 days past due	—	—	155	77	418	422	1,586	2,658
60 days past due	—	—	19	36	70	26	540	691
90 days past due	—	—	60	87	—	611	323	1,081
Total Home equity loans	$5,921	$5,231	$3,516	$1,760	$2,443	$19,000	$1,275,297	$1,313,168
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$19	$—	$280	$146	$445

Consumer
Days past due:
Current	$407,825	$206,003	$111,210	$86,008	$44,303	$141,053	$248,314	$1,244,716
30 days past due	718	194	78	174	63	1,255	17,471	19,953
60 days past due	55	103	107	36	144	557	9,836	10,838
90 days past due	126	60	58	66	165	1,660	784	2,919
Total consumer	$408,724	$206,360	$111,453	$86,284	$44,675	$144,525	$276,405	$1,278,426
Consumer
Current-period gross charge-offs	$254	$653	$337	$265	$62	$664	$7,979	$10,214

Construction and land development
Days past due:
Current	$466,475	$351,485	$50,472	$14,053	$7,006	$13,588	$379	$903,458
30 days past due	2	—	—	57	23	43	—	125
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	436	—	—	41	—	477
Total Construction and land development	$466,477	$351,485	$50,908	$14,110	$7,029	$13,672	$379	$904,060
Construction and land development
Current-period gross charge-offs	$—	$—	$21	$—	$—	$4	$—	$25

Other income producing property
Days past due:
Current	$45,717	$21,421	$4,937	$2,663	$4,322	$40,680	$624	$120,364
30 days past due	—	—	—	—	—	62	—	62
60 days past due	—	—	—	—	—	23	—	23
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$45,717	$21,421	$4,937	$2,663	$4,322	$40,886	$624	$120,570
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$2,621,392	$2,051,220	$826,906	$419,742	$245,166	$1,005,834	$1,522,165	$8,692,425
30 days past due	2,036	1,448	1,914	972	776	3,810	19,057	30,013
60 days past due	310	440	705	72	456	2,256	10,376	14,615
90 days past due	126	1,004	1,330	607	829	5,469	1,107	10,472
Total Consumer Loans	$2,623,864	$2,054,112	$830,855	$421,393	$247,227	$1,017,369	$1,552,705	$8,747,525

Current-period gross charge-offs	$279	$653	$358	$290	$85	$1,014	$8,125	$10,804

The following table presents total loans by origination year as of December 31, 2022:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans	$8,589,197	$6,907,684	$3,112,648	$2,533,623	$1,539,466	$4,173,570	$3,321,674	$30,177,862

Current-period gross charge-offs	$291	$3,478	$556	$2,063	$2,299	$4,842	$9,917	$23,446

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
December 31, 2023
Construction and land development	$624	$—	$—	$624	$2,921,457	$1,433	$2,923,514
Commercial non-owner occupied	2,194	123	1,378	3,695	8,546,630	21,309	8,571,634
Commercial owner occupied	3,852	1,141	988	5,981	5,446,803	44,887	5,497,671
Consumer owner occupied	7,903	552	920	9,375	6,560,359	25,271	6,595,005
Home equity loans	6,500	1,326	—	7,826	1,385,687	4,932	1,398,445
Commercial and industrial	25,231	7,194	9,193	41,618	5,399,390	63,531	5,504,539
Other income producing property	569	570	—	1,139	651,993	3,202	656,334
Consumer	13,212	7,370	—	20,582	1,207,411	5,657	1,233,650
Other loans	—	—	—	—	7,697	—	7,697
	$60,085	$18,276	$12,479	$90,840	$32,127,427	$170,222	$32,388,489
December 31, 2022
Construction and land development	$2,146	$3,653	$—	$5,799	$2,853,734	$827	$2,860,360
Commercial non-owner occupied	1,158	978	77	2,213	8,050,321	20,425	8,072,959
Commercial owner occupied	10,748	2,059	2,231	15,038	5,410,066	35,089	5,460,193
Consumer owner occupied	6,001	744	40	6,785	5,137,950	17,307	5,162,042
Home equity loans	2,527	361	—	2,888	1,303,964	6,316	1,313,168
Commercial and industrial	24,500	11,677	1,704	37,881	5,258,473	17,129	5,313,483
Other income producing property	1,623	1,480	298	3,401	690,107	2,734	696,242
Consumer	19,713	10,655	—	30,368	1,243,660	4,398	1,278,426
Other loans	—	—	—	—	20,989	—	20,989
	$68,416	$31,607	$4,350	$104,373	$29,969,264	$104,225	$30,177,862

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of December 31, 2023 and the information pertaining to nonaccrual loans by class, including restructured loans as of December 31, 2022:

	December 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2023	90 Days Accruing(1)	with no allowance(1)	2022
Construction and land development	$1,433	$—	$—	$827
Commercial non-owner occupied	21,309	1,378	13,608	20,425
Commercial owner occupied real estate	44,887	988	20,843	35,089
Consumer owner occupied	25,271	920	—	17,307
Home equity loans	4,932	—	—	6,316
Commercial and industrial	63,531	9,193	27,591	17,129
Other income producing property	3,202	—	—	2,734
Consumer	5,657	—	—	4,398
Total loans on nonaccrual status	$170,222	$12,479	$62,042	$104,225
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2023.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2023	Coverage	%	2022	Coverage	%
Commercial owner occupied real estate
Church	$3,537	$6,705	190%	$—	$—
Industrial	7,172	15,273	213%	—	—
Other	12,231	23,747	194%	14,638	38,900	266%
Commercial non-owner occupied real estate
Retail	3,216	4,208	131%	—	—
Other	12,607	29,182	231%	6,450	10,900	169%
Commercial and industrial
Other	44,116	46,114	105%	4,808	5,591	116%
Home equity loans
Residential 1-4 family dwelling	—	—		1,523	1,671	110%
Total collateral dependent loans	$82,879	$125,229		$27,419	$57,062

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The significant changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased by $55.5 million from December 31, 2022 compared to the balance at December 31, 2023.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023 resulting from the adoption of ASU 2022-02, segregated by type of modification and asset class, and indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $59,000 as of December 31, 2023.

	Year Ended December 31,
	2023
			Reduction in Weighted
	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial owner occupied real estate	$839	0.02%	9.50 to 6.00%
Total interest rate reductions	$839

	Year Ended December 31,
	2023
			Increase in
	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$251	0.01%	12 months
Commercial non-owner occupied	1,246	0.01%	24 months
Commercial owner occupied real estate	7,511	0.14%	23 months
Commercial and industrial	1,674	0.03%	6 months
Other income producing property	339	0.05%	60 months
Total term extensions	$11,021

	Year Ended December 31,
	2023
		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner occupied	$259	3.63 to 3.00%	20 months
Total	$259

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate, for borrowers willing to continue to pay, to minimize losses for the Bank. At December 31, 2023, the Company had $1.9 million remaining in commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents loans designated as TDRs segregated by class and type of concession that were restructured, for the comparative period, prior to the adoption of ASU 2022-02:

	Year Ended December 31,
	2022
		Pre-Modification	Post-Modification
	Number	Amortized	Amortized
(Dollars in thousands)	of loans	Cost	Cost
Interest rate modification
Commercial non-owner occupied	5	$3,643	$3,643
Commercial owner occupied	5	3,937	3,937
Consumer owner occupied	1	95	95
Commercial and industrial	4	305	305
Other income producing property	1	71	71
Total interest rate modifications	16	$8,051	$8,051
Term modification
Construction and land development	1	$129	$129
Commercial non-owner occupied	1	367	367
Commercial owner occupied	3	1,426	1,426
Commercial and industrial	3	3,059	3,059
Total term modifications	8	$4,981	$4,981
	24	$13,032	$13,032

At December 31, 2022, the balance of accruing TDRs was $13.5 million. The Company had $582,000 remaining availability under commitments to lend additional funds on restructured loans at December 31, 2022. The amount of specific reserve associated with restructured loans was $14.7 million at December 31, 2022.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of December 31, 2023 by type of modification. There were no subsequent defaults.

	Paying Under	Converted to	Foreclosures
	Restructured Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost
Interest Rate Reduction
Commercial owner occupied real estate	$839	$—	$—
Total Interest Rate Reductions	$839	$—	$—
Term extension
Construction and land development	$251	$—	$—
Commercial non-owner occupied	1,246	—	—
Commercial owner occupied real estate	7,511	—	—
Commercial and industrial	1,674	—	—
Other income producing property	339	—	—
Total term extensions	$11,021	$—	$—
Term Extension and Interest Rate Reduction
Consumer owner occupied	$259	$—	$—
Total combinations	$259	$—	$—
	$12,119	$—	$—

The following table presents the changes in status of TDR loans within the previous twelve months as of December 31, 2022 by type of concession, for the comparative period, prior to the adoption of ASU 2022-02. The subsequent defaults in this case had no impact on the expected credit losses.

	Paying Under		Converted to		Foreclosures and
	Restructured Terms		Nonaccrual		Defaults
	Number	Recorded	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment	of Loans	Investment
Interest rate modification	16	$8,051	—	$—	—	$—
Term modification	5	3,900	—	—	3	1,081
	21	$11,951	—	$—	3	$1,081

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of December 31, 2023:

	Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Construction and land development	$251	$—	$—
Commercial non-owner occupied	—	1,246	—
Commercial owner occupied real estate	8,350	—	—
Consumer owner occupied	—	259	—
Commercial and industrial	1,275	399	—
Other income producing property	—	339	—
Total	$9,876	$2,243	$—

Note 5—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Year Ended December 31, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(187)	—	(177)	—	(225)	(12,042)	—	—	(126)	(304)	(27,587)	(40,648)
Recoveries	922	108	1,250	128	687	2,247	41	—	938	962	8,499	15,782
Net (charge offs) recoveries	735	108	1,073	128	462	(9,795)	41	—	812	658	(19,088)	(24,866)
Provision (benefit) (1)	5,129	232	(5,017)	(4,078)	19,900	10,359	10,041	51	12,685	57,912	17,781	124,995
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573

Year Ended December 31, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans acquired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans acquired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(197)	(19)	(445)	(21)	(4)	(10,214)	—	—	(1,976)	(368)	(10,202)	(23,446)
Recoveries	1,233	231	3,981	8	1,104	2,426	—	—	1,327	581	8,282	19,173
Net recoveries (charge offs)	1,036	212	3,536	(13)	1,100	(7,788)	—	—	(649)	213	(1,920)	(4,273)
Provision (benefit) (1)	22,953	(444)	(2,107)	3,988	4,744	7,355	(1,663)	284	(7,990)	(4,074)	8,409	31,455
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444

Year Ended December 31, 2021
Allowance for credit losses:
Balance at end of period December 31, 2020	$63,561	$1,238	$16,698	$4,914	$67,197	$26,562	$7,887	$1,510	$97,104	$124,421	$46,217	$457,309
Charge-offs	(204)	—	(1,002)	(29)	(87)	(8,809)	—	—	(2,052)	(863)	(3,853)	(16,899)
Recoveries	1,547	146	2,256	60	1,861	2,075	3	—	970	1,070	3,812	13,800
Net recoveries (charge offs)	1,343	146	1,254	31	1,774	(6,734)	3	—	(1,082)	207	(41)	(3,099)
Provision (benefit) (1)	(17,868)	(773)	(4,627)	52	(31,378)	3,321	(2,969)	(945)	(34,228)	(44,979)	(18,009)	(152,403)
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807

(1)	A negative provision (recovery) for credit losses of $10.9 million was recorded during 2023 compared to a provision for credit losses of $36.7 million recorded during 2022 and a negative provision (recovery) for credit losses of $12.9 million during 2021 for the release for unfunded commitments, which is not included in the table above.

Note 6—Other Real Estate Owned and Bank Premises Held for Sale

The following is a summary of the changes in the carrying value of OREO and Bank Premises Held for Sale:

(Dollars in thousands)	OREO	Bank Properties Held for Sale	Total
Balance, December 31, 2021	$2,736	$9,578	$12,314
Additions, net	1,972	21,003	22,975
Writedowns	(114)	(159)	(273)
Sold	(3,571)	(12,668)	(16,239)
Balance, December 31, 2022	$1,023	$17,754	$18,777
Additions, net	3,801	2,073	5,874
Writedowns	—	(1,571)	(1,571)
Sold	(3,987)	(5,855)	(9,842)
Balance, December 31, 2023	$837	$12,401	$13,238

At December 31, 2023, there were a total of seven properties included in OREO compared to six properties included in OREO at December 31, 2022. At December 31, 2023, there were a total of 11 properties included in bank premises held for sale compared to 17 properties included in premises held for sale at December 31, 2022. At December 31, 2023, the Company had $526,000 in residential real estate included in OREO and $5.7 million in residential real estate consumer mortgage loans in the process of foreclosure.

Note 7—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2023	2022
Land					$132,717	$133,105
Buildings and leasehold improvements	15	-	40	years	401,989	395,360
Equipment and furnishings	3	-	10	years	201,153	178,676
Lease right of use assets					100,331	107,979
Construction in process					7,770	4,145
Total					843,960	819,265
Less accumulated depreciation					(324,763)	(298,630)
					$519,197	$520,635

Depreciation expense charged to operations was $28.2 million, $29.4 million, and $29.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At December 31, 2023 and 2022, computer software with an original cost of $24.6 million and $23.2 million, respectively, were being amortized using the straight-line method over thirty-six months. The unamortized balance remaining of the original computer software cost was $4.3 and $7.8, respectively, at December 31, 2023 and 2022. Amortization expense totaled $4.9 million, $4.9 million, and $4.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no capitalized implementation costs in 2023 related to internal use software.

See Note 21—Lease Commitments for further details on lease right of use assets.

Note 8—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at December 31, 2023 and December 31, 2022. The Company added $342.0 million in goodwill related to the Atlantic Capital acquisition in 2022.

The Company evaluated the carrying value of goodwill as of October 31, 2023, its annual test date, and concluded that no impairment charge was necessary. The Company will continue to monitor the other market conditions on the Company’ business, operating results, cash flows and/or financial condition. The following is a summary of changes in the carrying amounts of goodwill:

	Year Ended
	December 31,
(Dollars in thousands)	2023	2022
Balance at beginning of period	$1,923,106	$1,581,085
Additions:
Goodwill from Atlantic Capital acquisition	—	342,021
Balance at end of period	$1,923,106	$1,923,106

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

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Gross carrying amount	$274,753	$274,869
Accumulated amortization	(185,977)	(158,419)
	$88,776	$116,450

Amortization expense totaled $27.6 million, $33.2 million and $35.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between 10 and 15 years for core deposit intangibles and between 10 and 15 years for customer lists.

The Company elected to apply fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period. As a result of the fair value accounting treatment, the Company does not amortize the SBA servicing asset and therefore excluded the SBA servicing asset from the future amortization expense table presented below. The fair value of the SBA servicing asset was $6.0 million and $6.1 million, respectively, at December 31, 2023 and 2022.

Estimated amortization expense for other intangibles, excluding the SBA servicing asset, for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2024	$22,395
2025	18,766
2026	15,232
2027	11,756
2028	8,020
Thereafter	6,655
$82,824

Note 9—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing checking	$10,649,274	$13,168,656
Interest-bearing checking	7,978,799	8,955,519
Savings	2,632,212	3,464,351
Money market	11,538,671	8,342,111
Time deposits	4,249,953	2,419,986
Total deposits	$37,048,909	$36,350,623

At December 31, 2023 and 2022, the Company had $927.2 million and $487.2 million in certificates of deposits greater than $250,000, respectively.

At December 31, 2023, the scheduled maturities of time deposits (includes $4.6 million of other time deposits) of all denominations are as follow:

(Dollars in thousands)
Year ended December 31:
2024	$3,910,857
2025	241,279
2026	47,855
2027	30,510
2028	17,212
Thereafter	2,240
$4,249,953

Note 10—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date.

Federal Funds Purchased

Information concerning federal funds purchased is summarized below:

Federal Funds Purchased	December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased	$248,162	5.32%	$213,597	4.31%	$381,195	0.08%
Average for the year:
Federal funds purchased	$225,642	5.08%	$278,251	1.35%	$482,471	0.09%
Maximum month-end balance:
Federal funds purchased	$268,346		$370,876		$508,248

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

At December 31, 2023 and December 31, 2022, the Company’s repurchase agreements totaled $241.0 million and $342.8 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2023 and December 31, 2022. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $410.4 million and $443.2 million at December 31, 2023 and December 31, 2022, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged. Information concerning securities sold under agreements to repurchase is summarized below:

Securities Sold Under Repurchase Agreements	December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
At period-end:
Securities sold under repurchase agreements	$241,022	2.10%	$342,820	0.40%	$400,044	0.16%
Average for the year:
Securities sold under repurchase agreements	$317,879	1.30%	$395,141	0.19%	$395,498	0.20%
Maximum month-end balance:
Securities sold under repurchase agreements	$386,627		$458,580		$435,302

Note 11—Other Borrowings

The Company’s other borrowings were as follows:

			2023				2022
					Weighted				Weighted
		Interest			Average	Interest			Average
		Rate at		Average	Interest	Rate at		Average	Interest
(Dollars in thousands)	Maturity	12/31/2023	Balance	Balance	Rate(5)	12/31/2022	Balance	Balance	Rate(5)
Short-term borrowings:
FHLB Advances	Various	5.57%	$100,000			—%	$—
FRB Borrowings	Various	—%	—			—%	—
US Bank Line of Credit	Daily	—%	—			—%	—
Total short-term borrowings		—%	$100,000	$243,014	5.08%	—%	$—	$10,959	5.22%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	7.44%	$12,372			6.56%	$12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	7.44%	8,248			6.56%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	7.24%	20,619			6.36%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	8.51%	6,186			6.93%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	7.85%	4,124			6.97%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	7.37%	3,093			6.49%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	7.05%	10,310			6.17%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	7.05%	10,310			6.17%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	7.22%	15,464			6.34%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	7.20%	10,310			6.32%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	7.35%	5,155			6.47%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	7.40%	4,124			5.48%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	7.38%	8,248			6.50%	8,248
Fair Market Value Discount Trust Preferred Debt Acquired			(926)				(1,162)
Total Junior Subordinated Debt		7.34%	$117,637	$117,514	7.05%	6.39%	$117,401	$117,277	3.49%

Landmark Bancshares subordinated debt(2)	6/30/2027	—%	$—			—%	$—
CenterState Bank Corporation subordinated debt(3)	6/1/2030	5.75%	200,000			5.75%	200,000
Atlantic Capital Bancshares, Inc. subordinated debt(4)	9/1/2030	5.50%	75,000			5.50%	75,000
Fair Market Value Premium subordinated debt acquired			1,627				2,604
Long-term subordinated debt costs			(2,360)				(2,730)
Total Subordinated Debt		5.68%	$274,267	$274,585	5.68%	5.68%	$274,874	$268,877	5.70%

Total long-term borrowings		6.18%	$391,904	$392,099	6.09%	5.89%	$392,275	$386,154	5.03%

Total borrowings		6.06%	$491,904	$635,113	5.71%	5.89%	$392,275	$397,113	5.03%

(1) All of the junior subordinated debt above is adjustable rate based on three-month CME SOFR plus a spread adjustment with the transition from LIBOR of 0.26161% plus a spread ranging from 140 basis points to 285 basis points. All of the Company's junior subordinated debt transitioned to SOFR from LIBOR for repricing dates after June 30, 2023.

(2) The Notes bored interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022. On June 30, 2022, the Notes would have converted to a floating rate equal to three-month LIBOR plus 467 basis points. The Notes were redeemed by the Company on June 30, 2022.

(3) The $200 million in Notes bear interest at a fixed rate of 5.75% per year to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 basis points. The Notes may be redeemed by the Company after June 1, 2025. The balance in the table above is net of debt issuance costs.

(4) The Notes bear interest at a fixed rate of 5.50% per year to, but excluding, September 1, 2025. On September 1, 2025, the Notes convert to a floating rate equal to three-month LIBOR plus 536 basis points. The Notes may be redeemed by the Company on or after September 1, 2025. These notes were acquired in the ACBI acquisition on March 1, 2022 and are net of the fair value discount noted in the table above.

(5) The weighted average interest rate calculation does not include the effects of fair value marks and debt issuance costs.

FHLB and FRB Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2023 and 2022, there were $100.0 million and $0, respectively in short-term borrowings. The borrowings at December 31, 2023 consisted of FHLB advance daily credits. For the years ended December 31, 2023 and 2022, the average balance for short-term borrowings $243.0 million and $11.0 million, respectively and consisted of borrowing from the FHLB, FRB Discount Window and US bank line of credit. The year-to-date weighted average cost for the years ended December 31, 2023 and 2022 was 5.08% and 5.22%, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2023, were approximately $11.4 billion (collateral value of $6.5 billion) and investment securities and cash pledged were approximately $729.4 million (collateral value of $617.6 million). This allows the Company a total borrowing capacity at the FHLB of approximately $7.1 billion. After accounting for $100.0 million in FHLB advances outstanding and letters of credit totaling $2.9 million, the Company had unused net credit available with the FHLB in the amount of approximately $7.0 billion at December 31, 2023. The Company also has a total borrowing capacity at the FRB of $1.9 billion at December 31, 2023 secured by a blanket lien on $2.7 billion (collateral value of $1.9 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2023 or December 31, 2022.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2023.

As of December 31, 2023, the sole assets of the trusts were an aggregate of $118.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2023, the Company had a $117.6 million liability for the junior subordinated debt securities, net of a $926,000 discount recorded on Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I and Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over a four-year period.

As of December 31, 2023, and 2022, there was $117.6 million (net of discount of $0.9 million) and $117.4 million (net of discount of $1.2 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2023 was 7.34% and the weighted average cost year-to-date for the year ended December 31, 2023 was 7.05%. This does not take into account the unamortized discount at period end or the discount amortization recorded during the year. If the discount were taken into account, the weighted average cost year-to-date for the period ending December 31, 2023 would be 7.32%. The weighted average cost of the junior subordinated debt at period end December 31, 2022 was 6.39% and the weighted average cost year to date for the year ended December 31, 2022 was 3.49%. If the discount were taken into account, the weighted average cost year-to-date would be 3.73% for the period ending December 31, 2022.

The Company’s trust preferred securities are included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2023, the Company had a $274.2 million liability for subordinated debt. The Company assumed $78.4 million of subordinated debentures from Atlantic Capital on March 1, 2022, which was partially offset by the redemption of $13.0 million in subordinated debentures in late June 2022.

The weighted average cost of the subordinated debt at period end December 31, 2023 was 5.68% and the weighted average cost year to date for the year ended December 31, 2023 was 5.68%. The weighted average cost of the subordinated debt at period end December 31, 2022 was 5.68% and the weighted average cost year to date for the year ended December 31, 2022 was 5.70%. This does not take into account unamortized debt issuance costs and the unaccreted premium and the amortization of the debt issuance costs and the premium accretion recorded during the year. If the debt issuance costs and premium accretion were taken into account, the weighted average cost year to date for the year ended December 31, 2023 and 2022 would be 5.47% and 5.55%, respectively.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. At December 31, 2023, all of the Company’s subordinated debentures totaling $275.0 million qualified for Tier 2 capital treatment.

Line of Credit

On November 13, 2023, the Company entered into an amendment and restatement to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 11, 2024, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 1.50% plus monthly reset term SOFR Rate. As of December 31, 2023 and 2022, there was no outstanding balance associated with the line of credit. The average balance outstanding during 2023 was less than $1,000 for the U.S. Bank line of credit.

Principal maturities of other borrowings, net of unamortized discount or debt issuance costs, are summarized below:

	Junior
	Subordinated	FHLB	Subordinated
(Dollars in thousands)	Debt	Advances	Debt	Total
Year Ended December 31,
2024	$—	$100,000	$—	$100,000
2025	—	—	—	—
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
Thereafter	117,637	—	274,267	391,904
	$117,637	$100,000	$274,267	$491,904

Note 12—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current:
Federal	$111,433	$5,940	$43,959
State	23,157	7,044	16,512
Total current tax expense	134,590	12,984	60,471
Deferred:
Federal	738	103,875	61,521
State	1,216	20,454	6,744
Total deferred tax expense	1,954	124,329	68,265
Provision for income taxes	$136,544	$137,313	$128,736

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2023, 2022 and 2021 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income taxes at federal statutory rate	$132,479	$133,006	$126,899
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	19,123	21,491	18,372
Non-deductible merger expenses	—	415	—
Increase in cash surrender value of BOLI policies	(5,605)	(5,105)	(3,866)
Tax-exempt interest	(7,016)	(7,828)	(5,450)
Income tax credits	(14,253)	(13,667)	(11,759)
Non-deductible FDIC premiums	5,330	3,287	2,380
Non-deductible executive compensation	4,745	4,319	530
Other, net	1,741	1,395	1,630
	$136,544	$137,313	$128,736

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

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2023	2022
Allowance for credit losses	$123,496	$101,416
Share-based compensation	10,425	10,509
Pension plan and post-retirement benefits	371	1,157
Deferred compensation	14,039	14,583
Purchase accounting adjustments	1,439	1,484
Capitalized research and development costs	4,524	—
Accrued expenses	14,470	6,953
Other real estate owned	—	877
FDIC special assessment	6,168	—
Net operating loss and tax credit carryforwards	20,263	27,271
Nonaccrual Interest	1,773	566
Lease liability	26,076	27,675
Unrealized losses on investment securities available for sale	142,543	215,013
Other	2,201	1,277
Total deferred tax assets	367,788	408,781
Depreciation	10,439	22,442
Intangible assets	17,764	23,558
Net deferred loan costs	16,468	10,431
Right of use assets	24,161	25,848
Prepaid expense	809	836
Mark to market liabilities	92,505	110,122
Tax deductible goodwill	12,398	9,090
Mortgage servicing rights	20,863	21,371
Other real estate owned	192	—
Other	3,950	1,776
Total deferred tax liabilities	199,549	225,474
Net deferred tax assets before valuation allowance	168,239	183,307
Less, valuation allowance	(3,885)	(5,506)
Net deferred tax assets	$164,354	$177,801

The Company had federal NOL and realized built-in loss carryforwards of $61.0 million and $78.5 million for the years ended December 31, 2023 and 2022, respectively, which expire in varying amounts between 2026 to 2036. All of the Company's loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. The Company acquired federal net operating loss carryforwards of $48.4 million in the acquisition of Atlantic Capital Bank in 2022. Of that amount $40.6 million was from previous acquisitions by Atlantic Capital, and $7.8 million was generated on the final tax return filing. The NOL of $7.8 million was fully utilized in 2022 by SouthState. The other acquired NOLs from Atlantic Capital are subject to a combined annual Section 382 limitation of $4.8 million. In total, the allowable deduction for all loss carryforwards on an annual basis is $17.5 million as of December 31, 2023. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs. The Company also has an immaterial amount of credit carryforwards, which it expects to fully utilize within the carryforward period.

The Company also has acquired state net operating losses in Georgia, Florida and Alabama. These are also subject to annual limitations under Section 382, similar to the federal NOLs. The company also has immaterial state credit carryforwards. The company expects all Section 382 limited state carryforwards and all state credit carryforwards to be realized within the applicable carryforward period.

The Company has state net operating loss carryforwards of $115.4 million and $160.4 million for the years ended December 31, 2023 and 2022, respectively, most of which expire in varying amounts through 2040. There is a valuation allowance of $3.9 million on $96.8 million of state operating loss carryforwards at the parent company for which realizability is uncertain.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2023.

A reconciliation of the beginning balance and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31,
(Dollars in thousands)	2023
Balance at beginning of year	$—
Increases related to prior year tax positions	12,352
Increases related to current year tax positions	693
Balance at end of year	$13,045

Accrued interest and penalties on unrecognized tax benefits totaled $1.7 million and $0 as of December 31, 2023 and 2022, respectively. In prior years the Company had no unrecognized tax benefits. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and penalties. Unrecognized tax benefits as of December 31, 2023 and December 31, 2022, that, if recognized, would impact the effective tax rate totaled $0 for each period.

The Company’s unrecognized tax benefit relates to accrual deductions, which if challenged by taxing authorities, may be reduced. The Company intends to remediate the uncertainty by filing a change in accounting method with the taxing authority during the period ended December 31, 2024. Upon filing such change, the Company will no longer have any uncertainty regarding its tax position and expects the above amounts to reverse in their entirety.

Generally, the Company's federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2020.

Note 13—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Business development and staff related	$25,055	$19,015	$14,571
Bankcard expense	2,789	3,576	3,459
Other loan expense	7,838	8,646	7,562
Director and shareholder expense	4,753	4,382	5,486
Armored carrier and courier expense	2,366	2,650	3,081
Property and sales tax	4,173	4,037	3,487
Bank service charge expense	3,002	2,472	2,147
Fraud and operational charge-off expense	4,965	11,202	4,727
Low income housing tax credit partnership amortization	9,629	9,722	9,986
Donations	3,975	4,112	2,563
Deposit earnings credit expense	14,619	4,507	2,809
Correspondent bank service and processing expense	5,663	1,229	1,344
Other	9,392	8,910	6,129
	$98,219	$84,460	$67,351

Note 14—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
(Dollars and shares in thousands, except for per share amounts)	2023	2022	2021
Basic earnings per common share:
Net income	$494,308	$496,049	$475,543
Weighted-average basic common shares	76,051	74,551	70,393
Basic earnings per common share	$6.50	$6.65	$6.76
Diluted earnings per common share:
Net income	$494,308	$496,049	$475,543
Weighted-average basic common shares	76,051	74,551	70,393
Effect of dilutive securities	429	630	496
Weighted-average dilutive shares	76,480	75,181	70,889
Diluted earnings per common share	$6.46	$6.60	$6.71

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
	2023			2022			2021
Number of shares			57,169			57,169			57,169
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

Note 15—Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Balance at December 31, 2020	$(151)	$47,740	$47,589
Other comprehensive income (loss) before reclassifications	75	(68,865)	(68,790)
Amounts reclassified from accumulated other comprehensive loss	133	(78)	55
Net comprehensive income (loss)	208	(68,943)	(68,735)
Balance at December 31, 2021	57	(21,203)	(21,146)
Other comprehensive loss before reclassifications	(838)	(655,189)	(656,027)
Amounts reclassified from accumulated other comprehensive loss	108	(23)	85
Net comprehensive loss	(730)	(655,212)	(655,942)
Balance at December 31, 2022	(673)	(676,415)	(677,088)
Other comprehensive income before reclassifications	1,086	93,285	94,371
Amounts reclassified from accumulated other comprehensive loss	214	(33)	181
Net comprehensive gain	1,300	93,252	94,552
Balance at December 31, 2023	$627	$(583,163)	$(582,536)

The table below presents the reclassifications out of accumulated other comprehensive income, net of tax:

	Amount Reclassified from Accumulated
	Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	2023	2022	2021	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$(43)	$(30)	$(102)	Securities gains, net
	10	7	24	Provision for income taxes
	(33)	(23)	(78)	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$285	$143	$174	Salaries and employee benefits
	(71)	(35)	(41)	Provision for income taxes
	214	108	133	Net income
Total reclassifications for the period	$181	$85	$55

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

During 2023, the Bank paid dividends to the Company of $180.0 million. These funds were used to pay dividends to shareholders of approximately $154.9 million during 2023.

Under Federal Reserve regulations, the Bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the Bank to the Company in the form of loans or advances was approximately $579.8 million and $536.1 million at December 31, 2023 and 2022, respectively. There were no outstanding loans or advances at December 31, 2023 and 2022.

Note 17—Retirement Plans

The Company has an Employee saving plan/401(k), supplemental executive retirement plans and post-retirement benefits plans. The effect to income from operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Employee savings plan/ 401(k)	$16,528	$15,357	$14,991
Supplemental executive retirement plan	(3,252)	(1,510)	3,475
Split dollar plan	(753)	(105)	(785)
Post-retirement benefits	312	(108)	67
	$12,835	$13,634	$17,748

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation, or commissions, in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of eligible compensation as a pre-tax contribution. Employees participating in the plan receive matching contributions from the Company in an amount equal to 100% of the first 4% of eligible compensation, contributed to the plan as deferral contributions.

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

Note 18—Post-Retirement Benefits

At December 31, 2023, the Company and its subsidiary have three post-retirement health and life insurance benefit plans, SouthState Bank Retiree Medical Plan (the “retiree medical plan”), First Federal Retiree Welfare Plan (the “retiree welfare plan”) and the Georgia Bank & Trust Retiree Medical Plan. We do not disclose in the tables below the Georgia Bank & Trust Retiree Medical Plan due to the plan being immaterial. The Benefit obligation for this plan was less than $1,000 in the years reported.

Retiree Medical Plan

Under the retiree medical plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to those employees of the Company eligible for early retirement under the pension plan on or before December 31, 1993, and former employees who are currently receiving benefits. The plan was unfunded at December 31, 2023, and the liability for future benefits has been recorded in the Consolidated Balance Sheets.

The following sets forth the retiree medical plan’s funded status and amounts recognized in the Company’s accompanying Consolidated Balance Sheets:

	December 31,
(Dollars in thousands)	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$157	$195	$209
Interest cost	7	4	3
Actuarial (gain) loss	(14)	(14)	11
Benefits paid	(25)	(28)	(28)
Benefit obligation at end of year	125	157	195
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	25	28	28
Benefits paid	(25)	(28)	(28)
Fair value of plan assets at end of year	—	—	—
Funded status	$(125)	$(157)	$(195)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.60%	4.80%	2.10%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.80%	2.10%	1.60%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest cost	$7	$4	$3
Recognized net actuarial loss	—	1	—
Net periodic benefit cost	7	5	3
Net (gain) loss	(14)	(14)	11
Amortization of loss	—	(1)	—
Total amount recognized in other comprehensive income	(14)	(15)	11
Total recognized in net periodic benefit cost and other comprehensive income	$(7)	$(10)	$14

No estimated net gain/loss for the retiree welfare plan will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2024	$22
2025	20
2026	18
2027	16
2028	14
2029-2033	45
$135

The Company expects to contribute approximately $22,000 to the retiree medical plan in 2024.

Retiree Welfare Plan

Under the retiree welfare plan, post-retirement health and life insurance benefits are provided to eligible employees, such benefits being limited to retired First Financial Holdings, Inc. employees who are currently receiving benefits. The plan was unfunded at December 31, 2023, and the liability for future benefits has been recorded in the consolidated financial statements.

The following sets forth the retiree welfare plan’s funded status and amounts recognized in the Company’s accompanying Consolidated Balance Sheets:

	December 31,
(Dollars in thousands)	2023	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$2,508	$1,754	$2,070
Interest cost	112	35	31
Actuarial loss (gain)	(1,428)	1,124	(110)
Benefits paid	(179)	(416)	(246)
Less: Federal subsidy on benefits paid	4	11	9
Benefit obligation at end of year	1,017	2,508	1,754
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—
Employer contribution	175	405	236
Participants’ contributions	4	11	10
Benefits paid	(179)	(416)	(246)
Fair value of plan assets at end of year	—	—	—
Funded status	$(1,017)	$(2,508)	$(1,754)

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Year Ended December 31,
	2023	2022	2021
Weighted-average assumptions used to determine benefit obligation at December 31:
Discount rate	4.60%	4.80%	2.10%
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.80%	2.10%	1.60%
Assumed health care cost trend rates at December 31:
Health care cost trend rate assumed for next year	5.00%	5.00%	5.00%

Components of net periodic benefit cost and other amounts recognized in other comprehensive (loss) income are as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Interest cost	$112	$35	$31
Recognized net actuarial loss	285	141	174
Net periodic benefit cost	397	176	205
Net (gain) loss	(1,428)	1,124	(110)
Amortization of loss	(285)	(141)	(174)
Total amount recognized in other comprehensive income	(1,713)	983	(284)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,316)	$1,159	$(79)

The estimated net loss for the retiree welfare plan that will be amortized from other comprehensive income into periodic benefit cost over the next fiscal year is $45,000. The actuarial gains and losses are amortized over the average life expectancy of all participants.

Estimated future benefit payments (including expected future service as appropriate):

(Dollars in thousands)
2024	$149
2025	140
2026	129
2027	119
2028	108
2029-2033	386
$1,031

The Company expects to contribute approximately $149,000 to the retiree welfare plan in 2024.

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

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and RSUs. Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of Atlantic Capital under various equity incentive plans pursuant to the acquisition of Atlantic Capital on March 1, 2022 and the obligations of CenterState Bank Corporation (“CenterState”) under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020.

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

	Year Ended December 31,
	2023		2022		2020
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2023	161,832	$66.20	185,125	$63.03	256,425	$59.01
Assumed stock options and warrants from ACBI merger	—	—	23,410	40.73	—	—
Exercised	(48,749)	55.88	(43,525)	41.16	(64,075)	45.35
Forfeited	—	—	(356)	38.31	(6,250)	85.42
Expired	(5,491)	32.25	(2,822)	36.98	(975)	24.37
Outstanding at December 31, 2023	107,592	72.60	161,832	66.20	185,125	63.03
Exercisable at December 31, 2023	107,592	72.60	161,832	66.20	185,125	63.03

The aggregate intrinsic value of 107,592, 161,832, and 185,125 stock options outstanding and exercisable at December 31, 2023, 2022, and 2021 was $1.7 million, $2.5 million, and $3.8 million, respectively. The aggregate intrinsic value of 48,749, 43,525, and 64,075 stock options exercised for the years ended December 31, 2023, 2022, and 2021 was $1.1 million, $1.7 million and $2.3 million, respectively.

Information pertaining to options outstanding at December 31, 2023 is as follows:

			Options Outstanding				Options Exercisable
				Weighted				Weighted
				Average				Average
				Remaining		Weighted		Remaining		Weighted
Range of			Number	Contractual		Average	Number	Contractual		Average
Exercise Prices			Outstanding	Life		Exercise Price	Outstanding	Life		Exercise Price
$37.72	-	$40.00	4,348	1.1	years	$38.32	4,348	1.1	years	$38.32
$40.01	-	$55.00	27,539	2.9	years	$45.42	27,539	2.9	years	$45.42
$55.01	-	$70.00	18,536	1.2	years	$63.93	18,536	1.2	years	$63.93
$85.01	-	$91.35	57,169	3.6	years	$91.12	57,169	3.6	years	$91.12
			107,592	2.7	years	$72.60	107,592	2.7	years	$72.60

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. We have not granted any stock options for the years ended December 31, 2023, 2022 and 2021, and therefore, we have not used the Black-Scholes option pricing model to fair value options.

As of December 31, 2023, 2022 and 2021, there were no unrecognized compensation costs related to non-vested stock option grants under the plans. There was no fair value of shares vesting during the years ended December 31, 2023, 2022 and 2021 and no compensation expense was recorded in 2023, 2022, and 2021.

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

Non-vested restricted stock for the year ended December 31, 2023 is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2023	50,506	$89.12
Vested	(31,537)	89.29
Forfeited	(2,721)	90.00
Nonvested at December 31, 2023	16,248	$88.63

The Company granted no restricted stock shares for the years ended December 31, 2023, 2022, and 2021. Due to the acquisition of ACBI, effective March 1, 2022, a total of 84,224 restricted stock awards were assumed by the Company. Compensation expense of $1.8 million, $3.8 million and $370,000 was recorded in 2023, 2022, and 2021, respectively.

The vesting schedule of these shares as of December 31, 2023 is as follows:

Shares
2024	11,373
2025	4,875
16,248

As of December 31, 2023, there was $598,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.75 years as of December 31, 2023. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was approximately $2.4 million, $2.5 million, and $448,000, respectively.

Restricted Stock Units (“RSU”)

From time-to-time, we also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs to non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). The performance-based awards for our long-term incentive plans are dependent on the achievement of tangible book value growth and return on average tangible common equity relative to the Company’s peer group during each three-year performance period. In December 2022, the Company’s Compensation Committee approved a modification to the long-term incentive plans to exclude the changes in accumulated other comprehensive income from the calculation of tangible book value growth per share. Grants to non-employee directors typically vest within a 12-month period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState on June 7, 2020, all legacy and assumed performance-based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expense on a straight-line basis typically over the performance or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31, 2023, we accrued for 100% of the RSUs granted.

Nonvested RSUs at target for the year ended December 31, 2023 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2023	940,512	$73.82
Granted	398,655	74.45
Vested	(455,443)	71.65
Forfeited	(10,676)	76.15
Outstanding at December 31, 2023	873,048	$75.22

The nonvested shares of 873,048 at December 31, 2023 includes 241,219 shares that have fully vested but have not been released. Of these shares that have not been released, 86,659 shares are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. The majority of the remaining shares of 154,560 that have fully vested but not yet released are related to the 2021 LTI performance-based RSU grants and will be released in the first quarter of 2024 with the finalization of 2023 results. If maximum performance is achieved pursuant to the 2022 and 2023 LTI performance-based RSU grants, an additional 93,576 shares in total may be issued by the Company at the end of the three-year performance periods. The Company granted 398,655, 338,500, and 301,230 shares for the year ended December 31, 2023, 2022, and 2021, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2023 was $74.45. Due to the acquisition of Atlantic Capital, effective March 1, 2022, a total of 55,736 RSUs were assumed by the Company. Compensation expense of $34.0 million, $31.7 million, and $25.2 million was recorded in 2023, 2022, and 2021, respectively.

As of December 31, 2023, there was $23.2 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.43 years as of December 31, 2023. The total fair value of restricted stock units that vested during the years ended December 31, 2023, 2022, and 2021 was approximately $32.6 million, $30.0 million, and $6.0 million, respectively.

Employee Stock Purchase Plan

The Company previously registered 363,825 shares of common stock in connection with the establishment of the 2002 Employee Stock Purchase Plan. At the annual shareholders meeting on October 29, 2020, a proposal was adopted to increase the shares of common stock that may be issued under the plan by up to 1,400,000 shares. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has approximately 1.3 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter. Employees purchased 43,356, 38,491 and 33,013 shares in 2023, 2022 and 2021, respectively, through the Employee Stock Purchase Plan. The Company recognized $163,000, $165,000 and $126,000 in share-based compensation expense for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 20—Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of December 31, 2023, there is a total of 4,020,021 shares authorized to be repurchased. During 2022, the Company did not repurchase any shares through the 2022 Stock Repurchase Program. The Company repurchased a total of 1,312,038 shares during 2022 at a weighted average price of $83.99 per share pursuant to the 2021 Stock Repurchase Plan.

The Company repurchased 131,827, 112,389, and 13,412 shares at a cost of $9.3 million, $9.1 million, and $1.1 million in 2023, 2022, and 2021, respectively, under other arrangements whereby directors or officers surrender currently owned shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 21—Leases

Our outstanding lease agreements are for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We have determined the number and dollar amount of our equipment leases is not material.

As of December 31, 2023 and 2022, we had operating ROU assets of $100.3 million and $108.0 million, respectively, and operating lease liabilities of $108.3 million and $115.6 million, respectively. We maintain operating leases on land and buildings for our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 21 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

(Dollars in thousands)	Year Ended December 31,
	2023	2022	2021
Lease Cost Components:
Amortization of ROU assets – finance leases	$466	$466	$466
Interest on lease liabilities – finance leases	41	49	56
Operating lease cost (cost resulting from lease payments)	17,123	17,782	17,236
Short-term lease cost	429	820	446
Variable lease cost (cost excluded from lease payments)	3,196	2,399	2,768
Total lease cost	$21,255	$21,516	$20,972
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$41	$49	$56
Finance lease – financing cash flows	449	434	427
Operating lease – operating cash flows (fixed payments)	16,710	17,253	16,435
Operating lease – operating cash flows (net change asset/liability)	(13,414)	(13,723)	(12,790)
New ROU assets – operating leases	1,160	12,635	9,623
Weighted – average remaining lease term (years) – finance leases	4.43	5.42	6.41
Weighted – average remaining lease term (years) – operating leases	9.29	10.03	10.95
Weighted – average discount rate - finance leases	1.7%	1.7%	1.7%
Weighted – average discount rate - operating leases	3.1%	3.0%	3.2%

Operating lease payments due:
2024	$15,970
2025	14,640
2026	14,210
2027	13,155
2028	12,502
Thereafter	56,090
Total undiscounted cash flows	126,567
Discount on cash flows	(18,283)
Total operating lease liabilities	$108,284

As of December 31, 2023, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases were all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2023, we did not maintain any leases with related parties, and determined that the number and dollar amount of equipment leases was immaterial. As of December 31, 2023, we had additional operating leases that had not yet commenced of $2.7 million.

Equipment Lessor

SouthState has an Equipment Finance Group which goes to market through intermediaries. The Equipment Finance Group is primarily focused on serving the construction and utility segments. Lease terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In the event the equipment is returned, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans on the Consolidated Balance Sheet.

The estimated residual values for direct finance leases are established by approved intermediary who utilizes internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. FMV and Split TRAC leases have residual risk due to their unguaranteed residual value whereas TRAC leases have a guaranteed residual value. Expected credit losses on direct financing leases and the related estimated residual values are included in the Commercial and Industrial loan segment for the ACL.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2023:

(Dollars in thousands)	Year Ended December 31,
2023
Direct financing leases:
Lease receivables	$4,839
Guaranteed residual values	510
Unguaranteed residual values	501
Initial direct costs	155
Unearned income	1,165
Total net investment in direct financing leases	$7,170
Direct financing lease income:
Interest income	$30

Remaining lease payments receivable:
2024	$958
2025	958
2026	958
2027	971
2028	1,533
Thereafter	626
Total undiscounted cash flows	6,004
Less: unearned interest income	(1,165)
Total operating lease liabilities	$4,839

See further discussion in Note 1—Summary of Significant Accounting Policies on page F-20 on accounting for leases.

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

The Company and its subsidiary are involved at times in certain litigation arising in the normal course of business. In the opinion of management as of December 31, 2023, there were no pending or threatened litigation that will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 23—Related Party Transactions

During 2023 and 2022, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $9.4 million and $5.8 million at December 31, 2023 and 2022, respectively. During 2023, $5.2 million of new loans were made to this group while repayments of $1.8 million were received during the year. There were also additions to related party loans of $652,000 due to the addition of new related parties in 2023, and reductions to related party loans of $488,000 due to the removal of related parties in 2023. During 2022, $122.2 million of new loans were made to this group while repayments of $119.1 million were received during the year. There were also additions to related party loans of $1.2 million due to the addition of new related parties in 2022, and reductions to related party loans of $8.6 million due to the removal of related parties in 2022. Related party deposits totaled approximately $31.9 million and $28.0 million at December 31, 2023 and 2022, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2023 and 2022, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Commitments to extend credit	$9,626,864	$11,109,260
Standby letters of credit and financial guarantees	109,927	93,882
	$9,736,791	$11,203,142

As of December 31, 2023 and December 31, 2022, the Bank had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $56.3 million and $67.2 million, respectively, which was recorded in Other Liabilities on the Consolidated Balance Sheets. See Note 1—Summary of Significant Accounting Policies for discussion related to reserve for unfunded commitments.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
Assets
Derivative financial instruments	$172,939	$—	$172,939	$—
Loans held for sale	50,888	—	50,888	—
Trading securities	31,321	—	31,321	—
Securities available for sale:
U.S. Treasuries	73,890	—	73,890	—
U.S. Government agencies	224,706	—	224,706	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	—	1,558,306	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	—	527,422	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	—	1,024,170	—
State and municipal obligations	977,461	—	977,461	—
Small Business Administration loan-backed securities	371,686	—	371,686	—
Corporate securities	26,747	—	26,747	—
Total securities available for sale	4,784,388	—	4,784,388	—
Mortgage servicing rights	85,164	—	—	85,164
SBA servicing asset	5,952	—	—	5,952
	$5,130,652	$—	$5,039,536	$91,116
Liabilities
Derivative financial instruments	$804,486	$—	$804,486	$—

December 31, 2022:
Assets
Derivative financial instruments	$211,016	$—	$211,016	$—
Loans held for sale	28,968	—	28,968	—
Trading securities	31,263	—	31,263	—
Securities available for sale:
U.S. Treasuries	265,638	—	265,638	—
U.S. Government agencies	219,088	—	219,088	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,353	—	1,698,353	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	601,045	—	601,045	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,000,398	—	1,000,398	—
State and municipal obligations	1,064,852	—	1,064,852	—
Small Business Administration loan-backed securities	444,810	—	444,810	—
Corporate securities	32,638	—	32,638	—
Total securities available for sale	5,326,822	—	5,326,822	—
Mortgage servicing rights	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	6,068
	$5,690,747	$—	$5,598,069	$92,678
Liabilities
Derivative financial instruments	$1,034,143	$—	$1,034,143	$—

Fair Value Option

The Company has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. The Company also has opted for the fair value option for the SBA servicing asset, as it is the industry-preferred method for valuing such assets.

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans.

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Fair value	$50,888	$28,968
Unpaid principal balance	49,025	27,937
Fair value less aggregated unpaid principal balance	$1,863	$1,031

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021	Income Statement Location
Mortgage loans held for sale	$833	$(6,052)	$(6,920)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2023. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the years ended December 31, 2023 and 2022 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2023	$86,610
Servicing assets that resulted from transfers of financial assets	8,444
Changes in fair value due to valuation inputs or assumptions	(1,350)
Changes in fair value due to decay	(8,540)
Fair value, December 31, 2023	$85,164

Fair value, January 1, 2022	$65,620
Servicing assets that resulted from transfers of financial assets	16,002
Changes in fair value due to valuation inputs or assumptions	14,886
Changes in fair value due to decay	(9,898)
Fair value, December 31, 2022	$86,610

A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the periods ending December 31, 2023 and 2022 is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2023	$6,068
Servicing assets that resulted from transfers of financial assets	1,621
Changes in fair value due to decay	(2,244)
Changes in fair value due to valuation inputs or assumptions	507
Fair value, December 31, 2023	$5,952

Beginning Balance, June 30, 2022	$7,369
Servicing assets that resulted from transfers of financial assets	1,273
Changes in fair value due to decay	(1,845)
Changes in fair value due to valuation inputs or assumptions	(729)
Fair value, December 31, 2022	$6,068

There were no unrealized losses included in accumulated other comprehensive (losses) income related to Level 3 financial assets and liabilities at December 31, 2023 or 2022.

See Note 29—Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023:
OREO	$837	$—	$—	$837
Bank properties held for sale	12,401	—	—	12,401
Individually evaluated loans	73,518	—	—	73,518
December 31, 2022:
OREO	$1,023	$—	$—	$1,023
Bank properties held for sale	17,754	—	—	17,754
Individually evaluated loans	56,719	—	—	56,719

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average Discount
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2023	2022
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	13%	31%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	12%	16%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2023 and 2022. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities—Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions. The carrying value of our investment in unconsolidated subsidiaries approximates fair value. See Note 3—Securities for additional information, as well as page F-63 regarding fair value.

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

Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and non-interest bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The methodology used for deposit liabilities therefore are resulting in a Level 2 classification.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2023
Financial assets:
Cash and cash equivalents	$998,877	$998,877	$998,877	$—	$—
Trading securities	31,321	31,321	—	31,321	—
Investment securities	7,463,871	7,061,167	192,043	6,869,124	—
Loans held for sale	50,888	50,888	—	50,888	—
Loans, net of allowance for credit losses	31,931,916	30,709,513	—	—	30,709,513
Accrued interest receivable	154,400	154,400	—	26,706	127,694
Mortgage servicing rights	85,164	85,164	—	—	85,164
SBA servicing asset	5,952	5,952	—	—	5,952
Interest rate swap – non-designated hedge	169,180	169,180	—	169,180	—
Other derivative financial instruments (mortgage banking related)	3,759	3,759	—	3,759	—
Financial liabilities:
Deposits
Noninterest-bearing	10,649,274	10,649,274	—	10,649,274	—
Interest-bearing other than time deposits	22,149,682	22,149,682	—	22,149,682	—
Time deposits	4,249,953	4,208,498	—	4,208,498
Federal funds purchased and securities sold under agreements to repurchase	489,185	489,185	—	489,185	—
Corporate and subordinated debentures	391,904	388,909	—	388,909	—
Other borrowings	100,000	100,000	—	100,000	—
Accrued interest payable	56,808	56,808	—	56,808	—
Interest rate swap – non-designated hedge	803,539	803,539	—	803,539	—
Other derivative financial instruments (mortgage banking related)	947	947	—	947	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$1,312,563	$1,312,563	$1,312,563	$—	$—
Trading securities	31,263	31,263	—	31,263	—
Investment securities	8,189,780	7,756,707	179,717	7,576,990	—
Loans held for sale	28,968	28,968	—	28,968	—
Loans, net of allowance for credit losses	29,821,418	29,329,499	—	—	29,329,499
Accrued interest receivable	134,594	134,594	—	28,449	106,145
Mortgage servicing rights	86,610	86,610	—	—	86,610
SBA servicing asset	6,068	—	—	—	6,068
Interest rate swap – non-designated hedge	210,216	210,216	—	210,216	—
Other derivative financial instruments (mortgage banking related)	800	800	—	800	—
Financial liabilities:
Deposits
Noninterest-bearing	13,168,656	13,168,656	—	13,168,656	—
Interest-bearing other than time deposits	20,761,981	20,761,981	—	20,761,981	—
Time deposits	2,419,986	2,333,764	—	2,333,764
Federal funds purchased and securities sold under agreements to repurchase	556,417	556,417	—	556,417	—
Corporate and subordinated debentures	392,275	377,360	—	377,360	—
Accrued interest payable	6,218	6,218	—	6,218	—
Interest rate swap – non-designated hedge	1,033,980	1,033,980	—	1,033,980	—
Other derivative financial instruments (mortgage banking related)	163	163	—	163	—

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

The following table presents actual and required capital ratios as of December 31, 2023 and December 31, 2022 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,159,187	11.75%	$2,476,926	7.00%	$2,300,003	6.50%
SouthState Bank (the Bank)	4,424,466	12.52%	2,473,961	7.00%	2,297,250	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,159,187	11.75%	3,007,696	8.50%	2,830,773	8.00%
SouthState Bank (the Bank)	4,424,466	12.52%	3,004,096	8.50%	2,827,384	8.00%
Total capital to risk-weighted assets:
Consolidated	4,983,012	14.08%	3,715,389	10.50%	3,538,466	10.00%
SouthState Bank (the Bank)	4,858,292	13.75%	3,710,942	10.50%	3,534,230	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,159,187	9.42%	1,765,295	4.00%	2,206,619	5.00%
SouthState Bank (the Bank)	4,424,466	10.03%	1,764,736	4.00%	2,205,921	5.00%
December 31, 2022:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$3,788,106	10.96%	$2,420,417	7.00%	$2,247,530	6.50%
SouthState Bank (the Bank)	4,074,045	11.80%	2,417,133	7.00%	2,244,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	3,788,106	10.96%	2,939,077	8.50%	2,766,190	8.00%
SouthState Bank (the Bank)	4,074,045	11.80%	2,935,090	8.50%	2,762,438	8.00%
Total capital to risk-weighted assets:
Consolidated	4,485,397	12.97%	3,630,625	10.50%	3,457,738	10.00%
SouthState Bank (the Bank)	4,381,336	12.69%	3,625,700	10.50%	3,453,047	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	3,788,106	8.72%	1,736,991	4.00%	2,171,239	5.00%
SouthState Bank (the Bank)	4,074,045	9.39%	1,736,330	4.00%	2,170,412	5.00%

As of December 31, 2023 and 2022, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2023, the Company was in compliance with HUD guidelines. The Company is also subject to various capital requirements by secondary market investors.

Note 27—Condensed Financial Statements of Parent Company

Financial information pertaining only to SouthState Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Cash	$110,001	$89,069
Investment in subsidiaries	5,808,108	5,368,525
Other assets	10,016	12,555
Total assets	$5,928,125	$5,470,149
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$391,904	$392,275
Other Liabilities	3,123	2,947
Shareholders’ equity	5,533,098	5,074,927
Total liabilities and shareholders’ equity	$5,928,125	$5,470,149

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Dividends from subsidiaries	$180,251	$220,124	$200,083
Operating (loss) income	1	(68)	25
Total income	180,252	220,056	200,108
Operating expenses	39,151	30,514	40,727
Income before income tax benefit and equity in undistributed earnings of subsidiaries	141,101	189,542	159,381
Applicable income tax benefit	8,177	6,649	9,053
Equity in undistributed earnings of subsidiaries	345,030	299,858	307,109
Net income available to common shareholders	$494,308	$496,049	$475,543

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$494,308	$496,049	$475,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(371)	(208)	1,382
Share-based compensation	35,861	35,638	25,721
Extinguishment of debt cost	—	—	11,706
Decrease (increase) in other assets	2,539	(375)	5,690
(Decrease) increase in other liabilities	175	(243)	(3,648)
Undistributed earnings of subsidiaries	(345,030)	(299,858)	(307,109)
Net cash provided by operating activities	187,482	231,003	209,285
Cash flows from investing activities:
Repayment of investments in and advances to subsidiaries	—	—	93,591
Net cash inflow from acquisitions	—	51,566	—
Net cash provided by investing activities	—	51,566	93,591
Cash flows from financing activities:
Proceeds of other borrowings	100
Repayment of other borrowings	(100)	(13,000)	(75,878)
Common stock issuance	2,772	2,858	2,384
Common stock repurchased	(16,064)	(119,330)	(147,421)
Dividends paid on common stock	(156,184)	(146,664)	(135,337)
Stock options exercised	2,926	1,585	2,905
Net cash used in financing activities	(166,550)	(274,551)	(353,347)
Net (decrease) increase in cash and cash equivalents	20,932	8,018	(50,471)
Cash and cash equivalents at beginning of period	89,069	81,051	131,522
Cash and cash equivalents at end of period	$110,001	$89,069	$81,051

Note 28—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			December 31, 2023			December 31, 2022
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$9,188	$220	$—	$12,289	$414	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	11,327,419	60,145	803,539	10,480,171	8,539	1,033,980
Matched interest rate swaps with counterparty (1)	Other Assets	11,235,952	108,820	—	10,400,733	201,263	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	1,660,000	(5)	—	—	—	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	142,000	2,605	—	35,000	—	163
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	77,500	1,154	947	51,000	800	—
Total derivatives		$24,452,059	$172,939	$804,486	$20,979,193	$211,016	$1,034,143
(1)	The fair value of the interest rate swap derivative assets was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME.

Cash Flow Hedges of Interest Rate Risk

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of derivative financial instruments, in the form of interest rate swaps. We account for interest rate swaps that are classified as cash flow hedges on the balance sheet at fair value. We had no cash flow hedges as of December 31, 2023 and 2022. For more information regarding the fair value of the Company’s derivative financial instruments, see Note 25—Fair Value, to these financial statements.

The Company did not maintain any cash flow hedges on the balance sheet throughout the years ended December 31, 2023 and 2022 (See Note 15—Accumulated Other Comprehensive Income (Loss) for activity in accumulated comprehensive income (loss) and the amounts reclassified into earnings). With the Company not maintaining any cash flow hedges at December 31, 2023 and 2022, there was no collateral pledged.

Balance Sheet Fair Value Hedge

As of December 31, 2023 and 2022, the Company maintained loan swaps, with an aggregate notional amount of $9.2 million and $12.3 million, respectively, accounted for as a fair value hedge. The amortized cost basis of the loans being hedged were $9.7 million and $10.3 million, respectively, as of December 31, 2023 and 2022. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company maintains interest rate swap contracts with loan customers of respondent bank customers of the Correspondent Banking Division, in addition to loan customers of the Bank, that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customer’s variable rate loans with the Company and respondent bank customers to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a one-month SOFR floating rate plus a credit spread, with payments being calculated on the notional amount. During the second quarter of 2023, the Company transitioned the majority of these interest rate swap contracts to SOFR as the reference rate. For discussion related to reference rate reform, please refer to Accounting Standards Adopted within Note 1—Summary of Significant Accounting Policies. The interest rate swaps are settled monthly with varying maturities.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2023 and 2022, the interest rate swaps had an aggregate notional amount of approximately $22.6 billion and $20.9 billion, respectively. At December 31, 2023, the fair value of the interest rate swap derivatives is recorded in Other Assets at $169.0 million in Other Liabilities at $803.5 million. The fair value of derivative assets at December 31, 2023 was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2022, the fair value of the interest rate swap derivatives was recorded in Other Assets at $209.8 million and Other Liabilities at $1.0 billion. The fair value of derivative liabilities at December 31, 2022 was reduced by $824.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net gain of $596,000 and $174,000 recorded on these derivatives for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we provided $251.5 million of cash collateral on the counterparty, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). The Company also provided $104.1 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. Counterparties provided $45.2 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Balance Sheet Economic Hedge

During 2023, management began executing a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s Assumable Rate Conversion (“ARC”) program and its transition from LIBOR to SOFR after June 30, 2023. The Company is required to execute the correspondent side of its back-to-back swaps with customers with the central clearinghouses (CME or LCH). Term SOFR was not available to execute through CME and LCH, and therefore, management elected to convert to the CME-eligible daily SOFR. Because many of the respondent bank customers converted to Term SOFR, this created interest rate basis risk. To address this risk, monthly interest rate hedges were executed to minimize the impact of accrual mismatches between the monthly Term SOFR used by the customer and the daily SOFR rates used by the central clearinghouses.

As of December 31, 2023, the Company maintained an aggregate notional amount of $1.7 billion short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net loss of $5,000 for these derivatives for the year ended December 31, 2023. The Company did not have any of these short-term interest rate hedges at December 31, 2022.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2023 and 2022, there were no outstanding contracts or agreements related to foreign currency. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2023 or 2022.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On December 31, 2023, the Company had derivative financial instruments outstanding with notional amounts totaling $142.0 million related to MSRs, compared to $35.0 million on December 31, 2022. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $2.6 million at December 31, 2023, compared to a loss of $163,000 at December 31, 2022.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

(Dollars in thousands)	2023	2022
Mortgage loan pipeline	$65,051	$40,850
Expected closures	54,993	37,210
Fair value of mortgage loan pipeline commitments	1,154	524
Forward sales commitments	77,500	51,000
Fair value of forward commitments	(947)	276

Note 29—Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.6 billion and $6.6 billion at December 31, 2023 and 2022, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31, 2023 and 2022 were $16.5 million and $16.2 million, respectively. Servicing fees are recorded in Mortgage Banking Income in the Company’s Consolidated Statements of Income.

At December 31, 2023 and 2022, MSRs were $85.2 million and $86.6 million, respectively, on the Company’s Consolidated Balance Sheets. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the years ended December 31, 2023 and 2022 were loss of $1.3 million and gain of $14.9 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
(Decrease)/increase in fair value of MSRs	$(1,350)	$14,886	$9,930
Decay of MSRs	(8,540)	(9,897)	(14,863)
Loss related to derivatives	(1,420)	(18,212)	(4,892)
Net effect on Consolidated Statements of Net Income	$(11,310)	$(13,223)	$(9,825)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2023		2022
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.03	years	8.37	years
Constant Prepayment rate (CPR)	7.0%		6.4%
Estimated impact on fair value of a 10% increase	$(522)		$(129)
Estimated impact on fair value of a 20% increase	(1,014)		(266)
Estimated impact on fair value of a 10% decrease	551		118
Estimated impact on fair value of a 20% decrease	1,128		219
Weighted average discount rate	10.7%		10.0%
Estimated impact on fair value of a 10% increase	$(3,270)		$(2,554)
Estimated impact on fair value of a 20% increase	(6,458)		(5,321)
Estimated impact on fair value of a 10% decrease	3,242		2,158
Estimated impact on fair value of a 20% decrease	6,283		3,831
Effect on fair value due to change in interest rates
25 basis point increase	$1,647		$774
50 basis point increase	3,189		1,428
25 basis point decrease	(1,723)		(902)
50 basis point decrease	(3,501)		(1,938)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the residential MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. The derivative instruments utilized by the Company would serve to reduce the estimated impacts to fair value included in the table above.

Whole loan sales were $859.9 million and $1.6 billion, respectively, for the years ended December 31, 2023 and 2022, of which $679.8 million and $1.2 billion, respectively, or 79.1% and 76.7%, respectively, were sold with servicing rights retained by the Company.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the years ended December 31, 2023 and 2022 were approximately $1.6 million and $7.7 million, respectively. There were approximately $8,000 and $82,000 in loss reimbursement and settlement claims paid during the years ended December 31, 2023 and 2022, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2023, loans held for sale were $50.9 million, compared to $29.0 million at December 31, 2022. Please see Note 25 — Fair Value, under the “Fair Value Option”, section in this Form 10-K for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 30—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low income housing tax credits and operating loss benefits over an extended period. The tax credits and the operating loss tax benefits that are generated by each of the properties are expected to exceed the total value of the investment made by the Company. For the year ended December 31, 2023, tax credits and other tax benefits of $16.4 million and amortization of $9.6 million were recorded. For the year ended December 31, 2022, the Company recorded tax credits and other tax benefits of $16.1 million and amortization of $9.7 million. At December 31, 2023 and 2022, the Company’s carrying value of QAHPs was $101.8 million and $100.0 million, respectively, with an original investment of $170.7 million and $159.2 million respectively. The Company had $12.5 million and $7.1 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at December 31, 2023 and 2022, respectively. None of the original investment will be repaid. The investment in QAHPs was accounted for using the equity method. Effective January 1, 2024, the Company has elected to adopt ASU No. 2023-02 and apply the proportional amortization method for its low-income housing tax credits and will apply the changes to the accounting treatment under the modified retrospective transition method. See Recent Accounting and Regulatory Pronouncements under Note 1—Summary of Significant Accounting Policies for additional information regarding ASU No. 2023-02.

Note 31—Subsequent Events

On January 25, 2024, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.52 per share. The dividend was paid on February 16, 2024 to shareholders of record as of February 9, 2024.