Form 10-Q
period 2024-03-31
SouthState Corp
filed 2024-05-03
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2024
Common Stock, $2.50 par value	76,188,904

SouthState Corporation and Subsidiaries

March 31, 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$478,271	$510,922
Federal funds sold and interest-earning deposits with banks	493,378	236,435
Deposits in other financial institutions (restricted cash)	237,808	251,520
Total cash and cash equivalents	1,209,457	998,877
Trading securities, at fair value	66,188	31,321
Investment securities:
Securities held to maturity (fair value of $2,016,567 and $2,084,736)	2,446,589	2,487,440
Securities available for sale, at fair value	4,598,400	4,784,388
Other investments	187,285	192,043
Total investment securities	7,232,274	7,463,871
Loans held for sale	56,553	50,888
Loans:
Acquired - non-purchased credit deteriorated loans	4,534,583	4,796,913
Acquired - purchased credit deteriorated loans	1,031,283	1,108,813
Non-acquired loans	27,101,444	26,482,763
Less allowance for credit losses	(469,654)	(456,573)
Loans, net	32,197,656	31,931,916
Premises and equipment, net	512,635	519,197
Bank owned life insurance (“BOLI”)	997,562	991,454
Deferred tax assets	170,818	164,354
Derivatives assets	176,784	172,939
Mortgage servicing rights	87,970	85,164
Core deposit and other intangibles	83,193	88,776
Goodwill	1,923,106	1,923,106
Other assets	430,642	480,161
Total assets	$45,144,838	$44,902,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,546,410	$10,649,274
Interest-bearing	26,632,024	26,399,635
Total deposits	37,178,434	37,048,909
Federal funds purchased	273,367	248,162
Securities sold under agreements to repurchase	281,324	241,023
Corporate and subordinated debentures	391,812	391,904
Other borrowings	—	100,000
Reserve for unfunded commitments	53,229	56,303
Derivative liabilities	954,788	804,486
Other liabilities	464,875	478,139
Total liabilities	39,597,829	39,368,926
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,177,163 and 76,022,039 shares issued and outstanding, respectively	190,443	190,055
Surplus	4,230,345	4,240,413
Retained earnings	1,749,215	1,685,166
Accumulated other comprehensive loss	(622,994)	(582,536)
Total shareholders’ equity	5,547,009	5,533,098
Total liabilities and shareholders’ equity	$45,144,838	$44,902,024

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans, including fees	$463,688	$393,366
Investment securities:
Taxable	39,745	41,565
Tax-exempt	5,568	6,557
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	8,254	8,921
Total interest income	517,255	450,409
Interest expense:
Deposits	160,162	55,942
Federal funds purchased and securities sold under agreements to repurchase	4,727	2,853
Corporate and subordinated debentures	6,009	5,735
Other borrowings	2,421	4,616
Total interest expense	173,319	69,146
Net interest income	343,936	381,263
Provision for credit losses	12,686	33,091
Net interest income after provision for credit losses	331,250	348,172
Noninterest income:
Fees on deposit accounts	33,145	29,859
Mortgage banking income	6,169	4,332
Trust and investment services income	10,391	9,937
Correspondent banking and capital markets income	4,311	13,594
SBA income	4,363	3,722
Securities gains, net	—	45
Other income	13,179	9,866
Total noninterest income	71,558	71,355
Noninterest expense:
Salaries and employee benefits	150,453	144,060
Occupancy expense	22,577	21,533
Information services expense	22,353	19,925
OREO and loan related expense	606	169
Amortization of intangibles	5,998	7,299
Supplies, printing and postage expense	2,540	2,640
Professional fees	3,115	3,702
FDIC assessment and other regulatory charges	8,534	6,294
FDIC special assessment	3,854	—
Advertising and marketing	1,984	2,118
Merger, branch consolidation, severance related and other expense	4,513	9,412
Other expense	22,763	23,353
Total noninterest expense	249,290	240,505
Earnings:
Income before provision for income taxes	153,518	179,022
Provision for income taxes	38,462	39,096
Net income	$115,056	$139,926
Earnings per common share:
Basic	$1.51	$1.84
Diluted	$1.50	$1.83
Weighted average common shares outstanding:
Basic	76,301	75,902
Diluted	76,660	76,389

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$115,056	$139,926
Other comprehensive income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(53,576)	72,772
Tax effect	13,118	(9,501)
Reclassification adjustment for gains included in net income	—	45
Tax effect	—	(12)
Net of tax amount	(40,458)	63,304
Other comprehensive (loss) income, net of tax	(40,458)	63,304
Comprehensive income	$74,598	$203,230

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	139,926	—	139,926
Other comprehensive income, net of tax effects	—	—	—	—	63,304	63,304
Total comprehensive income						203,230
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,912)	—	(37,912)
Cash dividend equivalents paid on restricted stock units	—	—	—	(420)	—	(420)
Stock options exercised	23,516	59	1,114	—	—	1,173
Restricted stock awards (forfeits)	(2,233)	(5)	5	—	—	—
Stock issued pursuant to restricted stock units	177,708	444	(444)	—	—	—
Common stock repurchased	(43,889)	(110)	(3,306)	—	—	(3,416)
Share-based compensation expense	—	—	11,422	—	—	11,422
Balance, March 31, 2023	75,859,665	$189,649	$4,224,503	$1,448,636	$(613,784)	$5,249,004
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	115,056	—	115,056
Other comprehensive loss, net of tax effects	—	—	—	—	(40,458)	(40,458)
Total comprehensive income						74,598
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,598)	—	(39,598)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,163)	—	(1,163)
Stock options exercised	6,349	16	375	—	—	391
Restricted stock awards (forfeits)	(64)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	344,376	861	(861)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased	(95,537)	(238)	(7,715)	—	—	(7,953)
Share-based compensation expense	—	—	5,867	—	—	5,867
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, March 31, 2024	76,177,163	$190,443	$4,230,345	$1,749,215	$(622,994)	$5,547,009

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$115,056	$139,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,079	15,015
Provision for credit losses	12,686	33,091
Deferred income taxes	2,137	3,127
Gains on sale of securities, net	—	(45)
Share-based compensation expense	5,867	11,422
Accretion of discount related to acquired loans	(4,287)	(7,398)
Gains on disposal of premises and equipment	(8)	(65)
Gains on sale of bank properties held for sale and repossessed real estate	(155)	(514)
Net amortization of premiums and discounts on investment securities	4,816	5,358
Bank properties held for sale and repossessed real estate write downs	18	410
Fair value adjustment for loans held for sale	144	9
Originations and purchases of loans held for sale	(228,440)	(157,683)
Proceeds from sales of loans held for sale	225,355	160,808
Gains on sales of loans held for sale	(2,724)	(1,456)
Increase in cash surrender value of BOLI	(6,700)	(5,906)
Net change in:
Accrued interest receivable	(6,120)	(3,921)
Prepaid assets	(115)	2,406
Operating leases	80	72
Bank owned life insurance	(200)	(930)
Trading securities	(34,868)	15,225
Derivative assets	(3,844)	51,729
Miscellaneous other assets	14,427	(115,557)
Accrued interest payable	(11,935)	14,193
Accrued income taxes	32,734	36,423
Derivative liabilities	150,302	(227,559)
Miscellaneous other liabilities	(646)	91,201
Net cash provided by operating activities	277,659	59,381
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	125,298
Proceeds from maturities and calls of investment securities held to maturity	39,811	45,308
Proceeds from maturities and calls of investment securities available for sale	128,636	110,287
Proceeds from sales and redemptions of other investment securities	59,375	25,500
Purchases of other investment securities	(54,616)	(63,773)
Net increase in loans	(283,413)	(518,335)
Recoveries of loans previously charged off	5,261	3,589
Purchases of premises and equipment	(5,511)	(7,642)
Proceeds from redemption and payout of bank owned life insurance policies	792	3,794
Proceeds from sale of bank properties held for sale and repossessed real estate	3,698	1,511
Proceeds from sale of premises and equipment	12	616
Net cash used in investing activities	(105,955)	(273,847)
Cash flows from financing activities:
Net increase in deposits	129,678	51,450
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	65,506	(12,309)
Proceeds from borrowings	1,150,000	2,150,000
Repayment of borrowings	(1,250,000)	(1,250,000)
Common stock repurchases	(15,938)	(3,416)
Dividends paid	(40,761)	(38,333)
Stock options exercised	391	1,173
Net cash provided by financing activities	38,876	898,565
Net increase in cash and cash equivalents	210,580	684,099
Cash and cash equivalents at beginning of period	998,877	1,312,563
Cash and cash equivalents at end of period	$1,209,457	$1,996,662
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$185,254	$54,953
Income taxes	$147	$2,400
Recognition of operating lease assets in exchange for lease liabilities	$2,544	$—
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$940	$2,826

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2024, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company had $2.4 billion and $2.5 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2024 and December 31, 2023, the accrued interest receivables for all investment securities recorded in Other Assets were $25.8 million and $26.5 million, respectively.

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

The Company’s ACL is calculated using collectively evaluated and individually evaluated loans. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2024 and December 31, 2023, the accrued interest receivables for loans recorded in Other Assets were $131.0 million and $127.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2024 and December 31, 2023, the liabilities recorded for expected credit losses on unfunded commitments were $53.2 million and $56.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

Reclassification and Correction

Certain amounts previously reported have been reclassified to conform to the current quarter’s presentation. Such reclassifications had no effect on net income and shareholders’ equity.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this update allow the option for an entity to apply the proportional amortization method of accounting to other equity investments, in addition to the previously permitted low-income housing tax credit (“LIHTC”) structured investments, that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line within income tax expense on the consolidated statements of income. Prior to this update, the application of the proportional amortization method of accounting was limited to LIHTC structured investments. Under this update, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. Also under this update, LIHTC structured investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. The amendments in this update also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including the nature of tax equity investments, the effect of tax equity investments and related income tax credits and other income tax benefits on the financial position and results of operations.

The Company adopted ASU 2023-02 effective January 1, 2024, and changed the accounting method of its LIHTC structured investments from the equity method to the proportional amortization method. The Company adopted ASU 2023-02 using the modified retrospective approach. Under this adoption approach, management was required to verify the LIHTCs met the conditions for proportional amortization method as of the date the investments were originally made by the Bank. In addition, management evaluated the actual tax credits and other income tax benefits received, as well as the remaining benefits expected to be received, as of the adoption date. The cumulative difference between the equity method and proportional amortization method resulted in a one-time cumulative effect adjustment recorded through retained earnings as of January 1, 2024. The cumulative effect resulting from the adoption of proportional amortization method was a net reduction to retained earnings of $9.4 million, which reflects the amortization expense in proportion to the tax credits and benefits realized on a life-to-date basis of all LIHTCs as of December 31, 2023. Additionally, the proportional amortization method does not require deferred taxes be tracked as was the case with the equity method; therefore, deferred taxes of $836,000 were written-off as an additional reduction to retained earnings effective January 1, 2024.

Issued But Not Yet Adopted Accounting Standards

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

Note 4 — Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2024:
U.S. Government agencies	$197,269	$—	$(25,821)	$171,448
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,406,440	—	(246,764)	1,159,676
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	437,718	—	(72,593)	365,125
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	352,399	—	(73,294)	279,105
Small Business Administration loan-backed securities	52,763	—	(11,550)	41,213
	$2,446,589	$—	$(430,022)	$2,016,567
December 31, 2023:
U.S. Government agencies	$197,267	$—	$(24,607)	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	—	(227,312)	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	—	(68,139)	376,744
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	—	(71,327)	282,728
Small Business Administration loan-backed securities	53,133	—	(11,319)	41,814
	$2,487,440	$—	$(402,704)	$2,084,736

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2024:
U.S. Treasuries	$24,920	$—	$(333)	$24,587
U.S. Government agencies	246,118	—	(22,313)	223,805
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,780,838	161	(288,576)	1,492,423
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	611,044	4	(102,936)	508,112
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,213,549	767	(202,099)	1,012,217
State and municipal obligations	1,127,834	2	(167,477)	960,359
Small Business Administration loan-backed securities	393,770	52	(43,779)	350,043
Corporate securities	30,521	—	(3,667)	26,854
	$5,428,594	$986	$(831,180)	$4,598,400
December 31, 2023:
U.S. Treasuries	$74,720	$—	$(830)	$73,890
U.S. Government agencies	246,089	—	(21,383)	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,822,104	294	(264,092)	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	626,735	—	(99,313)	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,217,125	1,516	(194,471)	1,024,170
State and municipal obligations	1,129,750	2	(152,291)	977,461
Small Business Administration loan-backed securities	413,950	86	(42,350)	371,686
Corporate securities	30,533	—	(3,786)	26,747
	$5,561,006	$1,898	$(778,516)	$4,784,388

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2024:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,375
$187,285
December 31, 2023:
Federal Home Loan Bank stock	$22,836
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,383
$192,043

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2024, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at March 31, 2024 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$64,365	$63,576	$157,891	$155,556
Due after one year through five years	36,550	32,413	262,765	246,685
Due after five years through ten years	468,529	399,174	1,295,555	1,111,329
Due after ten years	1,877,145	1,521,404	3,712,383	3,084,830
	$2,446,589	$2,016,567	$5,428,594	$4,598,400

During the three months ended March 31, 2024, there were no sales of securities available for sale and therefore, there were no gains or losses on sale securities available for sale. During the three months ended March 31, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million realized from the sale of available for sale securities.

There were no sales of held to maturity securities during the three months ended March 31, 2024 or March 31, 2023.

Information pertaining to our securities with gross unrealized losses at March 31, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$25,821	$171,448
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	246,764	1,159,676
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,593	365,125
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	73,294	279,105
Small Business Administration loan-backed securities	—	—	11,550	41,213
	$—	$—	$430,022	$2,016,567
Securities Available for Sale
U.S. Treasuries	$—	$—	$333	$24,597
U.S. Government agencies	—	—	22,313	223,805
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	135	8,878	288,441	1,473,944
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	102,936	506,900
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	63	14,929	202,036	932,902
State and municipal obligations	1,981	19,989	165,496	936,573
Small Business Administration loan-backed securities	62	16,734	43,717	317,469
Corporate securities	10	489	3,657	26,366
	$2,251	$61,019	$828,929	$4,442,556
December 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,607	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	227,312	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	68,139	376,745
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	71,327	282,728
Small Business Administration loan-backed securities	—	—	11,319	41,814
	$—	$—	$402,704	$2,084,737
Securities Available for Sale
U.S. Treasuries	$—	$—	$830	$73,890
U.S. Government agencies	—	—	21,383	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122	9,358	263,970	1,539,208
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	99,313	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	7,959	194,380	955,059
State and municipal obligations	177	6,340	152,114	967,305
Small Business Administration loan-backed securities	128	42,447	42,222	304,770
Corporate securities	18	480	3,768	26,267
	$536	$66,584	$777,980	$4,618,627

The Company’s valuation methodology for securities impairment is disclosed in Note 1—Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2023. All debt securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities. Management continues to monitor all of the securities with a high degree of scrutiny. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At March 31, 2024, investment securities with a market value of $2.2 billion and a carrying value of $2.4 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 19 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $2.4 billion carrying value of investment securities pledged, $2.2 billion were pledged to secure public funds deposits, $145.4 million were pledged to secure FHLB advances and $111.2 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2023, investment securities with a market value of $3.0 billion and a carrying value of $3.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $3.2 billion carrying value of investment securities pledged, $2.4 billion were pledged to secure public funds deposits, $729.4 million were pledged to secure FHLB advances and $115.0 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At March 31, 2024 and December 31, 2023, trading securities, at estimated fair value, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
U.S. Government agencies	$10,352	$1,537
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	11,383	14,461
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	1,148	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	8,467	—
State and municipal obligations	31,263	14,620
Other debt securities	3,575	703
	$66,188	$31,321

Net gains (losses) on trading securities for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Net gains (losses) on sales transaction	$54	$(139)
Net mark to mark gains (losses)	12	(6)
Net gains (losses) on trading securities	$66	$(145)

Note 5 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Loans:
Construction and land development (1)	$2,437,343	$2,923,514
Commercial non-owner occupied	9,112,474	8,571,634
Commercial owner occupied real estate	5,511,855	5,497,671
Consumer owner occupied (2)	6,814,472	6,595,005
Home equity loans	1,408,594	1,398,445
Commercial and industrial	5,544,131	5,504,539
Other income producing property	640,055	656,334
Consumer	1,196,895	1,233,650
Other loans	1,491	7,697
Total loans	32,667,310	32,388,489
Less allowance for credit losses	(469,654)	(456,573)
Loans, net	$32,197,656	$31,931,916
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods March 31, 2024 and December 31, 2023, to include net deferred costs of $73.5 million and $68.0 million, respectively, and unamortized discount total related to loans acquired of $47.0 million and $51.3 million, respectively. Accrued interest receivables of $131.0 million and $127.0 million, respectively, are accounted for separately and reported in other assets for the periods March 31, 2024 and December 31, 2023.

As part of the ongoing monitoring of the credit quality of our loan portfolio, management tracks certain credit quality indicators, including trends related to (i) the level of classified loans, (ii) net charge-offs, (iii) non-performing loans (see details below), and (iv) the general economic conditions of the markets that we serve.

The Company utilizes a risk grading matrix to assign a risk grade to each commercial loan. Classified loans are assessed at a minimum of every six months. A description of the general characteristics of the risk grades is as follows:

●	Pass—These loans range from minimal credit risk to average, however, are still an acceptable credit risk.
●	Special mention—A special mention loan has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or the Bank’s credit position at some future date.
●	Substandard—A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness, or weaknesses, that may jeopardize the liquidation of the debt. A substandard loan is characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.
●	Doubtful—A doubtful loan has all of the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of the currently existing facts, conditions and values, highly questionable and improbable.

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner occupied loans are collateralized by 1-4 family owner occupied properties with a business intent.

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending March 31, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$35,066	$473,874	$1,000,523	$180,743	$10,816	$19,062	$50,450	$1,770,534
Special mention	745	1,682	9,808	16,397	—	444	—	29,076
Substandard	—	140	12,825	252	—	625	—	13,842
Doubtful	—	—	—	—	1	5	—	6
Total Construction and land development	$35,811	$475,696	$1,023,156	$197,392	$10,817	$20,136	$50,450	$1,813,458
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$1,475	$—	$1,475

Commercial non-owner occupied
Risk rating:
Pass	$107,887	$868,623	$2,517,853	$2,096,226	$638,979	$2,146,534	$88,091	$8,464,193
Special mention	251	18,178	113,268	51,150	11,975	24,327	92	219,241
Substandard	9,421	68,144	94,125	46,638	75,312	132,713	—	426,353
Doubtful	—	—	—	1	—	2,686	—	2,687
Total Commercial non-owner occupied	$117,559	$954,945	$2,725,246	$2,194,015	$726,266	$2,306,260	$88,183	$9,112,474
Commercial non-owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$71	$—	$71

Commercial Owner Occupied
Risk rating:
Pass	$109,773	$567,722	$1,014,720	$1,064,707	$625,627	$1,736,191	$80,895	$5,199,635
Special mention	546	1,916	50,708	18,272	1,124	16,233	6,530	95,329
Substandard	6,055	27,372	36,626	31,846	27,093	80,001	7,890	216,883
Doubtful	—	3	—	—	1	4	—	8
Total commercial owner occupied	$116,374	$597,013	$1,102,054	$1,114,825	$653,845	$1,832,429	$95,315	$5,511,855
Commercial owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial and industrial
Risk rating:
Pass	$724,949	$877,565	$1,069,116	$618,382	$345,615	$553,640	$1,104,937	$5,294,204
Special mention	590	2,281	9,120	3,476	626	4,397	17,388	37,878
Substandard	13,723	35,119	28,743	24,535	4,334	20,473	85,001	211,928
Doubtful	—	2	19	65	1	28	6	121
Total commercial and industrial	$739,262	$914,967	$1,106,998	$646,458	$350,576	$578,538	$1,207,332	$5,544,131
Commercial and industrial
Current-period gross charge-offs	$—	$515	$966	$126	$7	$1,106	$420	$3,140

Other income producing property
Risk rating:
Pass	$12,698	$55,905	$125,282	$93,363	$49,758	$132,751	$41,024	$510,781
Special mention	91	512	257	161	825	2,408	266	4,520
Substandard	615	686	3,818	2,370	401	5,511	1,570	14,971
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$13,404	$57,103	$129,357	$95,894	$50,984	$140,670	$42,860	$530,272
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner occupied
Risk rating:
Pass	$1,274	$18,235	$4,270	$3,798	$556	$267	$26,917	$55,317
Special mention	21	232	332	—	15	268	—	868
Substandard	923	24	—	—	6	1,724	150	2,827
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner occupied	$2,218	$18,491	$4,602	$3,798	$577	$2,260	$27,067	$59,013
Consumer owner occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$1,491	$—	$—	$—	$—	$—	$—	$1,491
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$1,491	$—	$—	$—	$—	$—	$—	$1,491
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$993,138	$2,861,924	$5,731,764	$4,057,219	$1,671,351	$4,588,445	$1,392,314	$21,296,155
Special mention	2,244	24,801	183,493	89,456	14,565	48,077	24,276	386,912
Substandard	30,737	131,485	176,137	105,641	107,146	241,047	94,611	886,804
Doubtful	—	5	19	66	3	2,724	6	2,823
Total Commercial Loans	$1,026,119	$3,018,215	$6,091,413	$4,252,382	$1,793,065	$4,880,293	$1,511,207	$22,572,694
Commercial Loans
Current-period gross charge-offs	$—	$515	$966	$126	$7	$2,652	$420	$4,686

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending December 31, 2023:

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

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 family residential properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending March 31, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Consumer owner occupied
Days past due:
Current	$179,144	$1,025,871	$2,226,767	$1,626,546	$616,378	$1,059,905	$—	$6,734,611
30 days past due	—	1,471	3,070	1,617	402	3,234	—	9,794
60 days past due	—	195	160	328	224	339	—	1,246
90 days past due	—	1,156	2,916	975	1,495	3,266	—	9,808
Total Consumer owner occupied	$179,144	$1,028,693	$2,232,913	$1,629,466	$618,499	$1,066,744	$—	$6,755,459
Consumer owner occupied
Current-period gross charge-offs	$—	$108	$182	$—	$12	$41	$—	$343

Home equity loans
Days past due:
Current	$2,263	$6,032	$5,453	$2,604	$1,420	$12,653	$1,371,195	$1,401,620
30 days past due	—	147	11	174	—	983	1,481	2,796
60 days past due	—	69	—	53	—	216	1,482	1,820
90 days past due	—	71	302	283	427	709	566	2,358
Total Home equity loans	$2,263	$6,319	$5,766	$3,114	$1,847	$14,561	$1,374,724	$1,408,594
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Consumer
Days past due:
Current	$46,549	$277,649	$279,610	$128,520	$68,194	$191,345	$186,563	$1,178,430
30 days past due	6	523	447	30	157	1,568	6,751	9,482
60 days past due	—	188	159	74	8	512	4,138	5,079
90 days past due	—	323	164	45	161	1,057	2,154	3,904
Total consumer	$46,555	$278,683	$280,380	$128,669	$68,520	$194,482	$199,606	$1,196,895
Consumer
Current-period gross charge-offs	$—	$279	$547	$86	$10	$210	$1,365	$2,497

Construction and land development
Days past due:
Current	$8,360	$150,103	$338,834	$89,736	$16,412	$20,306	$—	$623,751
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	47	—	—	63	—	110
90 days past due	—	—	—	—	1	23	—	24
Total Construction and land development	$8,360	$150,103	$338,881	$89,736	$16,413	$20,392	$—	$623,885
Construction and land development
Current-period gross charge-offs	$—	$—	$304	$—	$—	$—	$—	$304

Other income producing property
Days past due:
Current	$1,119	$6,292	$42,762	$17,490	$4,119	$37,399	$197	$109,378
30 days past due	—	—	—	—	—	271	—	271
60 days past due	—	—	—	—	—	13	—	13
90 days past due	—	—	—	—	—	121	—	121
Total other income producing property	$1,119	$6,292	$42,762	$17,490	$4,119	$37,804	$197	$109,783
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$237,435	$1,465,947	$2,893,426	$1,864,896	$706,523	$1,321,608	$1,557,955	$10,047,790
30 days past due	6	2,141	3,528	1,821	559	6,056	8,232	22,343
60 days past due	—	452	366	455	232	1,143	5,620	8,268
90 days past due	—	1,550	3,382	1,303	2,084	5,176	2,720	16,215
Total Consumer Loans	$237,441	$1,470,090	$2,900,702	$1,868,475	$709,398	$1,333,983	$1,574,527	$10,094,616
Consumer Loans
Current-period gross charge-offs	$—	$387	$1,033	$86	$22	$361	$1,365	$3,254

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending March 31, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$1,263,560	$4,488,305	$8,992,115	$6,120,857	$2,502,463	$6,214,276	$3,085,734	$32,667,310

Current-period gross charge-offs	$—	$902	$1,999	$212	$29	$3,013	$1,785	$7,940

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2023:

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
Consumer Loans
Current-period gross charge-offs	$441	$1,676	$598	$344	$217	$587	$8,562	$12,425

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$4,676,676	$8,985,446	$6,291,335	$2,591,604	$2,079,547	$4,459,113	$3,304,768	$32,388,489

Current-period gross charge-offs	$7,713	$4,973	$13,818	$977	$982	$2,479	$9,706	$40,648

The following table presents an aging analysis of past due accruing loans, segregated by class.

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2024
Construction and land development	$45	$63	$—	$108	$2,435,673	$1,562	$2,437,343
Commercial non-owner occupied	4,175	7,895	70	12,140	9,092,461	7,873	9,112,474
Commercial owner occupied	9,183	1,252	80	10,515	5,446,445	54,895	5,511,855
Consumer owner occupied	6,682	80	—	6,762	6,782,182	25,528	6,814,472
Home equity loans	2,106	1,226	—	3,332	1,398,638	6,624	1,408,594
Commercial and industrial	22,510	7,243	2,482	32,235	5,447,024	64,872	5,544,131
Other income producing property	313	52	—	365	636,958	2,732	640,055
Consumer	9,253	4,776	—	14,029	1,177,312	5,554	1,196,895
Other loans	—	—	—	—	1,491	—	1,491
	$54,267	$22,587	$2,632	$79,486	$32,418,184	$169,640	$32,667,310
December 31, 2023
Construction and land development	$624	$—	$—	$624	$2,921,457	$1,433	$2,923,514
Commercial non-owner occupied	2,194	123	1,378	3,695	8,546,630	21,309	8,571,634
Commercial owner occupied	3,852	1,141	988	5,981	5,446,803	44,887	5,497,671
Consumer owner occupied	7,903	552	920	9,375	6,560,359	25,271	6,595,005
Home equity loans	6,500	1,326	—	7,826	1,385,687	4,932	1,398,445
Commercial and industrial	25,231	7,194	9,193	41,618	5,399,390	63,531	5,504,539
Other income producing property	569	570	—	1,139	651,993	3,202	656,334
Consumer	13,212	7,370	—	20,582	1,207,411	5,657	1,233,650
Other loans	—	—	—	—	7,697	—	7,697
	$60,085	$18,276	$12,479	$90,840	$32,127,427	$170,222	$32,388,489

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of March 31, 2024 and December 31, 2023:

	March 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2024	90 Days Accruing(1)	with no allowance(1)	2023
Construction and land development	$1,562	$—	$—	$1,433
Commercial non-owner occupied	7,873	70	2,799	21,309
Commercial owner occupied real estate	54,895	80	20,675	44,887
Consumer owner occupied	25,528	—	—	25,271
Home equity loans	6,624	—	—	4,932
Commercial and industrial	64,872	2,482	27,065	63,531
Other income producing property	2,732	—	—	3,202
Consumer	5,554	—	—	5,657
Total loans on nonaccrual status	$169,640	$2,632	$50,539	$170,222
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2024.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions on individually evaluated loans.

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	March 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2024	Coverage	%	2023	Coverage	%
Commercial owner occupied real estate
Church	$4,671	$8,391	180%	$3,537	$6,705	190%
Industrial	7,049	13,950	198%	7,172	15,273	213%
Other	16,032	29,202	182%	12,231	23,747	194%
Commercial non-owner occupied real estate
Retail	—	—		3,216	4,208	131%
Other	—	—		12,607	29,182	231%
Office	2,799	2,799	100%	—	—
Commercial and industrial
Other	43,289	54,810	127%	44,116	46,114	105%
Total collateral dependent loans	$73,840	$109,152		$82,879	$125,229

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $9.0 million during the three months ended March 31, 2024.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $16,000 and $12,000 as of March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Consumer owner occupied	$923	0.01%	9.00 to 5.00%	$—	—	—
Total interest rate reductions	$923			$—

	Three Months Ended March 31,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$—	—	—	$260	0.04%	12 months
Commercial non-owner occupied	—	—	—	—	—	—
Commercial owner occupied real estate	—	—	—	2,105	0.02%	8 months
Commercial and industrial	—	—	—	1,145	0.02%	10 months
Consumer	—			282	0.02%	6 months
Total term extensions	$—			$3,792

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate, for borrowers willing to continue to pay, to minimize losses for the Bank. At March 31, 2024, the Company had no remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2024 and 2023, by type of modification. There were no subsequent defaults.

	March 31,
	2024			2023
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial owner occupied real estate	$839	$—	$—	$—	$—	$—
Consumer owner occupied	923	—	—	—	—	—
Total interest rate reductions	$1,762	$—	$—	$—	$—	$—

Term extension
Construction and land development	$—	$—	$—	$260	$—	$—
Commercial non-owner occupied	1,241	—	—	—	—	—
Commercial owner occupied real estate	7,075	—	—	2,105	—	—
Consumer owner occupied	—	—	—	282	—	—
Commercial and industrial	1,596	—	—	1,145	—	—
Other income producing property	337	—	—	—	—	—
Total term extensions	$10,249	$—	$—	$3,792	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner occupied	$258	$—	$—	$—	$—	$—
Total combinations	$258	$—	$—	$—	$—	$—
	$12,269	$—	$—	$3,792	$—	$—

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2024 and 2023.

	March 31, 2024			March 31, 2023
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$—	$—	$—	$260	$—	$—
Commercial non-owner occupied	1,241	—	—	—	—	—
Commercial owner occupied real estate	7,914	—	—	2,105	—	—
Consumer owner occupied	923	258	—	282	—	—
Commercial and industrial	1,596	—	—	1,145	—	—
Other income producing property	337	—	—	—	—	—
Total	$12,011	$258	$—	$3,792	$—	$—

Note 6 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023, as follows:

	Residential	Residential		Residential	Comm Constr.				CRE Owner	Non-Owner
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(343)	—	(110)	(304)	(1,475)	(2,497)	—	—	—	(71)	(3,140)	(7,940)
Recoveries	123	39	292	7	1,007	1,125	25	—	103	10	2,530	5,261
Net (charge offs) recoveries	(220)	39	182	(297)	(468)	(1,372)	25	—	103	(61)	(610)	(2,679)
Provision (recovery) (1)	9,652	446	600	(175)	(4,444)	1,394	3,221	(24)	914	(2,296)	6,472	15,760
Balance at end of period March 31, 2024	$87,484	$1,230	$11,724	$4,552	$60,860	$23,353	$17,012	$876	$72,597	$134,698	$55,268	$469,654

Three Months Ended March 31, 2023
Allowance for credit losses:
Balance at end of period December 31, 2023	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(2)	—	(39)	—	—	(2,729)	—	—	—	(51)	(1,806)	(4,627)
Recoveries	294	5	245	72	258	584	—	—	293	106	1,732	3,589
Net (charge offs) recoveries	292	5	206	72	258	(2,145)	—	—	293	55	(74)	(1,038)
Provision (recovery) (1)	4,871	(61)	(774)	130	9,401	2,697	1,823	30	(835)	3,933	(5,976)	15,239
Balance at end of period March 31, 2023	$77,351	$349	$14,318	$9,176	$55,069	$23,319	$5,507	$879	$57,541	$82,473	$44,663	$370,645

(1)	A negative provision (recovery) for credit losses for unfunded commitments of ($3.1) million was recorded during the first quarter of 2024, compared to $17.9 million recorded during the first quarter of 2023, that is not included in the above table.

Note 7 — Leases

As of March 31, 2024 and December 31, 2023, we had operating right-of-use (“ROU”) assets of $99.7 million and $100.3 million, respectively, and operating lease liabilities of $107.7 million and $108.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117
Interest on lease liabilities – finance leases	9	11
Operating lease cost (cost resulting from lease payments)	4,277	4,240
Short-term lease cost	139	109
Variable lease cost (cost excluded from lease payments)	797	634
Total lease cost	$5,339	$5,111
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$9	$11
Finance lease – financing cash flows	119	110
Operating lease – operating cash flows (fixed payments)	4,193	4,097
Operating lease – operating cash flows (net change asset/liability)	(3,367)	(3,287)
New ROU assets – operating leases	2,544	—
New ROU assets – finance leases	—	—
Weighted – average remaining lease term (years) – finance leases	4.18	5.18
Weighted – average remaining lease term (years) – operating leases	9.09	9.88
Weighted – average discount rate - finance leases	1.7%	1.7%
Weighted – average discount rate - operating leases	3.2%	3.0%

Operating lease payments due:
2024 (excluding 3 months ended March 31, 2024)	$12,323
2025	15,057
2026	14,594
2027	13,532
2028	12,891
Thereafter	57,389
Total undiscounted cash flows	125,786
Discount on cash flows	(18,051)
Total operating lease liabilities	$107,735

As of March 31, 2024, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At March 31, 2024, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2024, we had no additional operating leases that have not yet commenced.

Equipment Lessor

SouthState has an Equipment Finance Group which goes to market through intermediaries. The Equipment Finance Group is primarily focused on serving the construction and utility segments. Lease terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In the event the equipment is returned, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans on the Consolidated Balance Sheets.

The estimated residual values for direct finance leases are established by approved intermediary who utilizes internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. FMV and Split-TRAC leases have residual risk due to their unguaranteed residual value whereas TRAC leases have a guaranteed residual value. Expected credit losses on direct financing leases and the related estimated residual values are included in the Commercial and Industrial loan segment for the ACL.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2024:

March 31,
(Dollars in thousands)	2024
Direct financing leases:
Lease receivables	$14,161
Guaranteed residual values	1,057
Unguaranteed residual values	1,997
Initial direct costs	544
Unearned income	3,087
Total net investment in direct financing leases	$20,846
Direct financing lease income
Interest income	$163

Remaining lease payments receivable:
2024 (excluding 3 months ended March 31, 2024)	$2,321
2025	3,094
2026	3,094
2027	3,107
2028	3,579
Thereafter	2,053
Total undiscounted cash flows	17,248
Less: unearned interest income	(3,087)
Total operating lease liabilities	$14,161

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2023 on accounting for leases.

Note 8 — Deposits

Our total deposits as of March 31, 2024 and December 31, 2023, are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$10,546,410	$10,649,274
Interest-bearing checking	7,898,835	7,978,799
Savings	2,557,203	2,632,212
Money market	11,895,385	11,538,671
Time deposits	4,280,601	4,249,953
Total deposits	$37,178,434	$37,048,909

At March 31, 2024 and December 31, 2023, we had $946.1 million and $927.2 million in certificates of deposits greater than $250,000, respectively.

Note 9 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.6 million for the three months ended March 31, 2024 and $4.5 million for the three months ended March 31, 2023 related to the Company’s employees’ savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2024	2023
Basic earnings per common share:
Net income	$115,056	$139,926
Weighted-average basic common shares	76,301	75,902
Basic earnings per common share	$1.51	$1.84
Diluted earnings per common share:
Net income	$115,056	$139,926
Weighted-average basic common shares	76,301	75,902
Effect of dilutive securities	359	487
Weighted-average dilutive shares	76,660	76,389
Diluted earnings per common share	$1.50	$1.83

The calculation of diluted earnings per share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended March 31,
	2024			2023
Number of shares			57,169			57,169
Range of exercise prices	$87.30	to	$91.35	$87.30	to	$91.35

Note 11 — Share-Based Compensation

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The Company also assumed the obligations of Atlantic Capital Bancshares, Inc. (“ACBI”) under various equity incentive plans pursuant to the acquisition of ACBI on March 1, 2022 and the obligations of CenterState under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020.

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2024	107,592	$72.60
Exercised	(6,320)	6,171
Expired	(29)	39.12
Outstanding at March 31, 2024	101,243	73.29	2.56	$1,536
Exercisable at March 31, 2024	101,243	73.29	2.56	$1,536

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of 2024. Because all outstanding stock options had vested as of December 31, 2023, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested for the three months ended March 31, 2024. The intrinsic value of stock option shares exercised for the three months ended March 31, 2024 was $107,000.

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

Nonvested restricted stock for 2024 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2024	16,248	$88.63
Vested	(10,115)	90.00
Forfeited	(64)	90.00
Nonvested at March 31, 2024	6,069	$86.32

As of March 31, 2024, there was $409,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.78 years as of March 31, 2024. The total fair value of shares vested during the three months ended March 31, 2024 was $852,000.

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

Outstanding RSUs for the three months ended March 31, 2024 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2024	873,048	$75.22
Granted	353,490	80.87
Vested	(344,376)	77.67
Forfeited	(5,210)	75.44
Outstanding at March 31, 2024	876,952	$76.53

The nonvested shares of 876,952 at March 31, 2024 includes 65,307 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2022, 2023 and 2024 Long Term Incentive performance-based RSU grants, an additional 134,079 shares in total may be issued by the Company at the end of the three-year performance periods.

As of March 31, 2024, there was $41.7 million of total unrecognized compensation cost related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.54 years as of March 31, 2024. The total fair value of RSUs vested and released during the three months ended March 31, 2024 was $28.5 million.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2024, commitments to extend credit and standby letters of credit totaled $9.5 billion. As of March 31, 2024, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $53.2 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of March 31, 2024, any such liability is not expected to have a material effect on our consolidated financial statements.

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As a result, approximately $25.7 million was recognized by the Bank as of December 31, 2023 for the two-year special assessment period. Due to additional losses to the Deposit Insurance Fund resulting from the 2023 bank failures reported by the FDIC in February 2024, an additional $3.9 million was accrued by the Bank during the first quarter of 2024, bringing the total estimated FDIC special assessment allocable to the Bank to approximately $29.5 million. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. Since April 3, 2024, additional putative class action lawsuits have been filed and are currently pending against the Bank, including nine additional cases pending in the U.S. District Court for the Middle District of Florida, one case pending in the U.S. District Court for the District of South Carolina, two cases pending in the U.S. District Court for the Northern District of Georgia, and one case pending in the Circuit Court for Polk County, Florida. (each, a “Cyber Incident Suit”).

At this time, neither the Bank nor the Company is able to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from the Cyber Incident Suits. However, the Bank believes that it has defenses to the claims and intends to vigorously defend against the Cyber Incident Suits. Accordingly, no amounts have been recorded in the unaudited condensed consolidated financial statements for the Cyber Incident Suits. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, stockholders, or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

Note 13 — Fair Value

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

A description of valuation methodologies used for assets recorded at fair value is disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2023.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
Assets
Derivative financial instruments	$176,784	$—	$176,784	$—
Loans held for sale	56,553	—	56,553	—
Trading securities	66,188	—	66,188	—
Securities available for sale:
U.S. Treasuries	24,587	—	24,587	—
U.S. Government agencies	223,805	—	223,805	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,492,423	—	1,492,423	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	508,112	—	508,112	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,012,217	—	1,012,217	—
State and municipal obligations	960,359	—	960,359	—
Small Business Administration loan-backed securities	350,043	—	350,043	—
Corporate securities	26,854	—	26,854	—
Total securities available for sale	4,598,400	—	4,598,400	—
Mortgage servicing rights	87,970	—	—	87,970
SBA servicing asset	6,367	—	—	6,367
	$4,992,262	$—	$4,897,925	$94,337
Liabilities
Derivative financial instruments	$954,788	$—	$954,788	$—

December 31, 2023:
Assets
Derivative financial instruments	$172,939	$—	$172,939	$—
Loans held for sale	50,888	—	50,888	—
Trading securities	31,321	—	31,321	—
Securities available for sale:
U.S. Treasuries	73,890	—	73,890	—
U.S. Government agencies	224,706	—	224,706	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	—	1,558,306	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	—	527,422	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	—	1,024,170	—
State and municipal obligations	977,461	—	977,461	—
Small Business Administration loan-backed securities	371,686	—	371,686	—
Corporate securities	26,747	—	26,747	—
Total securities available for sale	4,784,388	—	4,784,388	—
Mortgage servicing rights	85,164	—	—	85,164
SBA servicing asset	5,952	—	—	5,952
	$5,130,652	$—	$5,039,536	$91,116
Liabilities
Derivative financial instruments	$804,486	$—	$804,486	$—

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

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Fair value	$56,553	$50,888
Unpaid principal balance	54,834	49,025
Fair value less aggregated unpaid principal balance	$1,719	$1,863

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Income Statement Location
Mortgage loans held for sale	$(144)	$(9)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2024. A reconciliation of the beginning and ending balances of the MSR, a Level 3 asset recorded at fair value on a recurring basis, for the three months ended March 31, 2024 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2024	$85,164
Servicing assets that resulted from transfers of financial assets	1,864
Changes in fair value due to valuation inputs or assumptions	2,384
Changes in fair value due to decay	(1,442)
Fair value, March 31, 2024	$87,970

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3, asset recorded at fair value on a recurring basis for the period ending March 31, 2024 is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2024	$5,952
Servicing assets that resulted from transfers of financial assets	581
Changes in fair value due to decay	(364)
Changes in fair value due to valuation inputs or assumptions	198
Fair value, March 31, 2024	$6,367

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024:
OREO	$1,644	$—	$—	$1,644
Bank properties held for sale	8,973	—	—	8,973
Individually evaluated loans	64,191	—	—	64,191
December 31, 2023:
OREO	$837	$—	$—	$837
Bank properties held for sale	12,401	—	—	12,401
Individually evaluated loans	73,518	—	—	73,518

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2024	2023
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	15%	13%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	6%	12%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of March 31, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2023.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2024
Financial assets:
Cash and cash equivalents	$1,209,457	$1,209,457	$1,209,457	$—	$—
Trading securities	66,188	66,188	—	66,188	—
Investment securities	7,232,274	6,802,252	187,285	6,614,967	—
Loans held for sale	56,553	56,553	—	56,553	—
Loans, net of allowance for credit losses	32,197,656	31,124,727	—	—	31,124,727
Accrued interest receivable	160,519	160,519	—	25,665	134,854
Mortgage servicing rights	87,970	87,970	—	—	87,970
SBA servicing asset	6,367	6,367	—	—	6,367
Interest rate swap – non-designated hedge	174,373	174,373	—	174,373	—
Other derivative financial instruments (mortgage banking related)	2,411	2,411	—	2,411	—
Financial liabilities:
Deposits
Noninterest-bearing	10,546,410	10,546,410	—	10,546,410	—
Interest-bearing other than time deposits	22,351,423	22,351,423	—	22,351,423	—
Time deposits	4,280,601	4,238,055	—	4,238,055	—
Federal funds purchased and securities sold under agreements to repurchase	554,691	554,691	—	554,691	—
Corporate and subordinated debentures	391,812	385,574	—	385,574	—
Other borrowings	—	—	—	—	—
Accrued interest payable	44,873	44,873	—	44,873	—
Interest rate swap – non-designated hedge	954,297	954,297	—	954,297	—
Other derivative financial instruments (mortgage banking related)	491	491	—	491	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$998,877	$998,877	$998,877	$—	$—
Trading securities	31,321	31,321	—	31,321	—
Investment securities	7,463,871	7,061,167	192,043	6,869,124	—
Loans held for sale	50,888	50,888	—	50,888	—
Loans, net of allowance for credit losses	31,931,916	30,709,513	—	—	30,709,513
Accrued interest receivable	154,400	154,400	—	26,706	127,694
Mortgage servicing rights	85,164	85,164	—	—	85,164
SBA servicing asset	5,952	5,952	—	—	5,952
Interest rate swap – non-designated hedge	169,180	169,180	—	169,180	—
Other derivative financial instruments (mortgage banking related)	3,759	3,759	—	3,759	—
Financial liabilities:
Deposits
Noninterest-bearing	10,649,274	10,649,274	—	10,649,274	—
Interest-bearing other than time deposits	22,149,682	22,149,682	—	22,149,682	—
Time deposits	4,249,953	4,208,498	—	4,208,498	—
Federal funds purchased and securities sold under agreements to repurchase	489,185	489,185	—	489,185	—
Corporate and subordinated debentures	391,904	388,909	—	388,909	—
Other borrowings	100,000	100,000	—	100,000	—
Accrued interest payable	56,808	56,808	—	56,808	—
Interest rate swap – non-designated hedge	803,539	803,539	—	803,539	—
Other derivative financial instruments (mortgage banking related)	947	947	—	947	—

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (losses), net of tax, for the three months ended March 31, 2024 and 2023, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive loss before reclassifications	—	(40,458)	(40,458)
Net comprehensive loss	—	(40,458)	(40,458)
Balance at March 31, 2024	$627	$(623,621)	$(622,994)

Three Months Ended March 31, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive income before reclassifications	—	63,271	63,271
Amounts reclassified from accumulated other comprehensive loss	—	33	33
Net comprehensive income	—	63,304	63,304
Balance at March 31, 2023	$(673)	$(613,111)	$(613,784)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	2024	2023	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$45	Securities gains, net
	—	(12)	Provision for income taxes
	—	33	Net income
Total reclassifications for the period	$—	$33

Note 15 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company as of March 31, 2024 and December 31, 2023:

			March 31, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$9,099	$373	$—	$9,188	$220	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	11,513,291	29,960	954,297	11,327,419	60,145	803,539
Matched interest rate swaps with counterparty (1)	Other Assets	11,422,100	144,041	—	11,235,952	108,820	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	1,760,000	(1)	—	1,660,000	(5)	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	107,000	381	—	142,000	2,605	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	123,000	2,030	491	77,500	1,154	947
Total derivatives		$24,934,490	$176,784	$954,788	$24,452,059	$172,939	$804,486
(1)	The fair value of the interest rate swap derivative assets was reduced by $781.1 million in variation margin payments applicable to swaps centrally cleared through LCH and CME.

Balance Sheet Fair Value Hedge

As of March 31, 2024 and December 31, 2023, the Company maintained loan swaps, with an aggregate notional amount of $9.1 million and $9.2 million, respectively, accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $9.6 million and $9.7 million, respectively, as of March 31, 2024 and December 31, 2023. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2024 and December 31, 2023, the interest rate swaps had an aggregate notional amount of approximately $22.9 billion and $22.6 billion, respectively. At March 31, 2024, the fair value of the interest rate swap derivatives is recorded in other assets at $174.0 million and in other liabilities at $954.3 billion. The fair value of derivative assets at March 31, 2024 was reduced by $781.1 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2023, the fair value of the interest rate swap derivatives was recorded in other assets at $169.0 million and other liabilities at $803.5 billion. The fair value of derivative assets at December 31, 2023 was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $113,000 recorded on these derivatives for the year ended March 31, 2024. There was a net gain of $96,000 recorded on these derivatives for the quarter ended March 31, 2023. As of March 31, 2024, we provided $237.8 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $99.5 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $53.7 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of March 31, 2024, the Company maintained an aggregate notional amount of $1.8 billion short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $1,000 for these derivatives for the three months ended March 31, 2024. There was a net loss of $5,000 for these derivatives for the year ended December 31, 2023.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at March 31, 2024, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2024 and 2023.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On March 31, 2024, we had derivative financial instruments outstanding with notional amounts totaling $107.0 million related to MSRs, compared to $142.0 million on December 31, 2023. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $381,000 at March 31, 2024, compared to a gain of $2.6 million at December 31, 2023.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Mortgage loan pipeline	$117,590	$65,051
Expected closures	102,911	54,993
Fair value of mortgage loan pipeline commitments	2,030	1,154
Forward sales commitments	123,000	77,500
Fair value of forward commitments	(491)	(947)

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

Under current regulations, the Company and the Bank are subject to a minimum required ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a minimum required ratio of Tier 1 capital to risk-weighted assets of 6%. The minimum required leverage ratio is 4%. The minimum required total capital to risk-weighted assets ratio is 8%.

In order to avoid restrictions on capital distributions and discretionary bonus payments to executives, a covered banking organization is also required to maintain a “capital conservation buffer” in addition to its minimum risk-based capital requirements. This buffer is required to consist solely of CET1, and the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The capital conservation buffer consists of an additional amount of Tier 1 common equity equal to 2.5% of risk-weighted assets.

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

The following table presents actual and required capital ratios as of March 31, 2024 and December 31, 2023 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,203,524	11.95%	$2,461,344	7.00%	$2,285,534	6.50%
SouthState Bank (the Bank)	4,447,788	12.67%	2,458,057	7.00%	2,282,481	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,203,524	11.95%	2,988,775	8.50%	2,812,965	8.00%
SouthState Bank (the Bank)	4,447,788	12.67%	2,984,783	8.50%	2,809,208	8.00%
Total capital to risk-weighted assets:
Consolidated	5,036,477	14.32%	3,692,016	10.50%	3,516,206	10.00%
SouthState Bank (the Bank)	4,890,571	13.93%	3,687,085	10.50%	3,511,510	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,203,524	9.58%	1,754,572	4.00%	2,193,216	5.00%
SouthState Bank (the Bank)	4,447,788	10.14%	1,753,939	4.00%	2,192,423	5.00%
December 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,159,187	11.75%	$2,476,926	7.00%	$2,300,003	6.50%
SouthState Bank (the Bank)	4,424,466	12.52%	2,473,961	7.00%	2,297,250	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,159,187	11.75%	3,007,696	8.50%	2,830,773	8.00%
SouthState Bank (the Bank)	4,424,466	12.52%	3,004,096	8.50%	2,827,384	8.00%
Total capital to risk-weighted assets:
Consolidated	4,983,012	14.08%	3,715,389	10.50%	3,538,466	10.00%
SouthState Bank (the Bank)	4,858,292	13.75%	3,710,942	10.50%	3,534,230	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,159,187	9.42%	1,765,295	4.00%	2,206,619	5.00%
SouthState Bank (the Bank)	4,424,466	10.03%	1,764,736	4.00%	2,205,921	5.00%

As of March 31, 2024 and December 31, 2023, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

With the implementation of ASU 2016-13 in January 2020, the Company recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% being phased out in 2024.

Note 17 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at March 31, 2024 and December 31, 2023. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2023 and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Gross carrying amount	$275,168	$274,753
Accumulated amortization	(191,975)	(185,977)
	$83,193	$88,776

Amortization expense totaled $6.0 million for the quarter ended March 31, 2024, compared to $7.3 million for the quarter ended March 31, 2023.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

The Company applies fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the fair value accounting treatment, the Company does not amortize the SBA servicing asset and therefore excludes the SBA servicing asset from the future amortization expense table presented below.  The fair value of the SBA servicing asset was $6.4 million and $6.0 million, respectively, at March 31, 2024 and December 31, 2023.  The fair value of the SBA servicing asset is included in Core Deposit and Other Intangibles on the Consolidated Balance Sheets.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2024	$5,744
September 30, 2024	5,327
December 31, 2024	5,326
March 31, 2025	5,100
June 30, 2025	4,836
Thereafter	50,493
$76,826

Note 18 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets the portfolio of residential mortgages serviced for others, was $6.6 billion as of March 31, 2024 and December 31, 2023. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three months ended March 31, 2024 and March 31, 2023 were $4.2 million and $4.1 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At March 31, 2024 and December 31, 2023, MSRs were $88.0 million and $85.2 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three months ended March 31, 2024 and March 31, 2023 were gains of $2.4 million, compared with losses of $1.3 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2024	March 31, 2023
Increase/(decrease) in fair value of MSRs	$2,384	$(1,290)
Decay of MSRs	(1,442)	(1,409)
(Loss) gain related to derivatives	(2,580)	145
Net effect on Consolidated Statements of Income	$(1,638)	$(2,554)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2024		2023
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.04	years	8.03	years
Constant Prepayment rate (CPR)	7.0%		7.0%
Estimated impact on fair value of a 10% increase	$(528)		$(522)
Estimated impact on fair value of a 20% increase	(1,037)		(1,014)
Estimated impact on fair value of a 10% decrease	546		551
Estimated impact on fair value of a 20% decrease	1,106		1,128
Weighted average discount rate	10.8%		10.7%
Estimated impact on fair value of a 10% increase	$(3,192)		$(3,270)
Estimated impact on fair value of a 20% increase	(6,377)		(6,458)
Estimated impact on fair value of a 10% decrease	3,061		3,242
Estimated impact on fair value of a 20% decrease	5,804		6,283
Effect on fair value due to change in interest rates
25 basis point increase	$1,595		$1,647
50 basis point increase	3,044		3,189
25 basis point decrease	(1,729)		(1,723)
50 basis point decrease	(3,548)		(3,501)

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

Whole loan sales were $222.6 million for the three months ended March 31, 2024, compared to $159.4 million for the three months ended March 31, 2023. For March 31, 2024, $160.7 million, or 72.2%, were sold with the servicing rights retained by the Company, compared to $123.0 million, or 77.2% for March 31, 2023.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the three months ended March 31, 2024 and March 31, 2023 were approximately $117,000 and $345,000, respectively. There were approximately $9,000 and $11,000 in loss reimbursement and settlement claims paid during the three months ended March 31, 2024 and 2023, respectively.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $56.6 million and $50.9 million at March 31, 2024 and December 31, 2023, respectively. Please see Note 13 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 19 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At March 31, 2024 and December 31, 2023, our repurchase agreements totaled $281.3 million and $241.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2024 and December 31, 2023. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $397.7 million and $410.4 million at March 31, 2024 and December 31, 2023, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At March 31, 2024 and December 31, 2023, our federal funds purchased totaled $273.4 million and $248.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of March 31, 2024 and December 31, 2023, the Company had $0 and $100.0 million, respectively, of outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at March 31, 2024, were approximately $11.3 billion (collateral value of $6.5 billion) and investment securities and cash pledged were approximately $145.4 million (collateral value of $122.9 million). This allows the Company a total borrowing capacity at the FHLB of approximately $6.6 billion. After accounting for letters of credit totaling $2.9 million, the Company had unused net credit available with the FHLB in the amount of approximately $6.6 billion at March 31, 2024. The Company also has a total borrowing capacity at the FRB of $1.8 billion at March 31, 2024 secured by a blanket lien on $2.6 billion (collateral value of $1.8 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at March 31, 2024 or December 31, 2023.

Note 20 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. During the first quarter of 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share pursuant to the 2022 Stock Repurchase Program. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program.

The Company repurchased 95,537 and 43,889 shares at a cost of $8.0 million and $3.4 million, respectively, during the first quarter of March 31, 2024 and 2023 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 21 — Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low-income housing tax credits (“LIHTC”) and operating loss benefits over an extended period. Effective January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its QAHPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its QAHPs. For the three months ended March 31, 2024, the Company recorded $3.8 million in tax credits and other tax benefits and $3.4 million of amortization attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income. For the three months ended March 31, 2023, the Company recorded $3.6 million of tax credits and other tax benefits within Provision for Income Taxes and amortization of $2.0 million within Other Noninterest Expense on the Consolidated Statement of Income. At March 31, 2024 and December 31, 2023, the Company’s carrying value of QAHPs was $88.5 million and $101.8 million, respectively, recorded in Other Assets on the Consolidated Balance Sheet. The Company had $11.9 million and $12.5 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively. For the remaining funding obligations at March 31, 2024, approximately 92% are expected to be funded by 2026. For more information on the adoption of ASU 2023-02, refer to Recent Accounting and Regulatory Pronouncements under Note 3 — Recent Accounting and Regulatory Pronouncements.

Note 22 — Subsequent Events

On April 25, 2024, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.52 per share. The dividend is payable on May 17, 2024 to shareholders of record as of May 10, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2023. Results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams, a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor. Corporate Billing, a transaction-based division headquartered in Decatur, Alabama, that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide, merged into the Bank in March 2024 and now operates as a division of the Bank. The Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2024, we had approximately $45.1 billion in assets and 5,179 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the quarter ended March 31, 2024 compared to the quarter ended March 31, 2023 and also analyzes our financial condition as of March 31, 2024 as compared to December 31, 2023. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with Generally Accepted Accounting Principles (“GAAP”) and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Overview

We reported consolidated net income of $115.1 million, or diluted earnings per share (“EPS”) of $1.50, for the first quarter of 2024 as compared to consolidated net income of $139.9 million, or diluted earnings of $1.83, in the comparable period of 2023, a 17.8% decrease in consolidated net income and a 18.0% decrease in diluted EPS. The $24.9 million decrease in consolidated net income was the net result of the following items:

●	A $66.8 million increase in interest income, resulting from a $70.3 million increase in interest income from loans and loans held for sale partially offset by a $2.8 million decrease in interest income from investment securities, and a $667,000 decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to an increase in the yield as loans continued to reprice higher from the rising rate environment in 2022 and in 2023 as the Federal Reserve Bank raised its federal funds rate by 525 basis points. The increase in interest income was also due to an increase in the average balance of loans of $2.1 billion through organic loan growth;
●	A $104.2 million increase in interest expense, which resulted from a $104.2 million increase in interest expense from deposits, a $1.9 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase partially offset by a $1.9 million decrease in interest expense from corporate and subordinated debentures and other borrowings. The increase in interest expense from deposits resulted mainly from an increase in costs due to the higher interest rate environment with the increase in interest rates in 2022 and 2023. This increase in average cost of deposits was felt throughout 2023 starting with the stress in the financial markets and liquidity that occurred in March 2023 with the closure of a few failed financial institutions. The average cost of deposits, excluding non-interest bearing deposits, increased by 147 basis points compared to the first quarter of 2023;
●	A $20.4 million decrease in the provision for credit losses, as the Company recorded a provision for credit losses of $12.7 million in the first quarter of 2024 while recording a provision for credit losses of $33.1 million in the first quarter of 2023. During the first quarter of 2024, we recorded a lower provision for credit losses as economic forecasts improved since the first quarter of 2023, with inflation falling and interest rates stabilizing, along with lower new loan growth in the first quarter of 2024 compared to the same period in 2023;
●	A $203,000 increase in noninterest income, primarily from an increase in service charges on deposit accounts of $2.0 million, in debit prepaid, ATM and merchant card related income of $1.2 million, in mortgage banking income of $1.8 million and in other noninterest income of $3.3 million. The increase in other noninterest income is mainly attributable to the recognition of credit from an external vendor of $2.5 million during the first quarter of 2024. These increases were mostly offset by a decline in correspondent banking and capital market income of $9.3 million. See Noninterest Income section on page 52 for further discussion;
●	An $8.8 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $6.4 million, an accrual for the FDIC special assessment of $3.9 million, in FDIC assessment and other regulatory charges of $2.2 million, and an information services expense of $2.4 million. These increases were partially offset by declines in merger, branch consolidation, severance related and other expense of $4.9 million and amortization of intangibles of $1.3 million. See Noninterest Expense section on page 54 for further discussion; and
●	Lower income tax provision of $634,000 primarily due to lower pretax book income between the two quarters. The Company recorded pretax book income of $153.5 million in the first quarter of 2024 compared to pretax book income of $179.0 million in the first quarter of 2023. The effects of the lower pretax book income were mostly offset by the effects of the Company adopting ASU 2023-02 in the first quarter of 2024 whereby it applied the proportional amortization method of accounting related to its low income housing tax credits partnerships (“LIHTC”). With the adoption of ASU 2023-02, the amortization of the LIHTCs is now recorded within Provision for Income Taxes rather than Other Noninterest Expense on the Statement of Income. The amortization for the Company’s LIHTCs totaled $3.5 million during the first quarter of 2024. The change in the accounting method, in addition to other items recorded during the current quarter, increased our effective tax rate for the first quarter in 2024 compared to the same period in 2023. Our effective tax rate was 25.05% for the three months ended March 31, 2024 compared to 21.84% for the three months ended March 31, 2023. See Income Tax Expense section on page 55 for further discussion.

Our quarterly efficiency ratio increased to 58.5% in the first quarter of 2024 compared to 51.4% in the first quarter of 2023. The increase in the efficiency ratio compared to the first quarter of 2023 was the result of an 8.3% decrease in the total of tax-equivalent net interest income and noninterest income along with a 4.3% increase in noninterest expense (excluding amortization of intangibles). This decrease was reflective of a 150.7% increase in interest expense as the repricing of interest-bearing liabilities caught up with the repricing of interest-earning assets in 2023 and into the first quarter of 2024 resulting from the rising rate environment.

Basic and diluted EPS were $1.51 and $1.50, respectively, for the first quarter of 2024, compared to $1.84 and $1.83, respectively for the first quarter of 2023. The decrease in basic and diluted EPS was due to a 17.8% decrease in net income in the first quarter of 2024 compared to the same period in 2023 along with an increase in average basic common shares of 0.5%. The decrease in net income in the first quarter of 2023 was mainly attributable to an increase in interest expense pertaining to interest-bearing liabilities resulting from the rising rate environment as noted above.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Return on average assets (annualized)	1.03%	1.29%
Return on average equity (annualized)	8.36%	10.96%
Return on average tangible equity (annualized)*	13.63%	18.81%
Dividend payout ratio	34.42%	27.09%
Equity to assets ratio	12.29%	11.68%
Average shareholders’ equity	$5,536,551	$5,177,048
*	Denotes a non-GAAP financial measure. The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.
●	For the three months ended March 31, 2024, the return on average assets declined compared to the same period in 2023. This decrease was primarily due to the decrease in net income of $24.9 million, or 17.8%, which was attributable to an increase in the cost of interest-bearing liabilities resulting from the rising rate environment. The decline in the return on average assets was also due to an increase in average assets for the three months ended March 31, 2024 of $906.7 million, or 2.1%, compared to the same period in 2023, mainly due to an increase in loans of $2.1 billion through organic growth.
●	For the three months ended March 31, 2024, the return on average equity and the return on average tangible equity declined compared to the same period in 2023. These decreases were primarily due to lower net income of 17.8%, along with an increase in average equity of 6.9% and tangible equity of 12.3%.
●	The equity-to-assets ratio was 12.29% for the three months ended March 31, 2024, an increase of 0.61% from March 31, 2023. This increase resulted from net income earned during the last twelve months being greater than the increase in total assets of 0.5% from March 31, 2023.
●	Dividend payout ratios were 34.42% for the three-month period ending March 31, 2024 and 27.09% for the three-month period ending March 31, 2023. The increase in the dividend payout ratio for the three months ended March 31, 2024 was due to the 17.8% decrease in net income along with total dividends paid during the first quarter of 2024 increasing 4.4% compared to the same period in 2023.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income decreased $37.3 million, or 9.8%, to $343.9 million in the first quarter of 2024 compared to $381.3 million in the same period in 2023. Interest earning assets averaged $40.7 billion during the three months period ended March 31, 2024 compared to $39.4 billion for the same period in 2023, an increase of $1.2 billion, or 3.2%. Interest bearing liabilities averaged $27.5 billion during the three months period ended March 31, 2024 compared to $24.6 billion for the same period in 2023, an increase of $2.9 billion, or 11.7%.

The Federal Reserve made four 25 basis-point rate increases during 2023, starting early February 2023 with the most recent increase in late July 2023, resulting in a range of 5.25% to 5.50% at March 31, 2024. As a result, the Company operated under a higher rate environment for the first quarter of 2024 while it operated under a comparatively lower rate environment in the first quarter of 2023. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin decreased by 52 basis points in the first quarter of 2024 compared to the same quarter of 2023 due to the increase in the cost of interest-bearing liabilities of 139 basis points outweighing the increase in the yield on interest earning assets of 48 basis points. The increase in the cost of interest-bearing liabilities lagged the increase in yield on interest-earning assets during this rising interest rate cycle and has caught up in the latter half of 2023 and into the first quarter of 2024.
o	Non-TE yield on interest-earning assets for the first quarter of 2024 increased by 48 basis points to 5.12% from the comparable period in 2023 due to higher yields on the majority of interest-earning assets, including loans held for investment, investments securities, and federal funds sold and interest-earning deposits with banks, as the Federal Reserve Bank raised interest rates during 2023. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $2.1 billion, the decline in the average balances of lower yielding investment securities of $766.8 million and federal funds sold and interest-earning deposits with banks of $90.9 million, affected the overall yield increase between the comparable periods.
o	The average cost of interest-bearing liabilities for the first quarter of 2024 increased by 139 basis points to 2.53% from the same period in 2023. This increase was driven by the effects from the higher rate environment on the repricing of all deposit accounts, federal funds purchased, securities purchased with agreement to repurchase, trust preferred corporate debt, and other borrowings. The average cost of interest-bearing deposits increased by 147 basis points as the increase occurred in all deposit categories and was a result of the rising rate environment and a change in the deposit mix. Our deposits have shifted from lower-costing savings and transaction deposit accounts to higher-costing certificates and other time deposits and money market accounts as customers have sought higher yields during the rising rate environment. The average cost of securities sold with agreements to repurchase and federal funds purchased increased 123 by basis points and 69 basis points, respectively, while the average cost of corporate and subordinated debentures increased by 24 basis points. Other borrowings, consisting of FHLB advances had an average cost of 5.66% during the first quarter of 2024 compared to 4.76% for the compared period in 2023. Our overall cost of funds, including noninterest-bearing deposits, was 1.83% for the three months ended March 31, 2024 compared to 0.75% for the three months ended March 31, 2023.

The tables below summarize the analysis of changes in interest income and interest expense for the quarter ended March 31, 2024 and 2023 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2024			March 31, 2023
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$668,349	$8,254	4.97%	$759,239	$8,921	4.77%
Investment securities (taxable) (1)	6,652,981	39,745	2.40%	7,315,911	41,565	2.30%
Investment securities (tax-exempt) (1)	812,754	5,568	2.76%	916,671	6,557	2.90%
Loans held for sale	42,872	681	6.39%	23,123	402	7.05%
Acquired loans, net	5,758,426	89,563	6.26%	7,159,538	105,405	5.97%
Non-acquired loans	26,721,794	373,444	5.62%	23,234,858	287,559	5.02%
Total interest-earning assets	40,657,176	517,255	5.12%	39,409,340	450,409	4.64%
Noninterest-Earning Assets:
Cash and due from banks	458,837			513,460
Other assets	4,352,024			4,538,020
Allowance for credit losses	(456,874)			(356,342)
Total noninterest-earning assets	4,353,987			4,695,138
Total Assets	$45,011,163			$44,104,478

Interest-Bearing Liabilities:
Transaction and money market accounts	$19,544,019	$117,292	2.41%	$16,874,909	$40,516	0.97%
Savings deposits	2,589,251	1,818	0.28%	3,298,221	1,756	0.22%
Certificates and other time deposits	4,282,749	41,052	3.86%	3,114,354	13,670	1.78%
Federal funds purchased	256,506	3,369	5.28%	193,259	2,187	4.59%
Securities sold with agreements to repurchase	280,674	1,358	1.95%	373,563	666	0.72%
Corporate and subordinated debentures	391,870	6,009	6.17%	392,238	5,735	5.93%
Other borrowings	171,978	2,421	5.66%	393,333	4,616	4.76%
Total interest-bearing liabilities	27,517,047	173,319	2.53%	24,639,877	69,146	1.14%
Noninterest-Bearing Liabilities:
Demand deposits	10,530,597			12,771,019
Other liabilities	1,426,968			1,516,534
Total noninterest-bearing liabilities (“Non-IBL”)	11,957,565			14,287,553
Shareholders’ equity	5,536,551			5,177,048
Total Non-IBL and shareholders’ equity	17,494,116			19,464,601
Total Liabilities and Shareholders’ Equity	$45,011,163			$44,104,478

Net Interest Income and Margin (Non-Tax Equivalent)		$343,936	3.40%		$381,263	3.92%
Net Interest Margin (Tax Equivalent)			3.41%			3.93%

Total Deposit Cost (without debt and other borrowings)			1.74%			0.63%
Overall Cost of Funds (including demand deposits)			1.83%			0.75%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities decreased by $2.8 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This is a result of the Bank carrying a lower average balance in investment securities in 2024 compared to the same period in 2023. The average balance of investment securities for the three months ended March 31, 2024 decreased by $766.8 million from the comparable period in 2023. This decrease was due to maturities, mortgage paydowns and sales within the AFS and HTM investment portfolios being greater than the purchases of these securities as the Company has only purchased $80.4 million in AFS and HTM securities since March 31, 2023. The effects from the decline in average balance were partially offset by the increase in yield. The yield on the total investment securities increased by 7 basis points during the three months ended March 31, 2024 compared to the same periods in 2023 due to the rising rate environment.

Loans

Interest earned on loans held for investment increased by $70.0 million to $463.0 million in the first quarter ended March 31, 2024 from the comparable period in 2023. Interest earned on loans held for investment included loan accretion income recognized during the quarters ended March 31, 2024 and 2023 of $4.3 million and $7.4 million, respectively, a decrease of $3.1 million. Some key highlights for the quarter ended March 31, 2024 are outlined below:

●	Our non-TE yield on total loans increased by 49 basis points in the first quarter of 2024 compared to the same period in 2023 due to a 60 basis-point increase in yield on the non-acquired loan portfolio and a 29 basis-point increase in the yield on the acquired loan portfolio.
o	The yield on the acquired loan portfolio increased by 29 basis points to 6.26% in the first quarter of 2024 from 5.97% in the same period in 2023, while interest income on the acquired loan portfolio decreased by $15.8 million during the same period.
◾	The interest income on acquired loans decreased due to a $1.4 billion decrease in average balance during the first quarter of 2024 compared to the same period in 2023. The average balance decreased due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The effect from the decline in average acquired loans balance was partially offset by the increase in yield of 29 basis points.
o	The yield on the non-acquired loan portfolio increased by 60 basis points to 5.62% in the first quarter of 2024 compared to 5.02% in the same period in 2023. Interest income on the non-acquired loan portfolio increased by $85.9 million during the same period.
◾	The increases in both yield and interest income on non-acquired loans were attributable to both a higher average balance of $3.5 billion through organic loan growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio, along with a higher yield of 60 basis points due to the higher rate environment.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased by $2.9 billion, or 11.7%, in the first quarter of 2024 compared to the same period in 2023. The cost of interest-bearing liabilities increased by 139 basis points to 2.53% and the overall cost of funds, including demand deposits, increased by 108 basis points to 1.83% in the first quarter of 2024 compared to the same period in 2023. Some key highlights for the quarter ended March 31, 2024 compared to the same period in 2023 include:

●	The cost of interest-bearing deposits was 2.44% for the first quarter of 2024 compared to 0.97% for the same period in 2023.
o	Interest expense on interest-bearing deposits increased by $104.2 million in the first quarter of 2024 compared to the same period in 2023 as interest expense on all interest-bearing deposit accounts increased. Interest expense on transaction and money market accounts, savings, and certificates and other time deposits increased by $76.8 million, $62,000, and $27.4 million, respectively. One factor driving the increase in average cost and interest expense was the repricing of deposits in the higher rate environment in 2024 compared to the first quarter of 2023. The increase in the cost of interest-bearing deposits lagged the increase in the yield on interest-earning assets during this rising interest rate cycle and has caught up in the latter half of 2023 and into the first quarter of 2024.
o	The average balance of interest-bearing deposits increased by $3.1 million, driving up interest expense. The increase in average balance of interest-bearing deposit was due to an increase in the average balance of transaction and money market accounts of $2.7 billion, along with an increase in the average balance of higher costing time deposits of $1.2 billion, partially offset by a decrease in average saving deposits of $709.0 million. The increase in average cost and interest expense was also due to a change in deposit mix. During the rising rate environment, our deposits have shifted from lower-costing savings and transaction deposit accounts to higher-costing certificates and other time deposits and money market accounts with customers seeking higher yields.
●	The cost of federal funds purchased increased by 69 basis points in the first quarter of 2024 due to the rising rate environment. This increase in cost along with the increase in the average balance of $63.2 million drove the $1.2 million increase in interest expense compared to the same period in 2023.

●	The cost of repurchase agreements was 1.95% for the first quarter of 2024 compared to 0.72% for the same period in 2023 driven by the effects from the higher interest environment. The effects from the increase in the cost of repurchase agreements, partially offset by the effects from a decline in the average balance of $92.9 million, drove the increase in the interest expense of $692,000 during the first quarter of 2024 compared to the same period in 2023.
●	The cost of the corporate and subordinated debt increased by 24 basis points to 6.17% for the three months ended March 31, 2024 compared to the same period in 2023, also driven by the effects from the rising rate environment on the repricing of variable rate corporate debentures. The interest expense from corporate and subordinated debentures increased by $274,000 during the first quarter of 2024 compared to the same period in 2023 due to the increase in average cost.
●	The cost of other borrowings, consisting of FHLB advances, for the three months ended March 31, 2024 was 5.66% and interest expense was $2.4 million compared to 4.76% and $4.6 million during the first quarter of 2023. The decline in interest expense was due to a decline in the average balance of other borrowings of $221.4 million from $393.3 million during the first quarter of 2023 compared to $172.0 million during the same period in 2024. The Bank used FHLB advances in the first quarter of 2023 to provide excess liquidity during the financial turmoil from the closures of failed banks in 2023, having $900 million in outstanding advances at March 31, 2023.

We continue to monitor and adjust rates paid on deposit products as part of our strategy to manage our net interest margin. Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Lawyers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased by $2.2 billion, or 17.5%, to $10.5 billion in the first quarter of 2024 compared to $12.8 billion during the same period in 2023. The decrease in the average balance of noninterest bearing deposits was due to customers moving funds from noninterest bearing checking accounts to seek higher yields resulting from the rising rate environment, along with customers having less excess cash as funds from government support programs related to the COVID-19 pandemic began to decline.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2024 and 2023, noninterest income comprised 17.2% and 15.8%, respectively, of total net interest income and noninterest income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Service charges on deposit accounts	$22,670	$20,611
Debit, prepaid, ATM and merchant card related income	10,475	9,248
Mortgage banking income	6,169	4,332
Trust and investment services income	10,391	9,937
Correspondent banking and capital markets income	4,311	13,594
Securities gains, net	—	45
SBA income	4,363	3,722
Bank owned life insurance income	6,892	6,813
Other	6,287	3,053
Total noninterest income	$71,558	$71,355

Noninterest income increased by $203,000, or 0.3%, during the first quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher by $2.1 million, or 10.0%, in the first quarter of 2024 compared to the same period in 2023. The increase was mainly attributable to a $1.2 million increase in Non-Sufficient Fund (“NSF”) fees, a $674,000 increase in account maintenance fees, and approximately $209,000 increase in other services charges during the first quarter of 2024 compared to the same period in 2023.

●	Debit, prepaid, ATM and merchant card related income increased by $1.2 million, or 13.3%, during the first quarter of 2024 compared to the same period in 2023. The increase was primarily driven by an increase in debit/ATM fee income, net of card expense.
●	Mortgage banking income increased by $1.8 million, or 42.4%, during the first quarter of 2024 compared to the same period of 2023, which comprised of a $950,000, or 60.7%, increase in mortgage servicing related income and a $887,000, or 32.1%, increase in secondary market mortgage income. Mortgage production declined from $556.0 million in the first quarter of 2023 to $428.8 million in the first quarter of 2024 with higher mortgage rates continuing during 2024. We allocated a higher percentage of mortgage production to the secondary market in the first quarter of 2024 compared to the same period in 2023 as the percentage allocated increased from 28% to 53%. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate year to year.
o	The increase in mortgage servicing related income, net of the hedge, in the first quarter of 2024 was primarily due to a $916,000 increase in the change in fair value of the MSR including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase in the change in fair value from interest rates of $3.7 million, offset by a decrease from gains/losses on the MSR hedge of $2.7 million and a $33,000 decline in MSR decay.
o	Mortgage income from the secondary market increased by $887,000 between the comparable periods resulting from decreases in the change in fair value of the pipeline of $449,000 and loans held for sale of $135,000, offset by an increase in the fair value of MBS forward trades of $1.5 million and a $5,000 increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production. Mortgage commission expense was $2.2 million during the first quarter of 2024 compared to $1.3 million during the comparable period in 2023.
●	Trust and investment services income for the first quarter of 2024 increased by $454,000, or 4.6%, from the first quarter of 2023 as assets under management have increased by $881.5 million, or 11.9%, in that same time frame.
●	Correspondent banking and capital markets income in the first quarter of 2024 decreased by $9.3 million, or 68.3%, compared to the same period in 2023. The decline was primarily related to a decrease of $6.3 million in income generated from the sale of customer swap ARC hedges during the first quarter of 2024 compared to the first quarter of 2023 resulting from the higher interest rate environment in 2024. The decline was also due to the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $10.3 million related to variation margin payments in the first quarter of 2024 compared to an expense of $8.4 million in the first quarter of 2023. In addition, commissions and fees earned on fixed income security sales were lower by $917,000 in the first quarter of 2024 compared to the same period in 2023.
●	SBA income increased by $641,000, or 17.2%, during the first quarter of 2024 compared to the same period in 2023. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase was attributable to higher gains on sale of SBA loans of $802,000, partially offset by declines in SBA servicing fee income and the change in fair value of the SBA servicing asset of $123,000 and $38,000, respectively.
●	Other income increased by $3.2 million, or 105.9%, in the first quarter of 2024 compared to the same quarter in 2023. This increase was primarily due to the Bank recognizing approximately $2.5 million in credits from an external vendor during the first quarter of 2024.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Salaries and employee benefits	$150,453	$144,060
Occupancy expense	22,577	21,533
Information services expense	22,353	19,925
OREO and loan related expense	606	169
Amortization of intangibles	5,998	7,299
Business development and staff related expense	5,799	5,957
Supplies and printing	909	884
Postage expense	1,631	1,756
Professional fees	3,115	3,702
FDIC assessment and other regulatory charges	8,534	6,294
FDIC special assessment	3,854	—
Advertising and marketing	1,984	2,118
Merger, branch consolidation, severance related and other expense	4,513	9,412
Other	16,964	17,396
Total noninterest expense	$249,290	$240,505

Noninterest expense increased by $8.8 million, or 3.7%, in the first quarter of 2024 compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased by $6.4 million, or 4.4%, in the first quarter of 2024 compared to the same period in 2023. The increase was primarily due to an increase in salaries of $6.6 million resulting from merit increases and an increase in the number of employees, along with higher employee benefits of $2.2 million from higher FICA tax paid and medical insurance expense. These increases were partially offset by a decrease in commissions of $2.2 million, which is mainly attributable to lower commissions related to the correspondent banking division resulting from lower bond sales and lower income from the ARC hedging program.
●	Information services expense increased by $2.4 million, or 12.2% in the first quarter of 2024 compared to the same period in 2023. The increase was due to additional cost associated with the Company updating systems and software as it grows in size and complexity.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased by $1.3 million, or 17.8%.
●	Professional fees decreased by $587,000, or 15.9%, primarily due to lower legal and other general business consulting expenses incurred in the first quarter of 2024 compared to the same period in 2023.
●	FDIC assessment and other regulatory charges increased by $2.2 million, or 35.6%, in the first quarter of 2024 compared to the same period in 2023. The increase in the FDIC assessment was primarily due to an increase in the FDIC assessment rate to bring the overall FDIC fund to 1.35x total deposits by the end of 2028. The increase also reflects changes in the Company’s size and complexity along with the effects from the increase in the Company’s classified assets.
●	The Company accrued an additional $3.9 million related to the FDIC’s special assessment introduced in 2023 to recover losses to the FDIC’s Deposit Insurance Fund resulting from the bank failures that occurred in early 2023. The FDIC notified banks in the first quarter of 2024 the estimate of the losses expected from the bank failures were larger than originally estimated. As a result, the Bank increased its accrual of the FDIC special assessment in anticipation of the higher assessment that may be allocated to the Bank.
●	Merger, branch consolidation, severance related and other expense decreased by $4.9 million, or 52.1%, to $4.5 million in the first quarter of 2024 compared to the same period in 2023. Of the $4.5 million in 2024, approximately $4.4 million pertains to one-time costs associated with the cybersecurity incident, which was identified as an isolated event as previously disclosed by the Company. The Company did not incur any merger expense pertaining to prior acquisitions during the first quarter of 2024, while it had a total of $1.3 million merger expense associated with the Atlantic Capital acquisition during the comparative period in 2023. In the first quarter of 2023, the Company also recorded $8.1 million in restructuring costs. The restructuring costs included approximately $7.0 million of severance related expense pertaining to the elimination of the Company’s executive officer position and approximately $1.1 million of severance related expense pertaining to the reduction in force of the Company’s mortgage division.

●	Other noninterest expense decreased by $432,000, or 2.5%, in the first quarter of 2024 compared to the same period in 2023. This decrease primarily resulted from a $2.1 million decline in amortization expenses related to the adoption of ASU 2023-02 effective January 1, 2024, which changed the accounting method of the Company’s LIHTC structured investments. Starting in the first quarter of 2024, the amortization expense related to the Company’s LIHTC investments is being recorded within Provision for Income Taxes on the Consolidated Statement of Income. Additionally, there was a $1.2 million decrease in tax payments due to higher other franchise taxes incurred during the first quarter of 2023, and a $642,000 decrease in incurred but not reported insurance loss reserves. These decreases were offset by a $3.3 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided.

Income Tax Expense

Our effective tax rate was 25.05% for the three months ended March 31, 2024 compared to 21.84% for the three months ended March 31, 2023.  The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven by amortization of LIHTCs as a result of the adoption of the proportional amortization under ASU 2023-02 effective January 1, 2024, as well as an increase in non-deductible FDIC premiums recorded during the current period. This was partially offset by a decrease in disallowed executive compensation and disallowed interest expense. In addition, the Company recorded approximately $2.8 million in income tax provision related to the revaluations of its deferred income taxes and other tax adjustments during the current period.

Analysis of Financial Condition

Summary

Our total assets increased by approximately $242.8 million, or 0.5%, from December 31, 2023 to approximately $45.1 billion at March 31, 2024. Within total assets, cash and cash equivalents increased by $210.6 million, or 21.1% and loans increased by $278.8 million or 0.9% during the period, while investment securities decreased by $231.6 million, or 3.1%. Within total liabilities, deposits grew $129.5 million, or 0.3%, and federal funds purchased and securities sold under agreements to repurchase increased by $65.5 million, or 13.4%. Total borrowings decreased by $100.1 million, or 20.3%. Total shareholder’s equity increased by $13.9 million, or 0.3%. The increase in cash and cash equivalents was primarily due to the increase in deposits of $129.5 million along with decline in investments of $231.6 million from maturities and pay downs of mortgage-backed securities. The increase in deposits was mainly from the increase in money market accounts of $356.7 million during the quarter. The increase in loans was due to normal organic growth. Our loan to deposit ratio was 88% and 87% at March 31, 2024 and December 31, 2023, respectively, while our percentage of non-interest bearing deposit accounts to total deposits was 28% and 29% at March 31, 2024 and December 31, 2023, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At March 31, 2024, investment securities totaled $7.2 billion, compared to $7.5 billion at December 31, 2023, a decrease of $231.6 million, or 3.1%. At March 31, 2024, approximately 63.6% of the investment portfolio was classified as available for sale, approximately 33.8% was classified as held to maturity and 2.6% was classified as other investments. During the three months ended March 31, 2024, we purchased $54.6 million of capital stock with the Federal Home Loan Bank classified as other investment securities on the balance sheet of which we sold back $59.4 million. The net decrease to the capital stock holding for the Federal Home Loan Bank of Atlanta of $4.8 million during the first quarter of 2024 was due to the decrease in Federal Home Loan Bank borrowings. During the first quarter of 2024, the Bank did not purchase any securities available for sale or held to maturity. There were maturities, paydowns, and calls of investment securities totaling $168.4 million during the first quarter of 2024. Net amortization of premiums was $4.8 million in the first three months of 2024.

At March 31, 2024, the unrealized net loss of the available for sale securities portfolio was $830.2 million, or 15.3%, below its amortized cost basis, compared to an unrealized net loss of $776.6 million, or 14.0%, at December 31, 2023. At March 31, 2024, the unrealized net losses of the held to maturity securities portfolio was $430.0 million, or 17.6%, below its amortized cost basis, compared to an unrealized net losses of $402.7 million, or 16.2%, at December 31, 2023. The increase in the unrealized net loss in the available for sale investment portfolio of $53.6 and the increase in the unrealized net losses for the held to maturity portfolio of $27.3 during the first three months of 2024 was mainly due to the expectation that interest rates will remain higher in 2024 as inflation continues to remain higher than the Federal Reserve Bank target of 2.0%.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
March 31, 2024
U.S. Treasuries	$24,920	$24,587	$(333)	$24,920	$—
U.S. Government agencies	443,387	395,253	(48,134)	443,387	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,187,278	2,652,099	(535,179)	94	3,187,184
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,048,762	873,237	(175,525)	—	1,048,762
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,565,948	1,291,322	(274,626)	20,887	1,545,061
State and municipal obligations	1,127,834	960,359	(167,475)	1,125,663	2,171
Small Business Administration loan-backed securities	446,533	391,256	(55,277)	446,533	—
Corporate securities	30,521	26,854	(3,667)	—	30,521
	$7,875,183	$6,614,967	$(1,260,216)	$2,061,484	$5,813,699

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

At March 31, 2024, we had 1,236 investment securities, including both available for sale and held to maturity, which totaled $1.3 billion unrealized loss position. At December 31, 2023, we had 1,232 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.2 billion. The total number of investment securities with an unrealized loss position increased by 4 securities, while the total dollar amount of the unrealized loss increased by $80.0 million. The level of unrealized losses for each period is due to an overall increase in short- and long-term interest rates in 2022 and 2023 and the expectation that interest rates will not fall until late 2024 or 2025.

All investment securities in an unrealized loss position as of March 31, 2024 continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is not more likely than not that we will be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of March 31, 2024:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$64,365	2.11%	$—	—	$132,904	1.73%	$—	—%	$197,269	1.86%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	165,509	1.97	1,240,931	1.84	1,406,440	1.86
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	437,718	2.49	437,718	2.49
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,550	0.94	170,117	1.48	145,732	1.58	352,399	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	52,763	1.20	52,763	1.20
Total held to maturity	$64,365	2.11%	$36,550	0.94%	$468,530	1.72%	$1,877,144	1.95%	$2,446,589	1.90%
Available for Sale (fair value)
U.S. Government treasuries	$24,587	2.04%	$—	—%	$—	—%	$—	—%	$24,587	2.04%
U.S. Government agencies	125,021	2.63	—	—	98,784	1.68	—	—	223,805	2.17
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	3,361	2.06	148,341	2.39	1,340,721	1.97	1,492,423	2.01
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	6,867	2.50	11,213	2.29	490,032	2.19	508,112	2.20
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	76	5.93	187,784	2.86	580,436	1.94	243,921	1.82	1,012,217	2.06
State and municipal obligations	2,258	3.76	30,703	3.26	128,842	2.53	798,556	2.79	960,359	2.77
Small Business Administration loan-backed securities	3,426	0.35	17,668	4.51	118,037	3.91	210,912	2.79	350,043	3.21
Corporate securities	—	—	489	8.22	25,676	3.96	689	4.50	26,854	4.05
Total available for sale	$155,368	2.51%	$246,872	3.02%	$1,111,329	2.30%	$3,084,831	2.26%	$4,598,400	2.31%
Total other investments	$—	—%	$—	—%	$—	—%	$187,185	3.77%	$187,185	3.77%
Total investment securities	$219,733	2.39%	$283,422	2.75%	$1,579,859	2.13%	$5,149,160	2.20%	$7,232,174	2.21%
Percent of total	3%		4%		22%		71%
Cumulative percent of total	3%		7%		29%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.0% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 13.6% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 98% of the municipal bond portfolio has ratings in the Double A or Triple A category.

During the first quarter of 2024, the Company did not sell any securities that are available for sale or held to maturity. As of March 31, 2024, the portfolio had an effective duration of 5.89 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	March 31, 2024		December 31, 2023
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$197,269	4.76	$197,267	5.03
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,406,440	6.34	1,438,102	6.40
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	437,718	5.72	444,883	6.24
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	352,399	3.55	354,055	4.06
Small Business Administration loan-backed securities	52,763	6.83	53,133	6.95
Total held to maturity	$2,446,589	5.71	$2,487,440	5.94
Available for Sale (fair value)
U.S. Treasuries	$24,587	0.41	$73,890	0.35
U.S. Government agencies	223,805	3.17	224,706	3.41
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,492,423	6.05	1,558,306	6.12
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	508,112	5.46	527,422	5.69
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,012,217	3.60	1,024,170	3.73
State and municipal obligations	960,359	10.35	977,461	8.62
Small Business Administration loan-backed securities	350,043	3.73	371,686	3.81
Corporate securities	26,854	2.18	26,747	2.45
Total available for sale	$4,598,400	5.98	$4,784,388	5.65

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2024, we determined that there was no impairment on our other investment securities. As of March 31, 2024, other investment securities represented approximately $187.3 million, or 0.41% of total assets, and primarily consists of FHLB and FRB stock which totals to approximately $168.3 million, or 0.37% of total assets. There were no gains or losses on the sales of these securities for three months ended March 31, 2024 and 2023, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $66.2 million and $31.3 million at March 31, 2024 and December 31, 2023, respectively.

Loans Held for Sale

The balance of mortgage loans held for sale increased $5.7 million from December 31, 2023 to $56.6 million at March 31, 2024. Total mortgage production was $429 million in the first quarter of 2024. This compares to $436 million in the fourth quarter of 2023. Mortgage production has declined as mortgage rates have continued to remain high. The percentage of mortgage production sold into the secondary market increased to 53% at March 31, 2024 compared to 49% in the fourth quarter of 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	March 31,	% of	December 31,	% of
(Dollars in thousands)	2024	Total	2023	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$79,796	0.2%	$135,819	0.4%
Commercial non-owner occupied	1,673,833	5.1%	1,730,990	5.4%
Commercial owner occupied real estate	1,079,710	3.3%	1,115,539	3.4%
Consumer owner occupied	478,388	1.5%	496,674	1.5%
Home equity loans	214,078	0.7%	227,789	0.7%
Commercial and industrial	797,388	2.4%	863,584	2.7%
Other income producing property	138,049	0.4%	148,361	0.5%
Consumer non real estate	73,135	0.2%	77,930	0.2%
Other	206	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	4,534,583	13.8%	4,796,913	14.8%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	6,380	—%	9,506	—%
Commercial non-owner occupied	421,636	1.3%	445,270	1.4%
Commercial owner occupied real estate	318,860	1.0%	349,755	1.1%
Consumer owner occupied	163,356	0.5%	169,923	0.5%
Home equity loans	26,038	0.1%	27,239	0.1%
Commercial and industrial	33,163	0.1%	39,951	0.1%
Other income producing property	31,661	0.1%	35,358	0.1%
Consumer non real estate	30,189	0.1%	31,811	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	1,031,283	3.2%	1,108,813	3.4%
Total acquired loans	5,565,866	17.0%	5,905,726	18.2%
Non-acquired loans:
Construction and land development	2,351,167	7.2%	2,778,189	8.6%
Commercial non-owner occupied	7,017,005	21.5%	6,395,374	19.7%
Commercial owner occupied real estate	4,113,285	12.6%	4,032,377	12.5%
Consumer owner occupied	6,172,728	19.0%	5,928,408	18.3%
Home equity loans	1,168,478	3.6%	1,143,417	3.5%
Commercial and industrial	4,713,580	14.4%	4,601,004	14.2%
Other income producing property	470,345	1.4%	472,615	1.5%
Consumer non real estate	1,093,571	3.3%	1,123,909	3.5%
Other	1,285	—%	7,470	—%
Total non-acquired loans	27,101,444	83.0%	26,482,763	81.8%
Total loans (net of unearned income)	$32,667,310	100.0%	$32,388,489	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $278.8 million, or 3.5% annualized, to $32.7 billion at March 31, 2024. Our non-acquired loan portfolio increased by $618.7 million, or 9.4% annualized, mainly driven by organic growth. Commercial non-owner occupied loans, consumer owner occupied loans, commercial and industrial loans, commercial owner occupied real estate, and home equity loans led the way with $621.6 million, $244.3 million, $112.6 million, $80.9 million and $25.1 million in year-to-date loan growth, respectively, or 39.1%, 16.6%, 9.8%, 8.1% and 8.8% annualized growth, respectively. The acquired loan portfolio decreased by $339.9 million, or 23.1% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner occupied loans, commercial and industrial loans and commercial owner occupied loans, which decreased by $80.8 million, $73.0 million and $66.7 million, respectively, during the quarter. Acquired loans as a percentage of total loans decreased to 17.0% and non-acquired loans as a percentage of the overall portfolio increased to 83.0% at March 31, 2024. This compares to acquired loans as a percentage of total loans of 18.2% and non-acquired loans as a percentage of total loans of 81.8% at December 31, 2023.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict and unrest in middle east, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses a four-quarter forecast and a four-quarter reversion period.

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending March 31, 2024, management selected a baseline weighting of 50%, a 25% weighting for an upside scenario and a 25% weighting for the more severe scenario. The scenario weightings were consistent with the first quarter of 2023. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, rising interest rates, and tightening credit conditions conducive of a mild recession. While employment figures and recent commercial real estate market sales data still show resilience and actual loan losses remain at low levels, continued projected weakness in the forecasted commercial real estate price index continues to elevate modeled expected losses for the Commercial Real Estate and Commercial Construction and Land Development, which excludes Residential Construction, loan segments. The resulting provision was approximately $12.7 million during the first quarter of 2024.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of March 31, 2024, the balance of the ACL was $469.7 million or 1.44% of total loans. The ACL increased $13.1 million from the balance of $456.6 million recorded at December 31, 2023. The net increase during the first quarter of 2024 included a $15.8 million provision and $2.7 million in net charge-offs. During the three months ended March 31, 2024, the Company recorded a provision for credit losses based on loan growth and current forecasts applied to our modeling to adequately capture potential economic recessionary risks.

At March 31, 2024, the Company had a reserve on unfunded commitments of $53.2 million, which was recorded as a liability on the Balance Sheet, compared to $56.3 million at December 31, 2023. During the three months ended March 31, 2024, the Company recorded a decrease in the reserve for unfunded commitments of $3.1 million. This amount was recorded in Provision (Recovery) for Credit Losses on the Consolidated Statements of Income. For the comparative period in 2023, the Company had a reserve on unfunded commitments of $85.1 million recorded at March 31, 2023. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during the first three months of 2024.

The ACL provides 2.73 times coverage of nonperforming loans at March 31, 2024. Net charge-offs to the total average loans during the three months ended March 31, 2024 were 0.03%, compared to 0.01% during the three months ended March 31, 2023. We continued to experience solid and stable asset quality numbers and ratios as of March 31, 2024.

The following table provides the allocation, by segment, for expected credit losses as of March 31, 2024:

	March 31, 2024
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$87,484	22.2%
Residential Mortgage Junior	1,230	0.1%
Revolving Mortgage	11,724	4.6%
Residential Construction	4,552	1.8%
Other Construction and Development	60,860	5.5%
Consumer	23,353	3.6%
Multifamily	17,012	3.6%
Municipal	876	2.3%
Owner Occupied Commercial Real Estate	72,597	16.9%
Non-Owner Occupied Commercial Real Estate	134,698	24.4%
Commercial and Industrial	55,268	15.0%
Total	$469,654	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the quarters ended March 31, 2024 and 2023:

	Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$(220)	$7,142,755	(0.01)%	$292	$5,851,428	0.02%
Residential Mortgage Junior	39	14,639	1.07%	5	12,186	0.17%
Revolving Mortgage	182	1,487,324	0.05%	206	1,387,299	0.06%
Residential Construction	(297)	634,180	(0.19)%	72	866,661	0.03%
Other Construction and Development	(468)	2,009,144	(0.09)%	258	1,912,705	0.05%
Consumer	(1,372)	1,199,449	(0.46)%	(2,145)	1,262,393	(0.69)%
Multifamily	25	1,033,034	0.01%	—	760,375	—%
Municipal	—	741,355	—%	—	719,003	—%
Owner Occupied Commercial Real Estate	103	5,488,913	0.01%	293	5,485,976	0.02%
Non-Owner Occupied Commercial Real Estate	(61)	7,839,935	(0.00)%	55	7,418,486	0.00%
Commercial and Industrial	(610)	4,889,492	(0.05)%	(74)	4,717,885	(0.01)%
Total	$(2,679)	$32,480,220	(0.03)%	$(1,038)	$30,394,397	(0.01)%

The following table presents a summary of the changes in the ACL, for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444
Loans charged-off	(7,718)	(222)	(7,940)	(4,516)	(111)	(4,627)
Recoveries of loans previously charged off	2,975	2,286	5,261	2,327	1,262	3,589
Net (charge-offs) recoveries	(4,743)	2,064	(2,679)	(2,189)	1,151	(1,038)
Provision (recovery) for credit losses	20,055	(4,295)	15,760	20,498	(5,259)	15,239
Balance at end of period	$439,188	$30,466	$469,654	$327,915	$42,730	$370,645

Total loans, net of unearned income:
At period end	$32,667,310			$30,696,142
Average	32,480,220			30,394,397
Net charge-offs as a percentage of average loans (annualized)	0.03%			0.01%
Allowance for credit losses as a percentage of period end loans	1.44%			1.21%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	272.62%			297.42%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2024	2023	2023	2023	2023
Non-acquired:
Nonaccrual loans	$106,189	$110,467	$105,579	$104,491	$67,894
Accruing loans past due 90 days or more	2,497	11,305	783	3,620	2,667
Restructured loans - nonaccrual	—	—	277	281	282
Total non-acquired nonperforming loans	108,686	121,772	106,639	108,392	70,843
Other real estate owned (“OREO”) (1) (6)	1,035	228	118	118	58
Other nonperforming assets (2)	554	483	331	109	129
Total non-acquired nonperforming assets	110,275	122,483	107,088	108,619	71,030
Acquired:
Nonaccrual loans (3)	62,612	58,916	57,464	59,821	51,650
Accruing loans past due 90 days or more	135	1,174	1,821	571	983
Restructured loans - nonaccrual	839	839	—	913	1,144
Total acquired nonperforming loans	63,586	60,929	59,285	61,305	53,777
Acquired OREO (1) (7)	609	609	316	962	3,415
Other acquired nonperforming assets (2)	46	103	62	19	31
Total acquired nonperforming assets	64,241	61,641	59,663	62,286	57,223
Total nonperforming assets	$174,516	$184,124	$166,751	$170,905	$128,253

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.41%	0.46%	0.42%	0.43%	0.30%
Total nonperforming assets as a percentage of total assets (5)	0.24%	0.27%	0.24%	0.24%	0.16%
Nonperforming loans as a percentage of period end loans (4)	0.40%	0.46%	0.41%	0.43%	0.30%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.53%	0.57%	0.52%	0.54%	0.42%
Total nonperforming assets as a percentage of total assets (5)	0.39%	0.41%	0.37%	0.38%	0.29%
Nonperforming loans as a percentage of period end loans (4)	0.53%	0.56%	0.52%	0.54%	0.41%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank properties held for sale of $9.0 million, $9.0 million, $11.8 million, $10.0 million, and $13.3 million as of March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank properties held for sale of $0, $3.4 million, $3.4 million, $3.4 million, and $3.4 million as of March 31, 2024, December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $174.5 million, or 0.53% of total loans and repossessed assets, at March 31, 2024, a decrease of $9.6 million, or 5.2%, from December 31, 2023. Total nonperforming loans were $172.3 million, or 0.53%, of total loans, at March 31, 2024, a decrease of $10.4 million, or 5.7%, from December 31, 2023. Non-acquired nonperforming loans decreased by $13.1 million from December 31, 2023. The decrease in non-acquired nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $7.2 million, a decrease in accruing loans past due 90 days or more of $8.8 million, offset by an increase in consumer nonaccrual loans of $2.9 million. The accruing loans past due 90 days or more decreased by $8.8 million at March 31, 2024 compared to December 31, 2023, due primarily to a decrease in accruing loans past due 90 days or more of factored receivables, which are trade credits rather than promissory notes loans that are deemed to be low risk. Acquired nonperforming loans increased $2.7 million from December 31, 2023. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $4.6 million, offset by a decrease in consumer nonaccrual loans of $1.0 million and a decline in accruing loans past due 90 days or more of $1.0 million.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased by $232.4 million, or 3.5% annualized, to $26.6 billion at March 31, 2024 from $26.4 billion at December 31, 2023. This increase was mainly driven by growth in money market accounts of $356.7 million, including $167.1 million in reciprocal insured money market deposits. This increase was partially offset by declines in interest-bearing checking accounts of $80.0 million and savings deposits of $75.0 million. Customers continue to move funds from lower yielding deposit products seeking higher yields in money market accounts. Federal funds purchases related to the Correspondent Banking Division and securities sold under agreements to repurchase were $554.7 million at March 31, 2024, a $65.5 million increase from December 31, 2023. Other borrowings, consisting of FHLB borrowings, decreased to $0 at March 31, 2024 from $100 million at December 31, 2023. Corporate and subordinated debentures declined by $92,000 to $391.8 million. Some key highlights are outlined below:

●	As noted above, the Company’s higher yielding money market accounts increased during the first quarter of 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits. Average interest-bearing deposits increased by $3.1 billion to $26.4 billion in the quarter ended March 31, 2024 compared to the same period in 2023. For more information on the composition of our total deposits, see Note 8 – Deposits.
●	Other borrowings, consisting of FHLB borrowings, decreased to $0 at March 31, 2024 from $100 million at December 31, 2023. The Company paid down its FHLB borrowings in the first quarter of 2024 with the growth in deposits and the maturities and pay downs in investment securities providing liquidity.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2024, the period end balance of noninterest-bearing deposits of $10.5 billion remained fairly stable compared to the balance at December 31, 2023 of $10.6 billion. Average noninterest-bearing deposits were $10.5 billion for the first quarter of 2024 compared to $12.8 billion for the first quarter of 2023. This decrease in the average noninterest bearing deposits from the quarter ended March 31, 2023 was mainly due to customers seeking higher yields in the rising rate environment. Also, customers have less excess cash as funds from government support programs related to the COVID-19 pandemic began to decline, as well as the resulting effects of higher costs related to inflation.

Uninsured Deposits

At March 31, 2024 and December 31, 2023, the Company had approximately $13.3 billion and $14.2 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2024, shareholders’ equity was $5.5 billion, an increase of $13.9 million, or 0.3%, from December 31, 2023.

The following table shows the changes in shareholders’ equity during 2024.

(Dollars in thousands)
Total shareholders' equity at December 31, 2023	$5,533,098
Net income	115,056
Cumulative adjustment pursuant to adoption of ASU 2023-02	(10,246)
Dividends paid on common shares ($0.52 per share)	(39,598)
Dividends paid on restricted stock units	(1,163)
Net increase in market value of securities available for sale, net of deferred taxes	(40,458)
Stock options exercised	391
Equity based compensation	5,867
Common stock repurchased pursuant to stock repurchase plan	(7,985)
Common stock repurchased - equity plans	(7,953)
Total shareholders' equity at March 31, 2024	$5,547,009

The Company repurchased 100,000 shares, at an average price of $79.85 per share for a total of $8.0 million under the 2022 Stock Repurchase Plan during the first quarter of 2024. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of March 31, 2024, a total of 3,920,021 authorized shares remain available for repurchase.

Under current regulations, the Company and the Bank are subject to a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a minimum required ratio of Tier 1 capital to risk-weighted assets of 6%. The minimum required leverage ratio is 4%. The minimum required total capital to risk-weighted assets ratio is 8%. Refer to Note 16 — Capital Ratios for more information regarding Company and Bank’s regulatory capital compliance requirements.

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% phased out in 2024. At March 31, 2024, approximately $15.3 million was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of March 31, 2024.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2024	2023
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.95%	11.75%
Tier 1 risk-based capital	6.00%	11.95%	11.75%
Total risk-based capital	10.00%	14.32%	14.08%
Tier 1 leverage	N/A	9.58%	9.42%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.67%	12.52%
Tier 1 risk-based capital	8.00%	12.67%	12.52%
Total risk-based capital	10.00%	13.93%	13.75%
Tier 1 leverage	5.00%	10.14%	10.03%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all improved compared to December 31, 2023. All of these ratios mainly improved due to net income recognized during the first quarter of 2024 of $115.1 million. Tier 1 capital increased by 1.1% and 0.5% at both the Company and Bank, respectively, with the increase in equity from the net income recognized. Total risk-based capital increased by 1.1% and 0.7% at both the Company and Bank, respectively, with the increase in equity resulting from net income along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter with average assets for both the Company and Bank decreasing by 0.6% and risk-based assets decreasing by 0.6%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio, net noncore funding dependence ratio, On-hand liquidity to total liabilities ratio, the percentage of securities pledged to total securities, and the ratio of brokered deposits to total deposits. As of March 31, 2024, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased by approximately $618.7 million, or approximately 9.4% annualized, compared to the balance at December 31, 2023. The increase from December 31, 2023 was mainly related to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $339.9 million from the balance at December 31, 2023 through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased by $231.6 million compared to the balance at December 31, 2023. The decrease in investment securities from December 31, 2023 was a result of maturities, calls, sales and paydowns of investment securities totaling $227.8 million, a reduction from the net amortization of premiums of $4.8 million as well as decrease in the market value of the available for sale investment securities portfolio of $53.6 million. These decreases were partially offset by purchases of other investment securities totaling $54.6 million. There were no purchases of available for sale or held to maturity securities during the quarter. The purchases of other investment securities were related to capital stock with the Federal Home Loan Bank of which we sold back $59.4 million during the first quarter of 2024. The activity in the purchases and sales of the Federal Home Loan Bank Capital Stock was due to activity with FHLB borrowings during the year. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of March 31, 2024, the bank pledged 39.5% of the market value of its investment portfolio. As of March 31, 2024, the Bank had unpledged securities with a market value of $4.0 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $1.2 billion at March 31, 2024 as compared to $1.0 billion at December 31, 2023. Liquidity has tightened starting in 2023 with the rising rate environment and turmoil in the financial markets occurring in early 2023. Competition for in-market deposits has increased throughout 2023 and 2024 resulting in increases in deposit rates to retain local deposits. The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At March 31, 2024, the percentage of brokered time deposits to total deposits was 2.0% compared to 1.9% at December 31, 2023. During the first quarter of 2024, the Company also borrowed funds from the FHLB on a short-term basis; however, no FHLB advances were outstanding at March 31, 2024. The outstanding borrowings from the FHLB were $100.0 million at December 31, 2023. See below for further discussion around brokered deposits and FHLB borrowings.

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

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $37.2 billion in total deposits at March 31, 2024, approximately 70% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $27,000. The top ten and twenty deposit relationships comprise approximately 2% and 4% of total deposits, and approximately 28% of total deposits are non-interest bearing. The Bank’s deposit beta, which represents the change in the Bank’s cost of deposits over the change in the federal funds target rate, during this cycle (from March 2022 through March 2024) is approximately 33%.

At March 31, 2024 and December 31, 2023, we had $728.8 million and $719.7 million of traditional, out–of–market brokered time deposits, respectively. At March 31, 2024 and December 31, 2023, we had $2.3 billion and $2.2 billion, respectively, of reciprocal brokered deposits. Total deposits were $37.2 billion at March 31, 2024, an increase of $129.5 million from $37.0 billion at December 31, 2023. This increase in deposits from December 31, 2023 was driven by an increase in money market accounts of $356.7 million, including $167.1 million in reciprocal insured money market deposits along with a $30.6 million increase in time deposits. These increases were partially offset by declines in noninterest-bearing deposits of $102.9 million, interest-bearing checking deposits of $80.0 million and savings deposits of $75.0 million. As customers moved funds from noninterest-bearing deposits, interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment, the Company has seen an increase in its balance of higher yielding money market accounts and time deposits during the first quarter of 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits.

Total short-term borrowings at March 31, 2024 were $554.7 million, consisting of $273.4 million in federal funds purchased and $281.3 million in securities sold under agreements to repurchase. Total long-term borrowing at March 31, 2024 were $391.8 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

In addition to deposits, we have other contingency funding sources available to the Bank. At March 31, 2024, our Bank had a total FHLB credit facility of $6.6 billion, with $2.9 million in FHLB letters of credit outstanding at quarter-end, leaving $6.6 billion in availability on the FHLB credit facility. In addition, our Bank had $1.8 billion of credit available at the Federal Reserve Bank’s discount window and total federal funds credit lines of $300.0 million with no balances outstanding at quarter-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.6 billion as of March 31, 2024. The Bank had $728.8 million of outstanding brokered deposits at the end of the quarter leaving $4.8 billion in available capacity. All of these resources provide $13.5 billion of additional funding for the Bank. In addition, the Bank has $3.1 billion in market value of unpledged securities at March 31, 2024 that can be pledged to obtain additional funds, if necessary. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2024. We believe that our liquidity position continues to be adequate and readily available.

As discussed previously and presented below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of March 31, 2024.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$6,594
Federal Reserve Bank of Atlanta Discount Window	1,770
Cash and cash equivalents	1,209
Fair value of securities that can be pledged	3,046
Total primary sources	$12,619
Uninsured deposits, excluding collateralized deposits	$11,182
Uninsured and collateralized deposits	$13,341
Coverage ratio, uninsured deposits	112.9%
Coverage ratio, uninsured and collateralized deposits	94.6%
Ratio of uninsured and collateralized deposits to total deposits	35.9%

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of March 31, 2024. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.58%, 11.95% and 14.39%, respectively, at March 31, 2024. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.14%, 12.66% and 13.99%, respectively, at March 31, 2024. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of March 31, 2024 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Our contingency funding plan describes several potential stages based on stressed liquidity levels. Liquidity key risk indicators are reported to the Board of Directors on a quarterly basis. As noted previously, we maintain various wholesale sources of funding. If our deposit retention efforts were to be unsuccessful, we would use these alternative sources of funding. Under such circumstances, depending on the external source of funds, our interest cost would vary based on the range of interest rates charged. This could increase our cost of funds, impacting our net interest margin and net interest spread.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Derivatives are also used to hedge mortgage servicing rights. For additional information see Note 15 — Derivative Financial Instruments in the consolidated financial statements.

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of March 31, 2024, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 15 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of March 31, 2024, the Company was operating within its interest rate key risk indicator policy limits.

During 2023 and the first quarter of 2024, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred and seventy-four basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 33%. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of March 31, 2024, the total deposit beta assumption was 35.0%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in April 2024 as the Base Case Scenario. As of March 31, 2024, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.1% increase (up 100) and 1.8% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At March 31, 2024, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.4% decrease and 0.7% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 5.9% decrease and 0.4% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of March 31, 2024.

The analysis below reflects a Base Case and shocked scenarios that assume a static balance sheet projection where volume is added to maintain balances consistent with current levels. Base Case assumes new and repricing volumes reference forward rates derived from the Moody’s Baseline rate forecast. Instantaneous, parallel, and sustained interest rate shocks are applied to the Base Case scenario over a one-year time horizon.

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.1%
Up 200 basis points	1.8%
Up 300 basis points	2.1%
Up 400 basis points	2.3%
Down 100 basis points	(1.8)%
Down 200 basis points	(4.4)%
Down 300 basis points	(8.6)%
Down 400 basis points	(13.2)%

Deposit Concentrations

At March 31, 2024 and December 31, 2023, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 5% of the Company’s average total deposit balances at March 31, 2024. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at March 31, 2024. Based on this criteria, we had eight such credit concentrations at March 31, 2024, including loans to lessors of nonresidential buildings (except mini-warehouses) of $6.1 billion, loans secured by owner occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.5 billion, loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $9.0 billion, loans secured by jumbo (original loans greater than $548,250) of $2.5 billion, loans secured by business assets including accounts receivable, inventory and equipment of $2.2 billion and loans to consumers secured by non-real estate of $1.2 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2024 and December 31, 2023, the Bank’s CDL concentration ratio was 48.9% and 59.7%, respectively, and its CRE concentration ratio was 235.1% and 236.5%, respectively. As of March 31, 2024, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Return on average equity (GAAP)	8.36%	10.96%
Effect to adjust for intangible assets	5.27%	7.85%
Return on average tangible equity (non-GAAP)	13.63%	18.81%

Average shareholders’ equity (GAAP)	$5,536,551	$5,177,048
Average intangible assets	(2,009,649)	(2,036,661)
Adjusted average shareholders’ equity (non-GAAP)	$3,526,902	$3,140,387

Net income (GAAP)	$115,056	$139,926
Amortization of intangibles	5,998	7,299
Tax effect	(1,503)	(1,594)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$119,551	$145,631

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

Risks relating to our Business and Business Strategy

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, inflation, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business;
●	Risks relating to the ability to retain our culture and attract and retain qualified people, which could be exacerbated by the continuing work from remote environment;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest rate risk primarily resulting from our inability to effectively manage the risk, and their impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	A decrease in our net interest income due to the interest rate environment;
●	Liquidity risk affecting the Bank’s ability to meet its obligations when they come due;
●	Unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	Potential deterioration in real estate values;
●	The loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Reputational and operational risks associated with environment, social and governance (ESG) matters, including the impact of recently passed state legislation and proposed federal and state regulatory guidance and regulation relating to climate change;
●	Excessive loan losses;
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products;

●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration; and
●	Geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence.

Risks relating to the Regulatory Environment

●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of special FDIC assessments, the Consumer Financial Protection Bureau regulations or other guidance, and the possibility of changes in accounting standards, policies, principles and practices.

Risks relating to our Common Stock

●	The risks of fluctuations in market prices for SouthState common stock that may or may not reflect economic condition or performance of SouthState;
●	The payment of dividends on SouthState common stock, which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; and
●	Ownership dilution risk associated with potential acquisitions in which SouthState’s stock may be issued as consideration for an acquired company.

Risks relating to Economic Conditions and Other Outside Forces

●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin; and
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2024 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2023.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of March 31, 2024, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of March 31, 2024, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of March 31, 2024, the Company had not incurred material costs as a result of the Cyber Incident.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident. As of the date of this Quarterly Report on Form 10-Q, 14 putative class action lawsuits, including the Original Suit, are pending. For more information about the Original Suit and other litigations filed in connection with the Cyber Incident, please refer to Note 12 — Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other than the Cyber Incident Suits (as defined in Note 12 — Commitments and Contingent Liabilities), as of March 31, 2024, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share shares through the 2022 Stock Repurchase Program during the first quarter of 2024. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of March 31, 2024, there is a total of 3,920,021 shares authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the first quarter of 2024:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
January 1 ‑ January 31	27,743	*	$83.72	—	4,020,021
February 1 - February 29	63,024	*	83.11	—	4,020,021
March 1 - March 31	104,770	*	79.96	100,000	3,920,021
Total	195,537			100,000	3,920,021
*

For the three months ended March 31, 2024, totals include 27,743, 63,024, and 4,770 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2022 Stock Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Exhibit No.	Description of Exhibit	Incorporated by Reference
		Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of SouthState Corporation dated April 26, 2023	10-Q	001-12669	3.1	8/4/2023

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X
101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: May 3, 2024	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2024	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2024	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer