Form 10-Q
period 2024-06-30
SouthState Corp
filed 2024-08-02
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 31, 2024
Common Stock, $2.50 par value	76,246,721

SouthState Corporation and Subsidiaries

June 30, 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$507,425	$510,922
Federal funds sold and interest-earning deposits with banks	338,829	236,435
Deposits in other financial institutions (restricted cash)	270,912	251,520
Total cash and cash equivalents	1,117,166	998,877
Trading securities, at fair value	92,161	31,321
Investment securities:
Securities held to maturity (fair value of $1,920,941 and $2,084,736)	2,348,528	2,487,440
Securities available for sale, at fair value	4,498,264	4,784,388
Other investments	201,516	192,043
Total investment securities	7,048,308	7,463,871
Loans held for sale	100,007	50,888
Loans:
Acquired - non-purchased credit deteriorated loans	4,253,323	4,796,913
Acquired - purchased credit deteriorated loans	957,255	1,108,813
Non-acquired loans	28,023,986	26,482,763
Less allowance for credit losses	(472,298)	(456,573)
Loans, net	32,762,266	31,931,916
Premises and equipment, net	517,382	519,197
Bank owned life insurance (“BOLI”)	1,001,998	991,454
Deferred tax assets	162,951	164,354
Derivatives assets	185,036	172,939
Mortgage servicing rights	88,904	85,164
Core deposit and other intangibles	77,389	88,776
Goodwill	1,923,106	1,923,106
Other assets	417,296	480,161
Total assets	$45,493,970	$44,902,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,374,464	$10,649,274
Interest-bearing	26,723,938	26,399,635
Total deposits	37,098,402	37,048,909
Federal funds purchased	287,973	248,162
Securities sold under agreements to repurchase	254,430	241,023
Corporate and subordinated debentures	391,719	391,904
Other borrowings	300,000	100,000
Reserve for unfunded commitments	50,248	56,303
Derivative liabilities	955,347	804,486
Other liabilities	505,448	478,139
Total liabilities	39,843,567	39,368,926
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,195,723 and 76,022,039 shares issued and outstanding, respectively	190,489	190,055
Surplus	4,238,192	4,240,413
Retained earnings	1,841,933	1,685,166
Accumulated other comprehensive loss	(620,211)	(582,536)
Total shareholders’ equity	5,650,403	5,533,098
Total liabilities and shareholders’ equity	$45,493,970	$44,902,024

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$478,360	$419,355	$942,048	$812,720
Investment securities:
Taxable	38,747	41,254	78,492	82,819
Tax-exempt	5,769	5,586	11,337	12,144
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	8,248	11,858	16,502	20,779
Total interest income	531,124	478,053	1,048,379	928,462
Interest expense:
Deposits	165,481	100,787	325,643	156,729
Federal funds purchased and securities sold under agreements to repurchase	4,983	3,535	9,710	6,388
Corporate and subordinated debentures	5,999	5,823	12,008	11,558
Other borrowings	4,402	6,165	6,823	10,781
Total interest expense	180,865	116,310	354,184	185,456
Net interest income	350,259	361,743	694,195	743,006
Provision for credit losses	3,889	38,389	16,575	71,480
Net interest income after provision for credit losses	346,370	323,354	677,620	671,526
Noninterest income:
Fees on deposit accounts	33,842	33,101	66,987	62,960
Mortgage banking income	5,912	4,354	12,081	8,686
Trust and investment services income	11,091	9,823	21,482	19,760
Correspondent banking and capital markets income	4,860	19,187	9,171	32,781
SBA income	3,955	2,885	8,318	6,607
Securities gains, net	—	—	—	45
Other income	15,565	7,864	28,744	17,730
Total noninterest income	75,225	77,214	146,783	148,569
Noninterest expense:
Salaries and employee benefits	151,435	147,342	301,888	291,402
Occupancy expense	22,453	22,196	45,030	43,729
Information services expense	23,144	21,119	45,497	41,044
OREO and loan related expense	1,307	(14)	1,913	155
Amortization of intangibles	5,744	7,028	11,742	14,327
Supplies, printing and postage expense	2,526	2,554	5,066	5,194
Professional fees	3,906	4,364	7,021	8,066
FDIC assessment and other regulatory charges	7,771	9,819	16,305	16,113
FDIC special assessment	619	—	4,473	—
Advertising and marketing	2,594	1,521	4,578	3,639
Merger, branch consolidation, severance related and other expense	5,785	1,808	10,298	11,220
Other expense	21,463	24,889	44,226	48,242
Total noninterest expense	248,747	242,626	498,037	483,131
Earnings:
Income before provision for income taxes	172,848	157,942	326,366	336,964
Provision for income taxes	40,478	34,495	78,940	73,591
Net income	$132,370	$123,447	$247,426	$263,373
Earnings per common share:
Basic	$1.74	$1.62	$3.24	$3.47
Diluted	$1.73	$1.62	$3.23	$3.45
Weighted average common shares outstanding:
Basic	76,251	76,058	76,276	75,981
Diluted	76,607	76,418	76,630	76,394

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$132,370	$123,447	$247,426	$263,373
Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	3,839	(64,741)	(49,737)	8,120
Tax effect	(1,056)	16,127	12,062	6,603
Reclassification adjustment for gains included in net income	—	—	—	(45)
Tax effect	—	—	—	12
Net of tax amount	2,783	(48,614)	(37,675)	14,690
Other comprehensive income (loss), net of tax	2,783	(48,614)	(37,675)	14,690
Comprehensive income	$135,153	$74,833	$209,751	$278,063

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, March 31, 2023	75,859,665	$189,649	$4,224,503	$1,448,636	$(613,784)	$5,249,004
Comprehensive loss:
Net income	—	—	—	123,447	—	123,447
Other comprehensive loss, net of tax effects	—	—	—	—	(48,614)	(48,614)
Total comprehensive loss						74,833
Cash dividends declared on common stock at $0.50 per share	—	—	—	(37,962)	—	(37,962)
Cash dividend equivalents paid on restricted stock units	—	—	—	(613)	—	(613)
Employee stock purchases	9,562	24	623	—	—	647
Restricted stock awards (forfeits)	(120)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	181,076	453	(453)	—	—	—
Common stock repurchased	(54,204)	(135)	(3,471)	—	—	(3,606)
Share-based compensation expense	—	—	7,707	—	—	7,707
Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010

Balance, March 31, 2024	76,177,163	$190,443	$4,230,345	$1,749,215	$(622,994)	$5,547,009
Comprehensive loss:
Net income	—	—	—	132,370	—	132,370
Other comprehensive loss, net of tax effects	—	—	—	—	2,783	2,783
Total comprehensive loss						135,153
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,619)	—	(39,619)
AOCI reclassification to retained earnings from adoption of ASU 2018-02	—	—	—	—	—	—
Cash dividend equivalents paid on restricted stock units	—	—	—	(33)	—	(33)
Employee stock purchases	9,092	23	707	—	—	730
Stock options exercised	1,099	3	47	—	—	50
Restricted stock awards (forfeits)	(252)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	9,299	23	(23)	—	—	—
Stock issued in lieu of cash - directors fees	1,148	3	90	—	—	93
Common stock repurchased - buyback plan	—	—	—	—	—	—
Common stock repurchased	(1,826)	(5)	(135)	—	—	(140)
Share-based compensation expense	—	—	7,160	—	—	7,160
Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	263,373	—	263,373
Other comprehensive income, net of tax effects	—	—	—	—	14,690	14,690
Total comprehensive income						278,063
Cash dividends declared on common stock at $1.00 per share	—	—	—	(75,874)	—	(75,874)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,033)	—	(1,033)
Employee stock purchases	9,562	24	623	—	—	647
Stock options exercised	23,516	59	1,114	—	—	1,173
Restricted stock awards (forfeits)	(2,353)	(6)	6	—	—	—
Stock issued pursuant to restricted stock units	358,784	897	(897)	—	—	—
Common stock repurchased	(98,093)	(245)	(6,777)	—	—	(7,022)
Share-based compensation expense	—	—	19,129	—	—	19,129
Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	247,426	—	247,426
Other comprehensive loss, net of tax effects	—	—	—	—	(37,675)	(37,675)
Total comprehensive income						209,751
Cash dividends declared on common stock at $1.04 per share	—	—	—	(79,217)	—	(79,217)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,196)	—	(1,196)
Employee stock purchases	9,092	23	707	—	—	730
Stock options exercised	7,448	19	422	—	—	441
Restricted stock awards (forfeits)	(316)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	353,675	884	(884)	—	—	—
Stock issued in lieu of cash - directors fees	1,148	3	90	—	—	93
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased	(97,363)	(243)	(7,850)	—	—	(8,093)
Share-based compensation expense	—	—	13,027	—	—	13,027
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$247,426	$263,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,837	29,864
Provision for credit losses	16,575	71,480
Deferred income taxes	9,221	19,990
Gains on sale of securities, net	—	(45)
Share-based compensation expense	13,027	19,129
Accretion of discount related to acquired loans	(8,673)	(12,878)
Gains on disposal of premises and equipment	(7)	(89)
Gains on sale of bank properties held for sale and repossessed real estate	(1,090)	(1,430)
Net amortization of premiums and discounts on investment securities	9,721	10,197
Bank properties held for sale and repossessed real estate write downs	52	1,231
Fair value adjustment for loans held for sale	(1,008)	(66)
Originations and purchases of loans held for sale	(553,362)	(422,596)
Proceeds from sales of loans held for sale	511,006	411,489
Gains on sales of loans held for sale	(5,755)	(2,810)
Increase in cash surrender value of BOLI	(13,444)	(12,135)
Net change in:
Accrued interest receivable	(5,462)	(2,636)
Prepaid assets	(4,177)	(829)
Operating leases	216	196
Bank owned life insurance	(840)	(976)
Trading securities	(60,840)	(25,317)
Derivative assets	(12,097)	36,536
Miscellaneous other assets	40,804	4,258
Accrued interest payable	(1,465)	25,573
Accrued income taxes	20,603	(9,601)
Derivative liabilities	150,861	(58,426)
Miscellaneous other liabilities	25,351	28,174
Net cash provided by operating activities	404,480	371,656
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	125,298
Proceeds from maturities and calls of investment securities held to maturity	136,746	95,566
Proceeds from maturities and calls of investment securities available for sale	241,844	255,808
Proceeds from sales and redemptions of other investment securities	85,517	146,625
Purchases of investment securities available for sale	(13,014)	(3,174)
Purchases of other investment securities	(94,989)	(163,636)
Net increase in loans	(857,537)	(1,361,435)
Recoveries of loans previously charged off	9,626	7,858
Purchase of bank owned life insurance	—	(5,966)
Purchases of premises and equipment	(14,999)	(15,034)
Proceeds from redemption and payout of bank owned life insurance policies	3,739	4,292
Proceeds from sale of bank properties held for sale and repossessed real estate	8,724	7,610
Proceeds from sale of premises and equipment	363	675
Net cash used in investing activities	(493,980)	(905,513)
Cash flows from financing activities:
Net increase in deposits	49,798	392,123
Net increase in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	53,218	25,029
Proceeds from borrowings	2,550,000	4,850,000
Repayment of borrowings	(2,350,000)	(4,450,000)
Common stock issuance	823	647
Common stock repurchases	(16,078)	(7,022)
Dividends paid	(80,413)	(76,907)
Stock options exercised	441	1,173
Net cash provided by financing activities	207,789	735,043
Net increase in cash and cash equivalents	118,289	201,186
Cash and cash equivalents at beginning of period	998,877	1,312,563
Cash and cash equivalents at end of period	$1,117,166	$1,513,749
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$355,649	$159,883
Income taxes	$42,186	$62,170
Recognition of operating lease assets in exchange for lease liabilities	$9,093	$—
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$3,604	$3,186

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The consolidated balance sheet at December 31, 2023, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

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

In the second quarter of 2024, updates were made to certain estimates used in the Company’s current expected credit loss model, the most significant of which include expanding the number of macroeconomic variables used in the quantitative models, incorporating more granular loss data, and adjusting the reasonable and supportable forecast period from one to two years. We continue to update and expand our qualitative framework to further address factors not captured in the quantitative process.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report for the year ended December 31, 2023. As of June 30, 2024, and December 31, 2023, the Company had $2.4 billion and $2.5 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2024, and December 31, 2023, the accrued interest receivables for all investment securities recorded in Other Assets were $25.8 million and $26.5 million, respectively.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term, as well as for changes in macroeconomic conditions, such as changes in unemployment rates, gross domestic product, property values, or other relevant factors. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected losses may result in a range of expected losses. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected losses.

The Company generally uses an eight-quarter forecast period, based on a single forecast scenario or a blend of multiple forecast scenarios, using variables management believes are most relevant to each portfolio segment. For periods beyond which management is able to develop reasonable and supportable forecasts, the Company reverts to the average historical loss rate, reflecting historical default probabilities and loss severities, using a reversion speed that approximates four quarters. The forecast period and scenarios used are reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.

While quantitative allowance methodologies strive to reflect all risk factors, any estimate involves assumptions and uncertainties resulting in some level of imprecision. Imprecision exists in the estimation process due to the inherent time lag between obtaining information, performing the calculation, as well as variations between estimates and actual outcomes. As a result, amounts determined under the methodologies described above are adjusted by management to consider the potential impact of other qualitative factors not captured in the quantitative model adjustments which include, but are not limited to, the following: imprecision or conditions not captured in economic scenario assumptions, emerging risks related to either changes in the internal or external environment that are affecting specific portfolios, trends in loan or portfolio level credit metrics not captured in quantitative modeling, or model imprecision adjustments. The consideration of these items results in adjustments to allowance amounts included in the Company’s allowance for credit losses for each loan portfolio.

The Company’s ACL is calculated using collectively evaluated and individually evaluated loans. Even though portions of the allowance may be allocated to specific loans or pools of loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2024, and December 31, 2023, the accrued interest receivables for loans recorded in Other Assets were $132.7 million and $127.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of June 30, 2024, and December 31, 2023, the liabilities recorded for expected credit losses on unfunded commitments were $50.2 million and $56.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

The methodology used in the estimation of the allowance, which is performed at least quarterly, is designed to be dynamic and responsive to changes in portfolio credit quality and forecasted economic conditions. Changes are reflected in the pool-basis allowance and in reserves assigned on an individual basis as the collectability of classified loans is evaluated with new information. As the Company’s portfolio has matured, historical loss ratios have been closely monitored. The review of the appropriateness of the allowance is performed by executive management and presented to the Audit and Risk Committees of the Board of Directors for their review. The committees report to the board as part of the board's quarterly review of the Company’s consolidated financial statements.

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

Note 4 — Mergers and Acquisitions

Announcement of Merger between SouthState and Independent Bank Group, Inc. (“Independent”)

On May 20, 2024, the Company and Independent, a Texas-based corporation, announced that the companies have entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Independent will merge with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Independent’s wholly owned banking subsidiary, Independent Bank will merge with and into the Company’s wholly owned banking subsidiary, SouthState Bank, National Association, which will continue as the surviving bank in the bank merger. The Merger Agreement was approved by the Boards of Directors of the Company and Independent by the unanimous vote of the directors present at the applicable meeting. The merger is subject to approvals by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System (“Federal Reserve”), and the Company’s and Independent’s shareholders. Under the terms of the Merger Agreement, shareholders of Independent will receive 0.60 shares of the Company’s common stock for each share of Independent common stock they own. The transaction is expected to close during the first quarter of 2025, subject to the satisfaction of customary closing conditions, including receipt of required statutory approvals and approval by the shareholders of each of the Company and Independent. At June 30, 2024, Independent reported $18.4 billion in total assets, $14.6 billion in loans and $15.8 billion in deposits.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2024:
U.S. Government agencies	$147,270	$—	$(24,781)	$122,489
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,370,142	—	(243,434)	1,126,708
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	428,468	—	(73,856)	354,612
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	351,181	—	(74,117)	277,064
Small Business Administration loan-backed securities	51,467	—	(11,399)	40,068
	$2,348,528	$—	$(427,587)	$1,920,941
December 31, 2023:
U.S. Government agencies	$197,267	$—	$(24,607)	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	—	(227,312)	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	—	(68,139)	376,744
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	—	(71,327)	282,728
Small Business Administration loan-backed securities	53,133	—	(11,319)	41,814
	$2,487,440	$—	$(402,704)	$2,084,736

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2024:
U.S. Treasuries	$38,098	$—	$(153)	$37,945
U.S. Government agencies	216,148	—	(21,025)	195,123
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,735,232	125	(286,429)	1,448,928
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	592,712	5	(102,173)	490,544
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,207,592	595	(199,225)	1,008,962
State and municipal obligations	1,124,430	1	(171,729)	952,702
Small Business Administration loan-backed securities	379,899	64	(43,221)	336,742
Corporate securities	30,509	—	(3,191)	27,318
	$5,324,620	$790	$(827,146)	$4,498,264
December 31, 2023:
U.S. Treasuries	$74,720	$—	$(830)	$73,890
U.S. Government agencies	246,089	—	(21,383)	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,822,104	294	(264,092)	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	626,735	—	(99,313)	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,217,125	1,516	(194,471)	1,024,170
State and municipal obligations	1,129,750	2	(152,291)	977,461
Small Business Administration loan-backed securities	413,950	86	(42,350)	371,686
Corporate securities	30,533	—	(3,786)	26,747
	$5,561,006	$1,898	$(778,516)	$4,784,388

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2024:
Federal Home Loan Bank stock	$32,336
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,356
$201,516
December 31, 2023:
Federal Home Loan Bank stock	$22,836
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other nonmarketable investment securities	15,383
$192,043

The Company’s other investment securities consist of non-marketable equity securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2024, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at June 30, 2024, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$14,365	$14,057	$143,274	$141,624
Due after one year through five years	36,511	32,483	306,612	285,442
Due after five years through ten years	456,439	389,368	1,239,040	1,063,459
Due after ten years	1,841,213	1,485,033	3,635,694	3,007,739
	$2,348,528	$1,920,941	$5,324,620	$4,498,264

During the three and six months ended June 30, 2024, there were no sales of securities available for sale and therefore, there were no gains or losses on sale securities available for sale. During the three and six months ended June 30, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million, a net gain of $45,000, realized from the sale of available for sale securities.

There were no sales of held to maturity securities during the three and six months ended June 30, 2024, or June 30, 2023.

Information pertaining to our securities with gross unrealized losses at June 30, 2024, and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,781	$122,489
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	243,434	1,126,708
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	73,856	354,612
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	74,117	277,064
Small Business Administration loan-backed securities	—	—	11,399	40,068
	$—	$—	$427,587	$1,920,941
Securities Available for Sale
U.S. Treasuries (1)	$—	$10,834	$153	$24,815
U.S. Government agencies	—	—	21,025	195,123
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	136	8,848	286,293	1,430,209
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	102,173	489,387
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	106	16,816	199,119	920,215
State and municipal obligations	1,860	20,142	169,869	930,359
Small Business Administration loan-backed securities	2	704	43,219	317,384
Corporate securities	13	485	3,178	26,833
	$2,117	$57,829	$825,029	$4,334,325
December 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,607	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	227,312	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	68,139	376,745
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	71,327	282,728
Small Business Administration loan-backed securities	—	—	11,319	41,814
	$—	$—	$402,704	$2,084,737
Securities Available for Sale
U.S. Treasuries	$—	$—	$830	$73,890
U.S. Government agencies	—	—	21,383	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122	9,358	263,970	1,539,208
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	99,313	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	7,959	194,380	955,059
State and municipal obligations	177	6,340	152,114	967,305
Small Business Administration loan-backed securities	128	42,447	42,222	304,770
Corporate securities	18	480	3,768	26,267
	$536	$66,584	$777,980	$4,618,627
(1)	The U.S. Treasury securities in a continuous unrealized losses position for less than twelve months at June 30, 2024, had a combined gross unrealized loss total of less than $1,000.

The Company’s valuation methodology for securities impairment is disclosed in Note 1—Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2023. All debt securities in an unrealized loss position as of June 30, 2024, continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. Management continues to monitor all of the securities with a high degree of scrutiny. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At June 30, 2024, investment securities with a market value of $2.3 billion and a carrying value of $2.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 20 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $2.5 billion carrying value of investment securities pledged, $2.2 billion were pledged to secure public funds deposits, $196.7 million were pledged to secure FHLB advances and $108.0 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2023, investment securities with a market value of $3.0 billion and a carrying value of $3.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $3.2 billion carrying value of investment securities pledged, $2.4 billion were pledged to secure public funds deposits, $729.4 million were pledged to secure FHLB advances and $115.0 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At June 30, 2024, and December 31, 2023, trading securities, at estimated fair value, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
U.S. Treasuries	$20,500	$—
U.S. Government agencies	10,220	1,537
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	28,838	14,461
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	1,865	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,782	—
State and municipal obligations	26,134	14,620
Other debt securities	1,822	703
	$92,161	$31,321

Net losses on trading securities for the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) on sales transaction	$170	$7	$224	$(40)
Net mark to mark losses	(323)	(195)	(311)	(201)
Net losses on trading securities	$(153)	$(188)	$(87)	$(241)

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Loans:
Construction and land development (1)	$2,592,307	$2,923,514
Commercial non-owner-occupied	9,106,816	8,571,634
Commercial owner-occupied real estate	5,522,978	5,497,671
Consumer owner-occupied (2)	6,969,340	6,595,005
Home equity loans	1,471,384	1,398,445
Commercial and industrial	5,769,838	5,504,539
Other income producing property	624,957	656,334
Consumer	1,175,135	1,233,650
Other loans	1,809	7,697
Total loans	33,234,564	32,388,489
Less allowance for credit losses	(472,298)	(456,573)
Loans, net	$32,762,266	$31,931,916
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied property with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2024, and December 31, 2023, to include net deferred costs of $77.8 million compared to net deferred costs of $68.0 million, respectively, and unamortized discount related to loans acquired of $42.7 million and $51.3 million, respectively. Accrued interest receivables of $132.7 million and $127.0 million, respectively, are accounted for separately and reported in other assets for the periods June 30, 2024, and December 31, 2023.

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

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner-occupied loans are collateralized by 1-4 family owner-occupied property with a business intent.

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending June 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$125,752	$519,137	$1,100,600	$128,693	$10,082	$17,056	$48,633	$1,949,953
Special mention	733	1,682	30,311	48,402	—	341	—	81,469
Substandard	47	—	15,225	765	—	608	—	16,645
Doubtful	—	—	—	—	1	5	—	6
Total Construction and land development	$126,532	$520,819	$1,146,136	$177,860	$10,083	$18,010	$48,633	$2,048,073
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$74	$2,088	$—	$2,162

Commercial non-owner-occupied
Risk rating:
Pass	$346,456	$849,321	$2,566,851	$1,932,908	$620,771	$1,995,747	$96,578	$8,408,632
Special mention	247	17,986	54,393	92,173	8,646	12,503	92	186,040
Substandard	39,486	43,684	139,358	77,253	82,625	129,737	—	512,143
Doubtful	—	—	—	1	—	—	—	1
Total Commercial non-owner-occupied	$386,189	$910,991	$2,760,602	$2,102,335	$712,042	$2,137,987	$96,670	$9,106,816
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$176	$—	$71	$—	$247

Commercial Owner-Occupied
Risk rating:
Pass	$261,676	$574,218	$1,024,957	$1,044,146	$608,433	$1,622,413	$73,759	$5,209,602
Special mention	2,123	13,806	51,635	6,445	1,017	21,362	5,167	101,555
Substandard	10,043	27,888	35,338	36,984	21,518	71,331	8,708	211,810
Doubtful	4	3	—	—	—	4	—	11
Total commercial owner-occupied	$273,846	$615,915	$1,111,930	$1,087,575	$630,968	$1,715,110	$87,634	$5,522,978
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$—	$91	$227	$75	$—	$393

Commercial and industrial
Risk rating:
Pass	$1,150,687	$801,250	$999,002	$576,804	$331,704	$498,792	$1,160,020	$5,518,259
Special mention	1,782	2,765	6,856	1,624	678	4,605	22,173	40,483
Substandard	14,877	33,576	31,537	24,506	2,851	20,450	83,199	210,996
Doubtful	—	6	24	62	1	3	4	100
Total commercial and industrial	$1,167,346	$837,597	$1,037,419	$602,996	$335,234	$523,850	$1,265,396	$5,769,838
Commercial and industrial
Current-period gross charge-offs	$523	$941	$2,450	$290	$24	$2,852	$1,160	$8,240

Other income producing property
Risk rating:
Pass	$24,165	$57,019	$121,434	$89,451	$48,566	$118,513	$38,353	$497,501
Special mention	139	507	220	1,002	785	2,253	183	5,089
Substandard	927	725	3,173	2,608	329	6,957	1,299	16,018
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$25,231	$58,251	$124,827	$93,061	$49,680	$127,723	$39,835	$518,608
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$2,101	$18,493	$6,585	$3,920	$644	$712	$29,386	$61,841
Special mention	20	229	59	—	15	264	493	1,080
Substandard	1,075	—	—	—	5	177	—	1,257
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$3,196	$18,722	$6,644	$3,920	$664	$1,154	$29,879	$64,179
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$1,809	$—	$—	$—	$—	$—	$—	$1,809
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$1,809	$—	$—	$—	$—	$—	$—	$1,809
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$1,912,646	$2,819,438	$5,819,429	$3,775,922	$1,620,200	$4,253,233	$1,446,729	$21,647,597
Special mention	5,044	36,975	143,474	149,646	11,141	41,328	28,108	415,716
Substandard	66,455	105,873	224,631	142,116	107,328	229,260	93,206	968,869
Doubtful	4	9	24	63	2	13	4	119
Total Commercial Loans	$1,984,149	$2,962,295	$6,187,558	$4,067,747	$1,738,671	$4,523,834	$1,568,047	$23,032,301
Commercial Loans
Current-period gross charge-offs	$523	$941	$2,450	$557	$325	$5,086	$1,160	$11,042

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$480,860	$1,036,691	$503,433	$19,626	$5,585	$19,200	$49,191	$2,114,586
Special mention	1,683	35,790	2,922	—	—	458	—	40,853
Substandard	390	46,311	765	—	4,285	767	—	52,518
Doubtful	—	—	—	3	—	5	—	8
Total Construction and land development	$482,933	$1,118,792	$507,120	$19,629	$9,870	$20,430	$49,191	$2,207,965
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$204	$—	$2	$—	$206

Commercial non-owner-occupied
Risk rating:
Pass	$759,501	$2,501,611	$1,878,889	$674,470	$706,794	$1,535,248	$104,698	$8,161,211
Special mention	3,376	38,854	19,899	10,044	9,872	12,976	93	95,114
Substandard	73,282	11,928	35,692	61,893	78,976	53,388	149	315,308
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner-occupied	$836,159	$2,552,393	$1,934,481	$746,407	$795,642	$1,601,612	$104,940	$8,571,634
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$253	$—	$304

Commercial Owner-Occupied
Risk rating:
Pass	$556,192	$1,015,236	$1,088,976	$635,694	$648,082	$1,176,796	$88,298	$5,209,274
Special mention	1,976	31,484	15,777	1,435	7,776	22,551	690	81,689
Substandard	24,240	37,922	26,810	26,308	20,310	63,220	7,890	206,700
Doubtful	3	—	—	1	—	4	—	8
Total commercial owner-occupied	$582,411	$1,084,642	$1,131,563	$663,438	$676,168	$1,262,571	$96,878	$5,497,671
Commercial owner-occupied
Current-period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$126

Commercial and industrial
Risk rating:
Pass	$1,187,836	$1,140,702	$669,188	$367,668	$182,519	$413,271	$1,313,978	$5,275,162
Special mention	2,395	7,624	3,604	2,762	3,870	898	18,300	39,453
Substandard	26,780	29,515	23,423	4,001	5,472	15,226	85,409	189,826
Doubtful	2	11	68	1	—	13	3	98
Total commercial and industrial	$1,217,013	$1,177,852	$696,283	$374,432	$191,861	$429,408	$1,417,690	$5,504,539
Commercial and industrial
Current-period gross charge-offs	$7,272	$3,171	$13,169	$429	$765	$1,637	$1,144	$27,587

Other income producing property
Risk rating:
Pass	$58,012	$129,858	$96,743	$51,615	$40,988	$105,810	$39,701	$522,727
Special mention	517	266	347	69	288	2,296	203	3,986
Substandard	693	5,062	2,634	588	630	5,772	2,121	17,500
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$59,222	$135,186	$99,724	$52,272	$41,906	$113,878	$42,025	$544,213
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$18,908	$4,509	$2,746	$1,293	$287	$315	$25,635	$53,693
Special mention	236	339	18	41	271	—	—	905
Substandard	24	—	—	927	1,560	182	150	2,843
Doubtful	—	—	—	—	—	1	1	2
Total Consumer owner-occupied	$19,168	$4,848	$2,764	$2,261	$2,118	$498	$25,786	$57,443
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,069,006	$5,828,607	$4,239,975	$1,750,366	$1,584,255	$3,250,640	$1,621,501	$21,344,350
Special mention	10,183	114,357	42,567	14,351	22,077	39,179	19,286	262,000
Substandard	125,409	130,738	89,324	93,717	111,233	138,555	95,719	784,695
Doubtful	5	11	69	5	—	23	4	117
Total Commercial Loans	$3,204,603	$6,073,713	$4,371,935	$1,858,439	$1,717,565	$3,428,397	$1,736,510	$22,391,162
Commercial Loans
Current-period gross charge-offs	$7,272	$3,297	$13,220	$633	$765	$1,892	$1,144	$28,223

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending June 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$351,049	$1,034,667	$2,262,299	$1,616,397	$601,949	$1,011,015	$—	$6,877,376
30 days past due	623	2,764	2,451	1,766	1,827	3,022	—	12,453
60 days past due	—	2,115	1,799	975	109	1,033	—	6,031
90 days past due	—	1,726	2,331	2,402	451	2,391	—	9,301
Total Consumer owner-occupied	$351,672	$1,041,272	$2,268,880	$1,621,540	$604,336	$1,017,461	$—	$6,905,161
Consumer owner-occupied
Current-period gross charge-offs	$—	$136	$190	$—	$12	$41	$—	$379

Home equity loans
Days past due:
Current	$4,762	$6,246	$4,585	$1,716	$1,495	$12,018	$1,432,868	$1,463,690
30 days past due	42	31	392	13	306	336	4,701	5,821
60 days past due	—	35	8	—	—	243	228	514
90 days past due	—	98	228	36	208	522	267	1,359
Total Home equity loans	$4,804	$6,410	$5,213	$1,765	$2,009	$13,119	$1,438,064	$1,471,384
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Consumer
Days past due:
Current	$114,207	$256,547	$257,784	$115,322	$61,117	$178,244	$171,373	$1,154,594
30 days past due	37	130	319	129	4	1,087	8,428	10,134
60 days past due	4	92	289	156	8	655	5,101	6,305
90 days past due	1	681	272	22	128	1,087	1,911	4,102
Total consumer	$114,249	$257,450	$258,664	$115,629	$61,257	$181,073	$186,813	$1,175,135
Consumer
Current-period gross charge-offs	$23	$771	$941	$135	$29	$279	$2,517	$4,695

Construction and land development
Days past due:
Current	$22,626	$135,146	$284,726	$68,029	$14,886	$18,439	$—	$543,852
30 days past due	—	—	—	—	—	45	—	45
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	320	—	1	16	—	337
Total Construction and land development	$22,626	$135,146	$285,046	$68,029	$14,887	$18,500	$—	$544,234
Construction and land development
Current-period gross charge-offs	$—	$—	$304	$—	$—	$—	$—	$304

Other income producing property
Days past due:
Current	$1,117	$6,106	$41,554	$17,367	$4,075	$35,549	$229	$105,997
30 days past due	—	—	—	—	—	243	—	243
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	109	—	109
Total other income producing property	$1,117	$6,106	$41,554	$17,367	$4,075	$35,901	$229	$106,349
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$493,761	$1,438,712	$2,850,948	$1,818,831	$683,522	$1,255,265	$1,604,470	$10,145,509
30 days past due	702	2,925	3,162	1,908	2,137	4,733	13,129	28,696
60 days past due	4	2,242	2,096	1,131	117	1,931	5,329	12,850
90 days past due	1	2,505	3,151	2,460	788	4,125	2,178	15,208
Total Consumer Loans	$494,468	$1,446,384	$2,859,357	$1,824,330	$686,564	$1,266,054	$1,625,106	$10,202,263
Consumer Loans
Current-period gross charge-offs	$23	$907	$1,435	$135	$41	$430	$2,517	$5,488

The following table presents total loans by origination year as of and for the period ending June 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$2,478,617	$4,408,679	$9,046,915	$5,892,077	$2,425,235	$5,789,888	$3,193,153	$33,234,564

Current-period gross charge-offs	$546	$1,848	$3,885	$692	$366	$5,516	$3,677	$16,530

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,019,956	$2,125,156	$1,641,518	$628,107	$288,304	$809,419	$—	$6,512,460
30 days past due	1,589	2,268	1,524	654	707	4,012	—	10,754
60 days past due	—	766	528	680	—	813	—	2,787
90 days past due	1,280	2,538	1,089	1,689	315	4,650	—	11,561
Total Consumer owner-occupied	$1,022,825	$2,130,728	$1,644,659	$631,130	$289,326	$818,894	$—	$6,537,562
Consumer owner-occupied
Current-period gross charge-offs	$68	$90	$27	$—	$—	$2	$—	$187

Home equity loans
Days past due:
Current	$6,551	$6,454	$2,887	$1,396	$1,003	$11,518	$1,358,829	$1,388,638
30 days past due	60	—	132	21	44	539	5,860	6,656
60 days past due	—	—	12	104	—	458	1,268	1,842
90 days past due	117	—	27	194	1	672	298	1,309
Total Home equity loans	$6,728	$6,454	$3,058	$1,715	$1,048	$13,187	$1,366,255	$1,398,445
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$29	$84	$177

Consumer
Days past due:
Current	$299,871	$305,283	$141,369	$75,213	$60,265	$143,725	$182,608	$1,208,334
30 days past due	443	321	247	142	137	1,384	10,757	13,431
60 days past due	64	254	152	4	4	973	6,420	7,871
90 days past due	93	395	174	196	110	1,108	1,938	4,014
Total consumer	$300,471	$306,253	$141,942	$75,555	$60,516	$147,190	$201,723	$1,233,650
Consumer
Current-period gross charge-offs	$373	$1,586	$571	$280	$217	$537	$8,478	$12,042

Construction and land development
Days past due:
Current	$135,739	$425,276	$111,205	$20,322	$8,555	$14,265	$—	$715,362
30 days past due	—	—	—	111	—	—	—	111
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	1	—	75	—	76
Total Construction and land development	$135,739	$425,276	$111,205	$20,434	$8,555	$14,340	$—	$715,549
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$19

Other income producing property
Days past due:
Current	$6,310	$43,022	$18,536	$4,331	$2,537	$36,911	$280	$111,927
30 days past due	—	—	—	—	—	67	—	67
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	127	—	127
Total other income producing property	$6,310	$43,022	$18,536	$4,331	$2,537	$37,105	$280	$112,121
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,468,427	$2,905,191	$1,915,515	$729,369	$360,664	$1,015,838	$1,541,717	$9,936,721
30 days past due	2,092	2,589	1,903	928	888	6,002	16,617	31,019
60 days past due	64	1,020	692	788	4	2,244	7,688	12,500
90 days past due	1,490	2,933	1,290	2,080	426	6,632	2,236	17,087
Total Consumer Loans	$1,472,073	$2,911,733	$1,919,400	$733,165	$361,982	$1,030,716	$1,568,258	$9,997,327
Consumer Loans
Current-period gross charge-offs	$441	$1,676	$598	$344	$217	$587	$8,562	$12,425

The following table presents total loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$4,676,676	$8,985,446	$6,291,335	$2,591,604	$2,079,547	$4,459,113	$3,304,768	$32,388,489

Current-period gross charge-offs	$7,713	$4,973	$13,818	$977	$982	$2,479	$9,706	$40,648

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30, 2024
Construction and land development	$46	$—	$—	$46	$2,590,977	$1,284	$2,592,307
Commercial non-owner-occupied	2,246	60	510	2,816	9,082,664	21,336	9,106,816
Commercial owner-occupied	4,863	1,237	475	6,575	5,462,683	53,720	5,522,978
Consumer owner-occupied	9,305	682	—	9,987	6,929,207	30,146	6,969,340
Home equity loans	4,354	458	—	4,812	1,459,643	6,929	1,471,384
Commercial and industrial	22,597	5,891	5,656	34,144	5,668,946	66,748	5,769,838
Other income producing property	578	65	118	761	621,043	3,153	624,957
Consumer	9,861	5,928	—	15,789	1,153,601	5,745	1,175,135
Other loans	—	—	—	—	1,809	—	1,809
	$53,850	$14,321	$6,759	$74,930	$32,970,573	$189,061	$33,234,564
December 31, 2023
Construction and land development	$624	$—	$—	$624	$2,921,457	$1,433	$2,923,514
Commercial non-owner-occupied	2,194	123	1,378	3,695	8,546,630	21,309	8,571,634
Commercial owner-occupied	3,852	1,141	988	5,981	5,446,803	44,887	5,497,671
Consumer owner-occupied	7,903	552	920	9,375	6,560,359	25,271	6,595,005
Home equity loans	6,500	1,326	—	7,826	1,385,687	4,932	1,398,445
Commercial and industrial	25,231	7,194	9,193	41,618	5,399,390	63,531	5,504,539
Other income producing property	569	570	—	1,139	651,993	3,202	656,334
Consumer	13,212	7,370	—	20,582	1,207,411	5,657	1,233,650
Other loans	—	—	—	—	7,697	—	7,697
	$60,085	$18,276	$12,479	$90,840	$32,127,427	$170,222	$32,388,489

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of June 30, 2024, and December 31, 2023:

	June 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2024	90 Days Accruing(1)	with no allowance(1)	2023
Construction and land development	$1,284	$—	$—	$1,433
Commercial non-owner-occupied	21,336	510	17,825	21,309
Commercial owner-occupied real estate	53,720	475	24,550	44,887
Consumer owner-occupied	30,146	—	—	25,271
Home equity loans	6,929	—	1,220	4,932
Commercial and industrial	66,748	5,656	26,035	63,531
Other income producing property	3,153	118	1,265	3,202
Consumer	5,745	—	—	5,657
Total loans on nonaccrual status	$189,061	$6,759	$70,895	$170,222
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2024.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	June 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2024	Coverage	%	2023	Coverage	%
Commercial owner-occupied real estate
Church	$4,631	$12,700	274%	$3,537	$6,705	190%
Industrial	6,892	14,644	212%	7,172	15,273	213%
Other	17,042	31,190	183%	12,231	23,747	194%
Commercial non-owner-occupied real estate
Retail	—	—		3,216	4,208	131%
Other	—	—		12,607	29,182	231%
Office	17,825	19,095	107%	—	—
Commercial and industrial
Other	41,054	61,548	150%	44,116	46,114	105%
Other income producing property
1-4 family investment property	1,265	3,286	260%	—	—
Home equity loans
Residential 1-4 family dwelling	1,220	2,250	184%	—	—
Total collateral dependent loans	$89,929	$144,713		$82,879	$125,229

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased $7.1 million during the six months ended June 30, 2024.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024, and 2023, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $119,000 and $68,000 as of June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Consumer owner-occupied	$398	0.01%	1.15%	$—	—	—
Total interest rate reductions	$398			$—

	Six Months Ended June 30,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial owner-occupied real estate	$1,321	0.02%	3.14%	$—	—	—
Total interest rate reductions	$1,321			$—

	Three Months Ended June 30,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$—	—	—	$1,255	0.04%	24 months
Commercial non-owner-occupied	—	—	—	343	0.00%	60 months
Commercial owner-occupied real estate	11,050	0.20%	32 months	7,732	0.14%	22 months
Consumer owner-occupied	1,047	0.02%	3 months	—	—	—
Commercial and industrial	20,529	0.36%	37 months	1,787	0.03%	6 months
Total term extensions	$32,626			$11,117

	Six Months Ended June 30,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$—	—	—	$1,512	0.05%	22 months
Commercial non-owner-occupied	—	—	—	343	0.00%	60 months
Commercial owner-occupied real estate	11,050	0.20%	32 months	8,096	0.14%	22 months
Consumer owner-occupied	1,047	0.02%	3 months	281	0.02%	6 months
Home equity loans	—	—	—	—	—	—
Commercial and industrial	20,529	0.36%	37 months	2,700	0.05%	7 months
Total term extensions	$32,626			$12,932

There were no combination – term extension and interest rate reduction loans during 2024.

	Three and Six Months Ended June 30,
	2024			2023
		Reduction in Weighted	Increase in		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$—	—	—	$259	3.63 to 3.00%	20 months
Total	$—			$259

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate, for borrowers willing to continue to pay, to minimize losses for the Bank. At June 30, 2024, the Company had $43,000 in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2024 and 2023, by type of modification. There were no subsequent defaults.

	June 30,
	2024			2023
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Consumer owner-occupied	$1,320	—	—	—	—	—
Total interest rate reductions	$1,320	$—	$—	$—	$—	$—

Term extension
Construction and land development	$—	$—	$—	$1,512	$—	$—
Commercial non-owner-occupied	—	—	—	343	—	—
Commercial owner-occupied real estate	11,050	—	—	8,096	—	—
Consumer owner-occupied	1,047	—	—	540	—	—
Commercial and industrial	20,529	—	—	2,700	—	—
Other income producing property	—	—	—	—	—	—
Total term extensions	$32,626	$—	$—	$13,191	$—	$—

	$33,946	$—	$—	$13,191	$—	$—

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2024 and 2023:

	June 30, 2024			June 30, 2023
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$—	$—	$—	$1,512	$—	$—
Commercial non-owner-occupied	—	—	—	343	—	—
Commercial owner-occupied real estate	11,050	—	—	8,096	—	—
Consumer owner-occupied	1,445	922	—	540	—	—
Commercial and industrial	20,529	—	—	2,700	—	—
Other income producing property	—	—	—	—	—	—
Total	$33,024	$922	$—	$13,191	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at end of period March 31, 2024	$87,484	$1,230	$11,724	$4,552	$60,860	$23,353	$17,012	$876	$72,597	$134,698	$55,268	$469,654
Charge-offs	(36)	—	—	—	(687)	(2,198)	—	—	(393)	(176)	(5,100)	(8,590)
Recoveries	92	50	277	15	144	825	41	—	408	89	2,424	4,365
Net (charge offs) recoveries	56	50	277	15	(543)	(1,373)	41	—	15	(87)	(2,676)	(4,225)
Provision (recovery) (1)	(27,988)	(852)	6,928	5,458	16,902	(9,752)	2,708	903	18,811	(35,596)	29,347	6,869
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298

Three Months Ended June 30, 2023
Allowance for credit losses:
Balance at end of period March 31, 2023	$77,351	$349	$14,318	$9,176	$55,069	$23,319	$5,507	$879	$57,541	$82,473	$44,663	$370,645
Charge-offs	(37)	—	—	—	(2)	(3,017)	—	—	(35)	—	(4,487)	(7,578)
Recoveries	302	3	532	22	198	520	—	—	93	334	2,264	4,268
Net (charge offs) recoveries	265	3	532	22	196	(2,497)	—	—	58	334	(2,223)	(3,310)
Provision (recovery) (1)	3,853	40	(638)	(329)	49	3,755	4,260	(134)	13,160	32,462	3,579	60,057
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392

(1)	A negative provision for credit losses of ($3.0) million was recorded during the second quarter of 2024, compared to a negative provision for credit losses of ($21.7) million recorded during the second quarter of 2023 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(379)	—	(110)	(304)	(2,162)	(4,695)	—	—	(393)	(247)	(8,240)	(16,530)
Recoveries	215	89	569	22	1,151	1,950	66	—	511	99	4,954	9,626
Net (charge offs) recoveries	(164)	89	459	(282)	(1,011)	(2,745)	66	—	118	(148)	(3,286)	(6,904)
Provision (benefit) (1)	(18,336)	(406)	7,528	5,283	12,458	(8,358)	5,929	879	19,725	(37,892)	35,819	22,629
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298

Six Months Ended June 30, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(39)	—	(39)	—	(2)	(5,746)	—	—	(35)	(51)	(6,293)	(12,205)
Recoveries	596	8	777	94	456	1,104	—	—	386	440	3,996	7,857
Net recoveries (charge offs)	557	8	738	94	454	(4,642)	—	—	351	389	(2,297)	(4,348)
Provision (benefit) (1)	8,724	(21)	(1,412)	(199)	9,450	6,452	6,083	(104)	12,325	36,395	(2,397)	75,296
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392

(1)	A negative provision for credit losses of ($6.1) million was recorded during the first six months of 2024, compared to a negative provision for credit losses of ($3.8) million during the first six months of 2023 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Leases

As of June 30, 2024, and December 31, 2023, we had operating right-of-use (“ROU”) assets of $103.7 million and $100.3 million, respectively, and operating lease liabilities of $111.8 million and $108.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$233	$233
Interest on lease liabilities – finance leases	8	10	18	21
Operating lease cost (cost resulting from lease payments)	4,356	4,278	8,633	8,518
Short-term lease cost	184	109	323	215
Variable lease cost (cost excluded from lease payments)	956	840	1,753	1,475
Total lease cost	$5,621	$5,354	$10,960	$10,462
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$8	$10	$18	$21
Finance lease – financing cash flows	119	110	238	220
Operating lease – operating cash flows (fixed payments)	4,220	4,154	8,413	8,250
Operating lease – operating cash flows (net change asset/liability)	(3,300)	(3,321)	(6,667)	(6,608)
New ROU assets – operating leases	6,550	701	9,093	701
New ROU assets – finance leases	—		—	—
Weighted – average remaining lease term (years) – finance leases	3.93		3.93	4.93
Weighted – average remaining lease term (years) – operating leases	8.86		8.86	9.63
Weighted – average discount rate - finance leases	1.7%		1.7%	1.7%
Weighted – average discount rate - operating leases	3.3%		3.3%	3.0%

Operating lease payments due:
2024 (excluding 6 months ended June 30, 2024)			$8,613
2025			16,374
2026			15,866
2027			14,693
2028			14,030
Thereafter			61,212
Total undiscounted cash flows			130,788
Discount on cash flows			(18,947)
Total operating lease liabilities			$111,841

As of June 30, 2024, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At June 30, 2024, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2024, we had no additional operating leases that have not yet commenced.

Equipment Lessor

SouthState has an Equipment Finance Group which goes to market through intermediaries. The Equipment Finance Group primarily focuses on serving the construction and utility segments. Lease terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In the event the equipment is returned, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans on the Consolidated Balance Sheets.

The estimated residual values for direct finance leases are established by an approved intermediary who utilizes internally developed analyses, external studies, and/or third-party appraisals to establish a residual position. FMV and Split-TRAC leases have residual risk due to their unguaranteed residual value whereas TRAC leases have a guaranteed residual value. Expected credit losses on direct financing leases and the related estimated residual values are included in the Commercial and Industrial loan segment for the ACL.

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2024, and December 31, 2023:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Direct financing leases:
Lease receivables	$16,997	$5,503
Unguaranteed residual values	2,837	501
Initial direct costs	505	155
Less: Unearned income	(3,503)	(1,165)
Total net investment in direct financing leases	$16,836	$4,994

The following table summarizes direct financing lease income recorded for the three and six months ended June 30, 2024, and remaining lease payment receivable for each of the next five years:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2024
Direct financing lease income
Interest income	$229	$392

Remaining lease payments receivable:
2024 (excluding 6 months ended June 30, 2024)		$1,755
2025		3,556
2026		3,556
2027		3,555
2028		2,505
Thereafter		2,070
Total undiscounted lease receivable		16,997
Less: unearned interest income		(3,503)
Net lease receivables		$13,494

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2023, on accounting for leases.

Note 9 — Deposits

Our total deposits as of June 30, 2024, and December 31, 2023, are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$10,374,464	$10,649,274
Interest-bearing checking	7,547,406	7,978,799
Savings	2,475,130	2,632,212
Money market	12,122,336	11,538,671
Time deposits	4,579,066	4,249,953
Total deposits	$37,098,402	$37,048,909

At June 30, 2024, and December 31, 2023, we had $960.4 million and $927.2 million in certificates of deposits greater than $250,000, respectively.

Note 10 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 50% of annual base compensation as a before tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.4 million and $9.0 million, respectively, for the three and six months ended June 30, 2024, and $4.2 million and $8.8 million, respectively, for the three and six months ended June 30, 2023, related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2024	2023	2024	2023
Basic earnings per common share:
Net income	$132,370	$123,447	$247,426	$263,373
Weighted-average basic common shares	76,251	76,058	76,276	75,981
Basic earnings per common share	$1.74	$1.62	$3.24	$3.47
Diluted earnings per common share:
Net income	$132,370	$123,447	$247,426	$263,373
Weighted-average basic common shares	76,251	76,058	76,276	75,981
Effect of dilutive securities	356	360	354	413
Weighted-average dilutive shares	76,607	76,418	76,630	76,394
Diluted earnings per common share	$1.73	$1.62	$3.23	$3.45

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
Number of shares			57,169			58,247			57,169			57,169
Range of exercise prices	$87.30	to	$91.35	$69.48	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

Note 12 — Share-Based Compensation

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The 2020 plan was subsequently amended and restated during our annual meeting on April 24, 2024 to increase the number of shares of common stock available for future grants. The Company also assumed the obligations of Atlantic Capital Bancshares, Inc. (“ACBI”) under various equity incentive plans pursuant to the acquisition of ACBI on March 1, 2022, and the obligations of CenterState under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2004 and 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2004, 2012, 2019 and 2020 plans may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2004, 2012 or 2019 plans after January 26, 2012, February 1, 2019, and October 29, 2020, respectively, and the plans are closed other than for any options still unexercised and outstanding. The 2020 amended and restated plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 2,451,634 shares registered under the 2020 amended and restated plan.

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2024	107,592	$72.60
Exercised	(7,419)	59.30
Expired	(29)	39.12
Outstanding at June 30, 2024	100,144	73.60	2.31	$1,123
Exercisable at June 30, 2024	100,144	73.60	2.31	$1,123

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the six months of 2024. Because all outstanding stock options had vested as of December 31, 2023, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the six months ended June 30, 2024. The intrinsic value of stock option shares exercised for the six months ended June 30, 2024, was $143,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2024	16,248	$88.63
Vested	(10,187)	90.00
Forfeited	(316)	90.00
Nonvested at June 30, 2024	5,745	$86.11

As of June 30, 2024, there was $267,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.53 years as of June 30, 2024. The total fair value of shares vested during the six months ended June 30, 2024, was

$858,000.

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

Outstanding RSUs at target for the six months ended June 30, 2024, is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2024	873,048	$75.22
Granted	368,696	80.66
Vested	(353,675)	77.51
Forfeited	(10,762)	76.84
Outstanding at June 30, 2024	877,307	$76.56

The nonvested shares of 877,307 at June 30, 2024, includes 69,349 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2022, 2023 and 2024 Long Term Incentive performance-based RSU grants, an additional 132,486 shares in total may be issued by the Company at the end of the three-year performance periods.

As of June 30, 2024, there was $35.8 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.32 years as of June 30, 2024. The total fair value of RSUs vested and released during the six months ended June 30, 2024, was $29.2 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2024, commitments to extend credit and standby letters of credit totaled $9.2 billion. As of June 30, 2024, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $50.2 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of June 30, 2024, any such liability is not expected to have a material effect on our consolidated financial statements.

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As a result, approximately $25.7 million was recognized by the Bank as of December 31, 2023, for the two-year special assessment period. Due to additional losses to the Deposit Insurance Fund resulting from the 2023 bank failures reported by the FDIC in February 2024, an additional $4.5 million was accrued by the Bank during 2024, bringing the total estimated FDIC special assessment allocable to the Bank to approximately $30.2 million. The additional $4.5 million will be paid over two quarters after the initial two-year assessment period. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, additional plaintiffs have initiated litigation that names the Bank as a defendant. As of July 30, 2024, three putative class actions are pending against the Bank, including one case pending in the U.S. District Court for the Northern District of Georgia, and two cases pending in the Circuit Court for Polk County, Florida. An additional case pending in the Circuit Court for Broward County, Florida, that does not seek class certification requests a declaratory judgment that the Bank leaked sensitive data belonging to the named plaintiff (each such litigation, a “Cyber Incident Suit”). We anticipate that all putative class actions will be consolidated into one litigation.

At this time, neither the Bank nor the Company is able to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from the Cyber Incident Suits. However, the Bank believes that it has defenses to the claims and intends to vigorously defend against the Cyber Incident Suits. Accordingly, no amounts have been recorded in the unaudited condensed consolidated financial statements for the Cyber Incident Suits. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, shareholders, or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

Note 14 — Fair Value

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
Assets
Derivative financial instruments	$185,036	$—	$185,036	$—
Loans held for sale	100,007	—	100,007	—
Trading securities	92,161	—	92,161	—
Securities available for sale:
U.S. Treasuries	37,945	—	37,945	—
U.S. Government agencies	195,123	—	195,123	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,448,928	—	1,448,928	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	490,544	—	490,544	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,008,962	—	1,008,962	—
State and municipal obligations	952,702	—	952,702	—
Small Business Administration loan-backed securities	336,742	—	336,742	—
Corporate securities	27,318	—	27,318	—
Total securities available for sale	4,498,264	—	4,498,264	—
Mortgage servicing rights	88,904	—	—	88,904
SBA servicing asset	6,307	—	—	6,307
	$4,970,679	$—	$4,875,468	$95,211
Liabilities
Derivative financial instruments	$955,347	$—	$955,347	$—

December 31, 2023:
Assets
Derivative financial instruments	$172,939	$—	$172,939	$—
Loans held for sale	50,888	—	50,888	—
Trading securities	31,321	—	31,321	—
Securities available for sale:
U.S. Treasuries	73,890	—	73,890	—
U.S. Government agencies	224,706	—	224,706	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	—	1,558,306	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	—	527,422	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	—	1,024,170	—
State and municipal obligations	977,461	—	977,461	—
Small Business Administration loan-backed securities	371,686	—	371,686	—
Corporate securities	26,747	—	26,747	—
Total securities available for sale	4,784,388	—	4,784,388	—
Mortgage servicing rights	85,164	—	—	85,164
SBA servicing asset	5,952	—	—	5,952
	$5,130,652	$—	$5,039,536	$91,116
Liabilities
Derivative financial instruments	$804,486	$—	$804,486	$—

Fair Value Option

The Company has elected the fair value option for mortgage loans held for sale primarily to ease the operational burden required to maintain hedge accounting for these loans. The Company also has opted for the fair value option for the SBA servicing asset, as it is the industry-preferred method for valuing such assets.

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Fair value	$100,007	$50,888
Unpaid principal balance	97,136	49,025
Fair value less aggregated unpaid principal balance	$2,871	$1,863

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023	Income Statement Location
Mortgage loans held for sale	$1,152	$75	$1,008	$66	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2024. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2024, is as follows:

(Dollars in thousands)	MSRs
Fair value, January 1, 2024	$85,164
Servicing assets that resulted from transfers of financial assets	4,533
Changes in fair value due to valuation inputs or assumptions	3,214
Changes in fair value due to decay	(4,007)
Fair value, June 30, 2024	$88,904

In 2022, the Company elected to prospectively apply fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending June 30, 2024, is as follows:

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2024	$5,952
Servicing assets that resulted from transfers of financial assets	1,113
Changes in fair value due to decay	(956)
Changes in fair value due to valuation inputs or assumptions	198
Fair value, June 30, 2024	$6,307

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024:
OREO	$3,057	$—	$—	$3,057
Bank properties held for sale	6,100	—	—	6,100
Individually evaluated loans	80,620	—	—	80,620
December 31, 2023:
OREO	$837	$—	$—	$837
Bank properties held for sale	12,401	—	—	12,401
Individually evaluated loans	73,518	—	—	73,518

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2024	2023
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	12%	13%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	7%	12%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2024, and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2023.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2024
Financial assets:
Cash and cash equivalents	$1,117,166	$1,117,166	$1,117,166	$—	$—
Trading securities	92,161	92,161	—	92,161	—
Investment securities	7,048,308	6,620,721	201,516	6,419,205	—
Loans held for sale	100,007	100,007	—	100,007	—
Loans, net of allowance for credit losses	32,762,266	31,609,083	—	—	31,609,083
Accrued interest receivable	159,862	159,862	—	25,803	134,059
Mortgage servicing rights	88,904	88,904	—	—	88,904
SBA servicing asset	6,307	6,307	—	—	6,307
Interest rate swap – non-designated hedge	182,802	182,802	—	182,802	—
Other derivative financial instruments (mortgage banking related)	2,234	2,234	—	2,234	—
Financial liabilities:
Deposits
Noninterest-bearing	10,374,464	10,374,464	—	10,374,464	—
Interest-bearing other than time deposits	22,144,872	22,144,872	—	22,144,872	—
Time deposits	4,579,066	4,540,610	—	4,540,610	—
Federal funds purchased and securities sold under agreements to repurchase	542,403	542,403	—	542,403	—
Corporate and subordinated debentures	391,719	385,136	—	385,136	—
Other borrowings	300,000	300,000	—	300,000	—
Accrued interest payable	55,343	55,343	—	55,343	—
Interest rate swap – non-designated hedge	955,347	955,347	—	955,347	—
Other derivative financial instruments (mortgage banking related)	—	—	—	—	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$998,877	$998,877	$998,877	$—	$—
Trading securities	31,321	31,321	—	31,321	—
Investment securities	7,463,871	7,061,167	192,043	6,869,124	—
Loans held for sale	50,888	50,888	—	50,888	—
Loans, net of allowance for credit losses	31,931,916	30,709,513	—	—	30,709,513
Accrued interest receivable	154,400	154,400	—	26,706	127,694
Mortgage servicing rights	85,164	85,164	—	—	85,164
SBA servicing asset	5,952	5,952	—	—	5,952
Interest rate swap – non-designated hedge	169,180	169,180	—	169,180	—
Other derivative financial instruments (mortgage banking related)	3,759	3,759	—	3,759	—
Financial liabilities:
Deposits
Noninterest-bearing	10,649,274	10,649,274	—	10,649,274	—
Interest-bearing other than time deposits	22,149,682	22,149,682	—	22,149,682	—
Time deposits	4,249,953	4,208,498	—	4,208,498	—
Federal funds purchased and securities sold under agreements to repurchase	489,185	489,185	—	489,185	—
Corporate and subordinated debentures	391,904	388,909	—	388,909	—
Other borrowings	100,000	100,000	—	100,000	—
Accrued interest payable	56,808	56,808	—	56,808	—
Interest rate swap – non-designated hedge	803,539	803,539	—	803,539	—
Other derivative financial instruments (mortgage banking related)	947	947	—	947	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended June 30, 2024
Balance at March 31, 2024	$627	$(623,621)	$(622,994)
Other comprehensive income before reclassifications	—	2,783	2,783
Net comprehensive income	—	2,783	2,783
Balance at June 30, 2024	$627	$(620,838)	$(620,211)

Three Months Ended June 30, 2023
Balance at March 31, 2023	$(673)	$(613,111)	$(613,784)
Other comprehensive loss before reclassifications	—	(48,614)	(48,614)
Net comprehensive loss	—	(48,614)	(48,614)
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive loss before reclassifications	—	(37,675)	(37,675)
Net comprehensive loss	—	(37,675)	(37,675)
Balance at June 30, 2024	$627	$(620,838)	$(620,211)

Six Months Ended June 30, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive income before reclassifications	—	14,723	14,723
Amounts reclassified from accumulated other comprehensive loss	—	(33)	(33)
Net comprehensive income	—	14,690	14,690
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	2024	2023	2024	2023	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$—	$—	$(45)	Securities gains, net
	—	—	—	12	Provision for income taxes
	—	—	—	(33)	Net income
Total reclassifications for the period	$—	$—	$—	$(33)

Note 16 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			June 30, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$9,011	$393	$—	$9,188	$220	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	11,830,647	33,645	955,347	11,327,419	60,145	803,539
Matched interest rate swaps with counterparty (1)	Other Assets	11,732,649	148,765	—	11,235,952	108,820	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	1,716,000	(1)	—	1,660,000	(5)	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	122,000	500	—	142,000	2,605	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	153,500	1,734	—	77,500	1,154	947
Total derivatives		$25,563,807	$185,036	$955,347	$24,452,059	$172,939	$804,486
(1)	The fair value of the interest rate swap derivative assets was reduced by $774.0 million in variation margin payments applicable to swaps centrally cleared through LCH and CME.

Balance Sheet Fair Value Hedge

As of June 30, 2024, and December 31, 2023, the Company maintained loan swaps, with an aggregate notional amount of $9.0 million and $9.2 million, respectively, accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $9.5 million and $9.7 million, respectively, as of June 30, 2024, and December 31, 2023. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company maintains interest rate swap contracts with loan customers of respondent bank customers of the Correspondent Banking Division, in addition to loan customers of the Bank, that are classified as non-designated hedges and are not speculative in nature. These agreements are designed to convert customers’ variable rate loans with the Company and respondent bank customers to fixed rate. These interest rate swaps are executed with loan customers to facilitate a respective risk management strategy and allow the customer to pay a fixed rate of interest to the Company. These interest rate swaps are simultaneously hedged by executing offsetting interest rate swaps with unrelated market counterparties to minimize the net risk exposure to the Company resulting from the transactions and allow the Company to receive a variable rate of interest. The interest rate swaps pay and receive interest based on a one-month SOFR floating rate plus a credit spread, with payments being calculated on the notional amount.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2024, and December 31, 2023, the interest rate swaps had an aggregate notional amount of approximately $23.6 billion and $22.6 billion, respectively. At June 30, 2024, the fair value of the interest rate swap derivatives is recorded in Other Assets at $182.4 million and in Other Liabilities at $955.3 million. The fair value of derivative assets at June 30, 2024, was reduced by $774.0 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2023, the fair value of the interest rate swap derivatives was recorded in Other Assets at $169.0 million and Other Liabilities at $803.5 million. The fair value of derivative assets at December 31, 2023, was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $273,000 and $386,000 recorded on these derivatives for the three and six months ended June 30, 2024, respectively. There was a net loss of $84,000 and a net gain of $12,000 recorded on these derivatives for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, we provided $270.4 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $96.4 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $59.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2024, the Company maintained an aggregate notional amount of $1.7 billion short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $1,000 for these derivatives for the three and six months ended June 30, 2024. There was a net loss of $5,000 for these derivatives for the year ended December 31, 2023.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at June 30, 2024, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2024 and 2023.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On June 30, 2024, we had derivative financial instruments outstanding with notional amounts totaling $122.0 million related to MSRs, compared to $142.0 million on December 31, 2023. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $500,000 at June 30, 2024, compared to a gain of $2.6 million at December 31, 2023.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Mortgage loan pipeline	$122,560	$65,051
Expected closures	107,901	54,993
Fair value of mortgage loan pipeline commitments	1,621	1,154
Forward sales commitments	153,500	77,500
Fair value of forward commitments	113	(947)

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

The following table presents actual and required capital ratios as of June 30, 2024, and December 31, 2023, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,310,341	12.08%	$2,498,327	7.00%	$2,319,875	6.50%
SouthState Bank (the Bank)	4,595,267	12.89%	2,495,283	7.00%	2,317,048	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,310,341	12.08%	3,033,683	8.50%	2,855,231	8.00%
SouthState Bank (the Bank)	4,595,267	12.89%	3,029,986	8.50%	2,851,752	8.00%
Total capital to risk-weighted assets:
Consolidated	5,149,924	14.43%	3,747,490	10.50%	3,569,038	10.00%
SouthState Bank (the Bank)	5,044,736	14.15%	3,742,924	10.50%	3,564,690	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,310,341	9.72%	1,774,222	4.00%	2,217,778	5.00%
SouthState Bank (the Bank)	4,595,267	10.36%	1,773,701	4.00%	2,217,126	5.00%
December 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,159,187	11.75%	$2,476,926	7.00%	$2,300,003	6.50%
SouthState Bank (the Bank)	4,424,466	12.52%	2,473,961	7.00%	2,297,250	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,159,187	11.75%	3,007,696	8.50%	2,830,773	8.00%
SouthState Bank (the Bank)	4,424,466	12.52%	3,004,096	8.50%	2,827,384	8.00%
Total capital to risk-weighted assets:
Consolidated	4,983,012	14.08%	3,715,389	10.50%	3,538,466	10.00%
SouthState Bank (the Bank)	4,858,292	13.75%	3,710,942	10.50%	3,534,230	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,159,187	9.42%	1,765,295	4.00%	2,206,619	5.00%
SouthState Bank (the Bank)	4,424,466	10.03%	1,764,736	4.00%	2,205,921	5.00%

As of June 30, 2024, and December 31, 2023, the capital ratios of the Company and the Bank were well in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

Note 18 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at June 30, 2024, and December 31, 2023. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2023, and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Gross carrying amount	$275,108	$274,753
Accumulated amortization	(197,719)	(185,977)
	$77,389	$88,776

Amortization expense totaled $5.7 million and $11.7 million, for the three and six months ended June 30, 2024, compared to $7.0 million and $14.3 million for the three and six months ended June 30, 2023.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

The Company applies fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the fair value accounting treatment, the Company does not amortize the SBA servicing asset and therefore excludes the SBA servicing asset from the future amortization expense table presented below.  The fair value of the SBA servicing asset was $6.3 million and $6.0 million, respectively, at June 30, 2024, and December 31, 2023.  The fair value of the SBA servicing asset is included in Core Deposit and Other Intangibles on the Consolidated Balance Sheets.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2024	$5,327
December 31, 2024	5,326
March 31, 2025	5,100
June 30, 2025	4,836
September 30, 2025	4,419
Thereafter	46,074
$71,082

Note 19 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets the portfolio of residential mortgages serviced for others, was $6.7 billion and $6.6 billion, respectively, as of June 30, 2024, and December 31, 2023. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and six months ended June 30, 2024, and June 30, 2023, were $4.3 million, $8.4 million, $4.2 million, and $8.3 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At June 30, 2024, and December 31, 2023, MSRs were $88.9 million and $85.2 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and six months ended June 30, 2024 and June 30, 2023 were gains of $830,000 and $3.2 million, compared with gains of $2.0 million and $688,000, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Increase in fair value of MSRs	$830	$1,977	$3,214	$688
Decay of MSRs	(2,566)	(2,385)	(4,007)	(3,793)
Loss related to derivatives	(1,424)	(2,264)	(4,004)	(2,119)
Net effect on Consolidated Statements of Income	$(3,160)	$(2,672)	$(4,797)	$(5,224)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	June 30,		December 31,
(Dollars in thousands)	2024		2023
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.02	years	8.03	years
Constant Prepayment rate (CPR)	7.0%		7.0%
Estimated impact on fair value of a 10% increase	$(504)		$(522)
Estimated impact on fair value of a 20% increase	(1,022)		(1,014)
Estimated impact on fair value of a 10% decrease	504		551
Estimated impact on fair value of a 20% decrease	1,018		1,128
Weighted average discount rate	10.9%		10.7%
Estimated impact on fair value of a 10% increase	$(3,081)		$(3,270)
Estimated impact on fair value of a 20% increase	(6,173)		(6,458)
Estimated impact on fair value of a 10% decrease	2,938		3,242
Estimated impact on fair value of a 20% decrease	5,550		6,283
Effect on fair value due to change in interest rates
25 basis point increase	$1,621		$1,647
50 basis point increase	3,078		3,189
25 basis point decrease	(1,758)		(1,723)
50 basis point decrease	(3,623)		(3,501)

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

Whole loan sales were $282.6 million and $505.3 million for the three and six months ended June 30, 2024, compared to $249.3 million and $408.7 million for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024, $205.9 million and $366.6 million, or 72.9% and 72.6%, respectively, were sold with the servicing rights retained by the Company, compared to $201.1 million and $324.1 million, or 80.7% and 79.3%, respectively, for the three and six months ended June 30, 2023.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the six months ended June 30, 2024, and 2023 were approximately $1.2 million and $975,000 respectively. There were approximately $52,000 in loss reimbursement and settlement claims paid in the six months ended June 30, 2024. There were no material loss reimbursement and settlement claims paid in the six months ended June 30, 2023.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Loans held for sale were $100.0 million and $50.9 million at June 30, 2024, and December 31, 2023, respectively. Please see Note 14 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 20 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At June 30, 2024, and December 31, 2023, our repurchase agreements totaled $254.4 million and $241.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2024, and December 31, 2023. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $389.3 million and $410.4 million at June 30, 2024, and December 31, 2023, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At June 30, 2024, and December 31, 2023, our federal funds purchased totaled $288.0 million and $248.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of June 30, 2024, and December 31, 2023, the Company had $300.0 and $100.0 million, respectively, of outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at June 30, 2024, were approximately $11.3 billion (collateral value of $6.4 billion) and investment securities and cash pledged were approximately $196.7 million (collateral value of $166.8 million). This allows the Company a total borrowing capacity at the FHLB of approximately $6.6 billion. After accounting for letters of credit totaling $2.9 million and short-term FHLB borrowings of $300.0 million outstanding, the Company had unused net credit available with the FHLB in the amount of approximately $6.3 billion at June 30, 2024. The Company also has a total borrowing capacity at the FRB of $1.8 billion at June 30, 2024, secured by a blanket lien on $2.6 billion (collateral value of $1.8 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at June 30, 2024, or December 31, 2023.

Note 21 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. The Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program during the second quarter of 2024. During the six months ended June 30, 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program.

The Company repurchased 97,363 and 98,093 shares at a cost of $8.1 million and $7.0 million, respectively, during the six months ended June 30, 2024, and 2023 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 22 — Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low-income housing tax credits (“LIHTC”) and operating loss benefits over an extended period. Effective January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its QAHPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its QAHPs. For the three and six months ended June 30, 2024, the Company recorded $3.8 million and $7.7 million, respectively, in tax credits and other tax benefits and $3.5 million and $6.9 million, respectively, of amortization attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income. For the three and six months ended June 30, 2023, the Company recorded $3.6 million and $7.2 million, respectively, of tax credits and other tax benefits within Provision for Income Taxes and amortization of $2.1 million and $4.1 million, respectively, within Other Noninterest Expense on the Consolidated Statement of Income. At June 30, 2024, and December 31, 2023, the Company’s carrying value of QAHPs was $85.0 million and $101.8 million, respectively, recorded in Other Assets on the Consolidated Balance Sheet. The Company had $11.3 million and $12.5 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at June 30, 2024, and December 31, 2023, respectively. For the remaining funding obligations at June 30, 2024, approximately 91% are expected to be funded by 2026. For more information on the adoption of ASU 2023-02, refer to Recent Accounting and Regulatory Pronouncements under Note 3 — Recent Accounting and Regulatory Pronouncements.

Note 23 — Subsequent Events

On July 24, 2024, the Company announced that the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.52 per share to $0.54 per share. The dividend is payable on August 16, 2024, to shareholders of record as of August 9, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2023. Results for the three and six months ended June 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan Williams Securities Corp., a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly owned registered investment advisor. SSB First Street Corporation, an investment subsidiary of the Bank headquartered in Wilmington, Delaware, holds tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At June 30, 2024, we had approximately $45.5 billion in assets and 5,189 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

We also operate Corporate Billing, a transaction-based division of the Bank headquartered in Decatur, Alabama, that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

We have pursued, and continue to pursue, a growth strategy that focuses on organic growth, supplemented by acquisitions of select financial institutions, or branches in certain market areas.

The following discussion describes our results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, and also analyzes our financial condition as of June 30, 2024, as compared to December 31, 2023. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Independent Bank Group, Inc. (“Independent”) Proposed Merger

On May 20, 2024, SouthState and Independent announced that the two companies had entered into a Merger Agreement, which provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Independent will merge with and into SouthState, with SouthState continuing as the surviving corporation in the merger and immediately following the merger, Independent’s wholly owned banking subsidiary, Independent Bank, will merge with and into the SouthState’s wholly owned banking subsidiary, SouthState Bank, National Association, which will continue as the surviving bank in the bank merger. The Merger Agreement was approved by the Boards of Directors of the Company and Independent by the unanimous vote of directors present at the applicable meetings and is subject to approval by SouthState’s and Independent’s shareholders, as well as regulatory approvals and other customary closing conditions.

Under the terms of the Merger Agreement, shareholders of Independent will receive 0.60 shares of SouthState’s common stock for each share of Independent common stock they own. The transaction is expected to close during the first quarter of 2025, subject to the satisfaction of customary closing conditions, including receipt of required statutory approvals and approval by the shareholders of each of the Company and Independent. At June 30, 2024, Independent reported $18.4 billion in total assets, $14.6 billion in loans and $15.8 billion in deposits.

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

The following is a summary of our ACL critical accounting policy, which is highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses or ACL

The ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management has a methodology determining its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7—Allowance for Credit Losses and “Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures” in this MD&A.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $213.9 million (all other things equal, including no compensating adjustments to qualitative factor adjustments). Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $98.2 million. The adverse scenario includes assumptions including, but not limited to, elevated interest rates weakening consumers and public confidence, inflation, the Russian invasion of Ukraine persisting longer than expected and conflict in the Middle East leading to a wider war, tensions between China and Taiwan interrupt trade, political risks, increased unemployment and the U.S. economy falling into recession in 2024. Conversely, the upside scenario includes assumptions such as a swift resolution of international conflicts, stabilization of consumer confidence, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at June 30, 2024.

Results of Operations

Overview

We reported consolidated net income of $132.4 million, or diluted earnings per share (“EPS”) of $1.73, for the second quarter of 2024 as compared to consolidated net income of $123.4 million, or diluted EPS of $1.62, in the comparable period of 2023, a 7.2% increase in consolidated net income and a 6.8% increase in diluted EPS. During the six months ended June 30, 2024, we reported consolidated net income of $247.4 million, or diluted EPS of $3.23, as compared to consolidated net income of $263.4 million, or diluted EPS of $3.45, in the comparable period of 2023, a 6.1% decrease in consolidated net income and a 6.4% decrease in diluted EPS. The $8.9 million increase in consolidated net income for the second quarter of 2024 compared to the same period of 2023 was the net result of the following items:

●	A $53.1 million increase in interest income, resulting from a $59.0 million increase in interest income from loans and loans held for sale partially offset by a $2.3 million decrease in interest income from investment securities, and a $3.6 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to an increase in the yield of 43 basis points as loans continued to reprice higher from the rising rate environment in 2022 and in 2023 as the Federal Reserve Bank raised its federal funds rate by 525 basis points. The increase in interest income was also due to an increase in the average balance of loans, including loans held for sale, of $1.9 billion through organic loan growth;
●	A $64.6 million increase in interest expense, which resulted from a $64.7 million increase in interest expense from deposits, a $1.5 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase partially offset by a $1.6 million decrease in interest expense from corporate and subordinated debentures and other borrowings. The increase in interest expense from deposits resulted mainly from an increase in costs due to the higher interest rate environment with the increase in interest rates in 2022 and 2023. This increase in average cost of deposits was felt throughout 2023 starting with the stress in the financial markets and liquidity that occurred in March 2023 with the closure of a few failed financial institutions. The average cost of deposits, excluding noninterest-bearing deposits, increased by 87 basis points compared to the second quarter of 2023;
●	An $34.5 million decrease in the provision for credit losses, as the Company recorded a provision for credit losses of $3.9 million in the second quarter of 2024 while recording a provision for credit losses of $38.4 million in the second quarter of 2023. During the second quarter of 2024, we recorded a lower provision for credit losses as economic forecasts improved since the second quarter of 2023, with inflation falling and interest rates stabilizing, along with lower new loan growth in the second quarter of 2024 compared to the same period in 2023;
●	A $2.0 million decrease in noninterest income due to a decline in correspondent banking and capital market income of $14.3 million. This decrease was mostly offset by an increase in fees on deposit accounts of $741,000, in mortgage banking income of $1.6 million, in trust and investment services income of $1.3 million, in SBA income of $1.1 million, in bank owned life insurance income of $1.1 million and in other noninterest income of $6.6 million. The increase in other noninterest income is mainly attributable to $5.2 million in income from tax refunds during the second quarter of 2024. See Noninterest Income section on page 57 for further discussion;
●	A $6.1 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $4.1 million, in merger, branch consolidation, severance related and other expense of $4.0 million, in advertising and marketing of $1.1 million, in OREO and loan related expense of $1.3 million and an information services expense of $2.0 million. These increases were partially offset by declines in FDIC assessment and other regulatory charges, excluding the special FDIC assessment allocated to the Bank, of $2.0 million, amortization of intangibles of $1.3 million and other noninterest expense of $3.1 million. The decrease in other noninterest expense is mainly related to a release in accrued expense for an uncertain tax position (“UTP”) of $2.0 million in the second quarter of 2024. See Noninterest Expense section on page 59 for further discussion; and

●	Higher income tax provision of $6.0 million due to higher pretax book income between the two quarters. The Company recorded pretax book income of $172.8 million in the second quarter of 2024 compared to pretax book income of $157.9 million in the second quarter of 2023. The increase was also due to the effects of the Company adopting ASU 2023-02 in the first quarter of 2024 whereby it applied the proportional amortization method of accounting related to its low-income housing tax credits partnerships (“LIHTC”). With the adoption of ASU 2023-02, the amortization of the LIHTCs is now recorded within Provision for Income Taxes rather than Other Noninterest Expense on the Statement of Income. The amortization for the Company’s LIHTCs totaled $3.5 million during the second quarter of 2024. The change in the accounting method, in addition to other items recorded during the current quarter, increased our effective tax rate for the second quarter in 2024 compared to the same period in 2023. Our effective tax rate was 23.42% for the three months ended June 30, 2024, compared to 21.84% for the three months ended June 30, 2023. See Income Tax Expense section on page 60 for further discussion.

Our quarterly efficiency ratio increased to 57.0% in the second quarter of 2024 compared to 53.6% in the second quarter of 2023. The increase in the efficiency ratio compared to the second quarter of 2023 was the result of an 3.1% decrease in the total of tax-equivalent net interest income and noninterest income along with a 3.0% increase in noninterest expense (excluding amortization of intangibles). This decrease was reflective of a 55.5% increase in interest expense as the repricing of interest-bearing liabilities caught up with the repricing of interest-earning assets in 2023 and 2024 resulting from the rising rate environment. The increase in noninterest expense was reflective of a 2.8% increase in salaries and employee benefits and a 220.0% increase in merger and branch consolidation related expense mostly related to the proposed merger with Independent.

Basic and diluted EPS were $1.74 and $1.73, respectively for the second quarter of 2024, compared to $1.62 for the second quarter of 2023. The increase in basic and diluted EPS was due to a 7.2% increase in net income in the second quarter of 2024 compared to the same period in 2023. The effects from the increase in net income were partially offset by an increase in average basic common shares of 0.3%. The increase in net income in the second quarter of 2024 was mainly attributable to a decrease in provision for credit losses during the second quarter of 2024.

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average assets (annualized)	1.17%	1.11%	1.10%	1.20%
Return on average equity (annualized)	9.58%	9.34%	8.97%	10.14%
Return on average tangible equity (annualized)*	15.49%	15.81%	14.57%	17.27%
Dividend payout ratio	29.93%	30.75%	32.02%	28.81%
Equity to assets ratio	12.42%	11.77%	12.42%	11.77%
Average shareholders’ equity	$5,554,470	$5,301,697	$5,545,511	$5,239,717

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended June 30, 2024, the return on average assets increased compared to the same period in 2023. This increase was primarily due to the increase in net income of $8.9 million, or 7.2%, which was mainly attributable to a decrease in the provision for credit losses cost as economic forecasts improved since the second quarter of 2023, with inflation falling and interest rates stabilizing, along with lower new loan growth in the second quarter of 2024 compared to the same period in 2023. The effects on the return on average assets from the increase in net income were partially offset by an increase in average assets of 1.8% for the three months ended June 30, 2024, from the same period in 2023 mainly due to an increase in average loans of $1.8 billion through organic growth. For the six months ended June 30, 2024, the return on average assets decreased as net income was lower by $15.9 million, or 6.1%, compared to the six months ended June 30, 2023, mainly due to a decline in net interest income of $48.8 million as the cost of interest-bearing liabilities increased resulting from the rising rate environment.

●	For the three months ended June 30, 2024, the return on average equity increased compared to the same periods in 2023. This increase was primarily due to higher net income of 7.2% partially offset by the effects from an increase in average equity of 4.8%. The increase in net income was mainly attributable to lower provision for credit losses. For the six months ended June 30, 2024, the return on average equity decreased primarily due to lower net income of $15.9 million, or 6.1%, along with an increase in average equity of $305.8 million, or 5.8%. The decline in net income was due to the decline in the net interest margin from higher interest expense and the increase in average equity was due to net income earned from June 30, 2023.
●	For the three months ended June 30, 2024, the return on average tangible equity declined compared to the same periods in 2023. This decrease was due to the increase in average tangible equity of 8.5% being greater than the increase in net income adjusted for amortization of intangibles of 6.1%. For the six months ended June 30, 2024, the return on average tangible equity decreased due to lower net income adjusted for amortization of intangibles of $18.2 million, or 6.6% along with an increase in average tangible equity of $332.2 million, or 10.4%.
●	The equity to assets ratios was 12.42% for the quarter ended June 30, 2024, an increase of 0.65% from June 30, 2023. This increase resulted from the effects of the net income earned during the last twelve months being greater than the increase in total assets of 1.2% from June 30, 2023.
●	Dividend payout ratios were 29.93% and 32.02% for the three and six month periods ending June 30, 2024, respectively, and 30.75% and 28.81% for the three and six month periods ending June 30, 2023, respectively. The decrease in the dividend payout ratio for the three months period ending June 30, 2024, was due to the 7.2% increase in net income being greater than the increase in dividends paid during the current quarter of 4.4% compared to the same period in 2023. The dividend payout ratio for the six months period ending June 30, 2024, increased due to lower net income of 6.1% along the effects from an increase in total dividends paid of 4.4% when compared to the same period in 2023.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income decreased $11.5 million, or 3.2%, to $350.3 million in the second quarter of 2024 compared to $361.7 million in the same period in 2023. Interest-earning assets averaged $41.0 billion during the three months period ended June 30, 2024, compared to $40.1 billion for the same period in 2023, an increase of $883.8 million, or 2.2%. Interest-bearing liabilities averaged $27.7 billion during the three months period ended June 30, 2024, compared to $26.0 billion for the same period in 2023, an increase of $1.7 billion, or 6.6%. Non-TE net interest income decreased $48.8 million, or 6.6%, to $694.2 million in the six months ended June 30, 2024, compared to $743.0 million in the same period in 2023. Interest-earning assets averaged $40.8 billion during the six months ended June 30, 2024, compared to $39.8 billion during the same period in 2023. Interest-bearing liabilities averaged $27.6 billion during the six months ended June 30, 2024, compared to $25.3 billion for the same period in 2023, an increase of $2.3 billion, or 9.0%.

The Federal Reserve made four 25 basis-point rate increases during 2023, starting early February 2023 with the last increase in late July 2023, resulting in a range of 5.25% to 5.50% at June 30, 2024. As a result, the Company operated under a higher rate environment for the three and six months ended June 30, 2024, while it operated under a comparatively lower rate environment in the same time periods in 2023. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin decreased by 19 basis points and 18 basis points, respectively, in the second quarter of 2024 compared to the same quarter of 2023 due to the increase in the cost of interest-bearing liabilities of 84 basis points outweighing the increase in the yield on interest earning assets of 43 basis points. The increase in the cost of interest-bearing liabilities lagged the increase in yield on interest-earning assets during this rising interest rate cycle and has caught up in the latter half of 2023 and into 2024.
o	Non-TE yield on interest-earning assets for the second quarter of 2024 increased 43 basis points to 5.21% from the comparable period in 2023 due to higher yields on the majority of interest-earning assets, including loans held for investment, investments securities, and loans held for sale, as the Federal Reserve Bank interest rate hikes during 2023 continue to impact these rates. The increases in interest rates, in combination with the increase in the average balance of the higher yielding loan portfolio of $1.8 billion, the decline in the average balances of lower yielding investment securities of $767.7 million, affected the overall yield increase between the comparable periods.

o	The average cost of interest-bearing liabilities for the second quarter of 2024 increased 84 basis points from the same period in 2023. This increase was driven by the effects from the higher rate environment on the repricing of all deposit accounts, federal funds purchased, securities purchased with agreement to repurchase, trust preferred corporate debt, and other borrowings. The average cost of interest-bearing deposits increased 88 basis points as the cost increase occurred in all deposit categories and was a result of the rising rate environment and a change in the deposit mix. Our deposits have shifted from lower-costing savings and transaction to higher-costing money market accounts as the customers have sought higher yields during the rising rate environment. The average balance of transaction deposit accounts decreased by $547.8 million, and savings accounts decreased by $526.3 million, while average balance of money market account increased by $3.0 billion for the second quarter of 2024 compared to the same period in 2023. The average cost of securities sold with agreements to repurchase, and federal funds purchased increased by 99 basis points and 37 basis points, respectively, while the average cost of corporate and subordinated debentures increased by 20 basis points. Other borrowings, consisting of FHLB advances had an average cost of 5.47% during the second quarter of 2024 compared to 5.22% for the compared period in 2023. Our overall cost of funds, including noninterest-bearing deposits, was 1.90% for the three months ended June 30, 2024, compared to 1.23% for the three months ended June 30, 2023.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2024, and 2023 and net interest margin on a tax equivalent basis:

	Three Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$732,252	$8,248	4.53%	$947,526	$11,858	5.02%
Investment securities (taxable) (1)	6,426,206	38,747	2.43%	7,187,390	41,254	2.30%
Investment securities (tax-exempt) (1)	800,376	5,769	2.90%	806,940	5,586	2.78%
Loans held for sale	63,307	1,018	6.47%	36,114	568	6.31%
Acquired loans, net	5,373,383	84,263	6.31%	6,759,859	102,446	6.08%
Non-acquired loans	27,616,138	393,079	5.72%	24,390,007	316,341	5.20%
Total interest-earning assets	41,011,662	531,124	5.21%	40,127,836	478,053	4.78%
Noninterest-Earning Assets:
Cash and due from banks	443,686			470,209
Other assets	4,440,959			4,401,003
Allowance for credit losses	(468,573)			(370,924)
Total noninterest-earning assets	4,416,072			4,500,288
Total Assets	$45,427,734			$44,628,124

Interest-Bearing Liabilities:
Transaction and money market accounts	$19,653,436	$120,722	2.47%	$17,222,660	$65,717	1.53%
Savings deposits	2,504,809	1,830	0.29%	3,031,153	1,951	0.26%
Certificates and other time deposits	4,286,950	42,929	4.03%	4,328,388	33,119	3.07%
Federal funds purchased	270,028	3,621	5.39%	215,085	2,690	5.02%
Securities sold with agreements to repurchase	270,815	1,362	2.02%	330,118	845	1.03%
Corporate and subordinated debentures	391,775	5,999	6.16%	392,144	5,823	5.96%
Other borrowings	323,626	4,402	5.47%	473,626	6,165	5.22%
Total interest-bearing liabilities	27,701,439	180,865	2.63%	25,993,174	116,310	1.79%
Noninterest-Bearing Liabilities:
Demand deposits	10,566,529			11,939,022
Other liabilities	1,605,296			1,394,231
Total noninterest-bearing liabilities (“Non-IBL”)	12,171,825			13,333,253
Shareholders’ equity	5,554,470			5,301,697
Total Non-IBL and shareholders’ equity	17,726,295			18,634,950
Total Liabilities and Shareholders’ Equity	$45,427,734			$44,628,124

Net Interest Income and Margin (Non-Tax Equivalent)		$350,259	3.43%		$361,743	3.62%
Net Interest Margin (Tax Equivalent)			3.44%			3.62%

Total Deposit Cost (without debt and other borrowings)			1.80%			1.11%
Overall Cost of Funds (including demand deposits)			1.90%			1.23%

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$700,301	$16,502	4.74%	$853,903	$20,779	4.91%
Investment securities (taxable) (1)	6,539,593	78,492	2.41%	7,251,296	82,819	2.30%
Investment securities (tax-exempt) (1)	806,565	11,337	2.83%	861,502	12,144	2.84%
Loans held for sale	53,089	1,699	6.44%	29,655	970	6.60%
Acquired loans, net	5,565,904	173,826	6.28%	6,958,595	207,851	6.02%
Non-acquired loans	27,168,966	766,523	5.67%	23,815,623	603,899	5.11%
Total interest-earning assets	40,834,418	1,048,379	5.16%	39,770,574	928,462	4.71%
Noninterest-Earning Assets:
Cash and due from banks	451,261			491,715
Other assets	4,396,492			4,469,132
Allowance for credit losses	(462,723)			(363,673)
Total noninterest-earning assets	4,385,030			4,597,174
Total Assets	$45,219,448			$44,367,748

Interest-Bearing Liabilities:
Transaction and money market accounts	$19,598,727	$238,013	2.44%	$17,049,745	$106,232	1.26%
Savings deposits	2,547,030	3,648	0.29%	3,163,949	3,707	0.24%
Certificates and other time deposits	4,284,850	83,982	3.94%	3,724,725	46,790	2.53%
Federal funds purchased	263,268	6,989	5.34%	204,232	4,877	4.82%
Securities sold with agreements to repurchase	275,744	2,721	1.98%	351,721	1,511	0.87%
Corporate and subordinated debentures	391,822	12,008	6.16%	392,191	11,558	5.94%
Other borrowings	247,802	6,823	5.54%	433,702	10,781	5.01%
Total interest-bearing liabilities	27,609,243	354,184	2.58%	25,320,265	185,456	1.48%
Noninterest-Bearing Liabilities:
Demand deposits	10,548,563			12,352,722
Other liabilities	1,516,131			1,455,044
Total noninterest-bearing liabilities (“Non-IBL”)	12,064,694			13,807,766
Shareholders’ equity	5,545,511			5,239,717
Total Non-IBL and shareholders’ equity	17,610,205			19,047,483
Total Liabilities and Shareholders’ Equity	$45,219,448			$44,367,748

Net Interest Income and Margin (Non-Tax Equivalent)		$694,195	3.42%		$743,006	3.77%
Net Interest Margin (Tax Equivalent)			3.42%			3.78%

Total deposit cost (without debt and other borrowings)			1.77%			0.87%
Overall Cost of Funds (including demand deposits)			1.87%			0.99%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities decreased by $2.3 million and $5.1 million, respectively, in the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023. The average balance of investment securities decreased $767.7 million and $766.6 million, respectively, for the three and six months ended June 30, 2024, from the comparable periods in 2023. The yield on the investment securities increased 13 basis points and 10 basis points, respectively, during the three and six months ended June 30, 2024, compared to the same periods in 2023 due to the rising rate environment. While the Bank reduced the size of its investment securities portfolio, the yield on the investment securities increased due to higher interest rates in the three and six months ended June 30, 2024, compared to the same periods in 2023, resulting in higher interest income earned in 2024.

Loans

Interest earned on loans held for investment increased $58.6 million to $477.3 million and increased $128.6 million to $940.3 million, respectively, during the three and six months ended June 30, 2024, from the comparable periods in 2023. Interest earned on loans held for investment included loan accretion income recognized during the three and six months ended June 30, 2024, and 2023 of $4.4 million, $8.7 million, $5.5 million and $12.9 million, respectively, a decrease of $1.1 million and $4.2 million, respectively. Some key highlights for the quarter ended June 30, 2024, are outlined below:

●	Our non-TE yield on total loans increased 43 basis points in the second quarter of 2024 compared to the same period in 2023 due to a 52 basis-point increase in the yield on the non-acquired loan portfolio and a 23 basis-point increase in the yield on the acquired loan portfolio.
o	The yield on the acquired loan portfolio increased from 6.08% in the second quarter of 2023 to 6.31% in the same period in 2024, while interest income on the acquired loan portfolio declined by $18.2 million during the same period.
◾	The interest income on acquired loans decreased by $18.2 million, due to a $1.4 billion decrease in average balance during the second quarter of 2024 compared to the same period in 2023. The average balance decreased due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The effect from the decline in average acquired loans balance was partially offset by the increase in yield of 23 basis points.
o	The yield on the non-acquired loan portfolio increased 52 basis points to 5.72% in the second quarter of 2024 compared to 5.20% in the same period in 2023. Interest income on the non-acquired loan portfolio increased $76.7 million during the same period.
◾	The increases in both yield and interest income on non-acquired loans were attributable to both an increase in the average loan balance of $3.2 billion during the second quarter of 2024 compared to the same period in 2023, primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio, along with a higher yield of 52 basis points due to the higher rate environment.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased by $1.7 billion, or 6.6%, in the second quarter of 2024 compared to the same period in 2023. The cost of interest-bearing liabilities increased by 84 basis points to 2.63% and the overall cost of funds, including demand deposits, increased by 67 basis points to 1.90% in the second quarter of 2024, compared to the same period in 2023. Some key highlights for the quarter ended June 30, 2024, compared to the same period in 2023 include:

●	The cost of interest-bearing deposits was 2.52% for the second quarter of 2024 compared to 1.64% for the same period in 2023.
o	Interest expense on interest-bearing deposits increased by $64.7 million in the second quarter of 2024 compared to the same period in 2023 primarily due to interest expense on transaction and money market accounts and certificate and other time deposits increased. Interest expense on transaction and money market accounts and certificates and other time deposits increased by $55.0 million and $9.8 million, respectively, while interest expense on savings slightly declined by $121,000. One factor driving the increase in average cost and interest expense was the repricing of deposits in the higher rate environment in 2024 compared to the second quarter of 2023. The increase in the cost of interest-bearing deposits lagged the increase in the yield on interest-earning assets during this rising interest rate cycle and has caught up in the latter half of 2023 and into the first half of 2024.
o	The average balance of interest-bearing deposits increased by $1.9 billion, primarily due to a $2.4 billion average balance increase of transaction and money market accounts, which drove up interest expense. The increase in the average balance of transaction and money market accounts was partially offset by a decrease in the average saving deposits of $526.3 million and a decrease in the average balance of certificates and other time deposits of $41.4 million.
●	The cost of federal funds purchased increased 37 basis points in the second quarter of 2024 due to the rising rate environment. This increase in cost along with the increase in the average balance of $54.9 million drove the $931,000 increase in interest expense compared to the same period in 2023.

●	The cost of repurchase agreements was 2.02% for the second quarter of 2024 compared to 1.03% for the same period in 2023. The effects from the increase in the cost of repurchase agreements, partially offset by the effects from a decline in the average balance of $59.3 million, drove the increase in the interest expense of $517,000 during the second quarter of 2024 compared to the same period in 2023.
●	The cost on the corporate and subordinated debt increased by 20 basis points to 6.16% for the three months ended June 30, 2024, compared to the same period in 2023, also driven by the effects from the rising rate environment on the repricing of variable rate corporate debentures. The interest expense from corporate and subordinated debentures increased by $176,000 during the second quarter of 2024 compared to the same period in 2023 due to the increase in average cost.
●	The cost of other borrowings, consisting of FHLB advances, for the three months ended June 30, 2024, was 5.47% and interest expense was $4.4 million compared to 5.22% and $6.2 million during the second quarter of 2023. The decline in interest expense was due to a decline in the average balance of other borrowings of $150.0 million to $323.6 million during the second quarter of 2024 compared to $473.6 million during the same period in 2023.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $1.4 billion, or 11.5%, to $10.6 billion in the second quarter of 2024 compared to $11.9 billion during the same period in 2023. The decrease in the average balance of noninterest bearing deposits was due to customers moving funds from noninterest bearing checking accounts to interest bearing checking accounts seeking higher yields resulting from the rising rate environment, along with customers having less excess cash as funds from government support programs related to the COVID-19 pandemic began to decline.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2024, and 2023, noninterest income comprised 17.7%, and 17.6%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2024, and 2023, noninterest income comprised 17.5%, and 16.7%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$22,889	$22,257	$45,559	$42,868
Debit, prepaid, ATM and merchant card related income	10,953	10,844	21,428	20,092
Mortgage banking income	5,912	4,354	12,081	8,686
Trust and investment services income	11,091	9,823	21,482	19,760
Correspondent banking and capital markets income	4,860	19,187	9,171	32,781
Securities gains, net	—	—	—	45
SBA income	3,955	2,885	8,318	6,607
Bank owned life insurance income	7,372	6,271	14,264	13,084
Other	8,193	1,593	14,480	4,646
Total noninterest income	$75,225	$77,214	$146,783	$148,569

Noninterest income decreased slightly by $2.0 million, or 2.6%, during the second quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income resulted from the following:

●	Mortgage banking income increased by $1.6 million, or 35.8%, during the current quarter compared to the same period of the prior year, which was comprised of a $1.9 million, or 68.0%, increase in secondary market mortgage income, slightly offset by a $387,000, or 25.9%, decrease in mortgage servicing related income. Mortgage production declined from $696 million in the second quarter of 2023 to $552 million in the second quarter of 2024 with higher mortgage rates continuing during 2024. The Company allocated a higher percentage of mortgage production to the secondary market in the second quarter of 2024 compared to the same period in 2023 as the percentage allocated increased from 38% to 59%. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate year to year.
o	Mortgage income from the secondary market increased by $1.9 million between the comparable periods resulting from a $1.1 million increase in the fair value of loans held for sale, a $790,000 increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and the change in fair value of the pipeline of $532,000, offset by a decrease in the fair value of MBS forward trades of $454,000. Mortgage commission expense was $3.3 million during the second quarter of 2024 compared to $2.3 million during the comparable period in 2023.
o	The decrease in mortgage servicing related income, net of the hedge, in the second quarter of 2024 was due to a $488,000 decrease in the change in fair value of the MSR including decay, offset by a $101,000 increase in service fee income. The decrease in fair value of the MSR between the comparable periods was primarily due to a decrease in the change in fair value from interest rates of $1.1 million and a $181,000 decline in MSR decay, offset by an increase from gains/losses on the MSR hedge of $840,000.
●	Trust and investment services income for the second quarter of 2024 increased by $1.3 million, or 12.9%, from the second quarter of 2023, as assets under management have increased by $972.9 million, or 12.9%.
●	Correspondent banking and capital markets income in the second quarter of 2024 decreased by $14.3 million, or 74.7%, compared to the same quarter in 2023. The decline was primarily related to a decrease of $11.5 million in income generated from the sale of customer swap ARC hedges during the second quarter of 2024 compared to the second quarter of 2023 resulting from the higher interest rate environment in 2024. The decline was also due to a $2.9 million increase in the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $11.4 million related to variation margin payments in the second quarter of 2024 compared to an expense of $8.5 million in the second quarter of 2023. In addition, other operational fee income was lower by $1.0 million in the second quarter of 2024 compared to the same period in 2023.
●	SBA income increased by $1.1 million, or 37.1% compared to the second quarter of 2023. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The increase was attributable to higher gains on sale of SBA loans of $854,000 and the change in fair value of the SBA servicing asset of $259,000.

●	Bank owned life insurance income increased $1.1 million, or 17.6%, during the second quarter of 2024 compared to the same period in 2023. This increase was primarily due to higher death proceeds on BOLI policies received during the second quarter of 2024 compared to the same period in 2023.
●	Other income increased by $6.6 million, or 414.3%, in the second quarter of 2024 compared to the same period in 2023, primarily due to approximately $5.2 million of income recognized from federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021.

Noninterest income decreased by $1.8 million, or 1.2%, during the six months ended June 30, 2024, compared to the same period in 2023. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Service charges on deposit accounts were higher in 2024 by $2.7 million, or 6.3%, compared to 2023. The increase was mainly attributable to a $2.0 million increase in NSF fees and a $771,000 increase in service charge account maintenance fees in 2024 compared to 2023.
●	Debit, prepaid, ATM and merchant card related income was higher by $1.3 million, or 6.6%, in 2024 compared to 2023. The increase in debit, ATM, prepaid and merchant card related income was mainly due to higher card and ATM system related expense of $1.3 million.
●	Mortgage banking income increased by $3.4 million, or 39.1%, in 2024 compared to 2023, which comprised of a $2.8 million, or 50.4%, increase in secondary market mortgage income and a $563,000, or 18.4%, increase in mortgage servicing related income. Mortgage production declined from $1.3 billion in the first half of 2023 to $981 million in the first half of 2024 with higher mortgage rates continuing during 2024. We allocated a higher percentage of mortgage production to the secondary market in 2024 compared to 2023 from 34% to 57%.
o	Mortgage income from the secondary market increased by $2.8 million between the comparable periods resulting from a $1.0 million increase in the fair value of MBS forward trades, a $942,000 increase in the fair value of loans held for sale, a $795,000 increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and the change in fair value of the pipeline of $83,000. Mortgage commission expense was $5.5 million in 2024 compared to $3.6 million in 2023.
o	The increase in mortgage servicing related income, net of the hedge, in 2024 was due to a $428,000 increase in the change in fair value of the MSR including decay and a $135,000 increase in service fee income. The increase in fair value of the MSR between the comparable periods was primarily due to an increase in the change in fair value from interest rates of $2.5 million, offset by a $1.9 million decrease from gains/losses on the MSR hedge and a $214,000 decline in MSR decay.
●	Correspondent banking and capital markets income for 2024 decreased by $23.6 million, or 72.0%, compared to 2023. The decline was primarily related to a decrease of $17.8 million in income generated from the sale of customer swap ARC hedges in 2024 compared to 2023 resulting from the higher interest rate environment in 2024. The decline was also due to the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $21.7 million related to variation margin payments in the 2024 compared to an expense of $16.9 million in 2023. In addition, other operational fee income was lower by $1.2 million in 2024 compared to 2023.
●	SBA income, including the impact from the change to fair value accounting, increased by $1.7 million, or 25.9% in 2024 compared to 2023. The increase was primarily attributable to an increase in gains on sale of SBA loans of $1.7 million.
●	Other income increased by $9.8 million, or 211.7%, in 2024 compared to 2023. This increase was due to approximately $5.2 million in income recognized on federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021, the Bank recognizing approximately $3.0 million in credits from an external vendor in 2024, and approximately $876,000 resulting from the release of accrued expense attributable to UTPs.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Salaries and employee benefits	$151,435	$147,342	$301,888	$291,402
Occupancy expense	22,453	22,196	45,030	43,729
Information services expense	23,144	21,119	45,497	41,044
OREO and loan related expense	1,307	(14)	1,913	155
Amortization of intangibles	5,744	7,028	11,742	14,327
Business development and staff related expense	6,220	6,672	12,019	12,629
Supplies and printing	759	853	1,668	1,737
Postage expense	1,767	1,701	3,398	3,457
Professional fees	3,906	4,364	7,021	8,066
FDIC assessment and other regulatory charges	7,771	9,819	16,305	16,113
FDIC special assessment	619	—	4,473	—
Advertising and marketing	2,594	1,521	4,578	3,639
Merger, branch consolidation, severance related and other expense	5,785	1,808	10,298	11,220
Other	15,243	18,217	32,207	35,613
Total noninterest expense	$248,747	$242,626	$498,037	$483,131

Noninterest expense increased by $6.1 million, or 2.5%, in the second quarter of 2024 as compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $4.1 million, or 2.8%, in the second quarter of 2024 compared to the same period in 2023. The increase was primarily due to an increase in incentive expenses of $3.8 million, an increase in salaries of $1.8 million resulting from merit increases, along with higher employee benefits of $1.4 million due to higher FICA tax and medical insurance expense.
●	These increases were partially offset by a decrease in commissions of $3.0 million, which is mainly attributable to lower commissions related to the correspondent banking division resulting from lower bond sales and lower income from the ARC hedging program.
●	Information services expense increased $2.0 million, or 9.6%, in the second quarter of 2024 compared to the same period in 2023. The increase was due to additional costs associated with the Company updating systems and software as it grows in size and complexity.
●	OREO and loan related expense increased to $1.3 million in the second quarter of 2024, compared to OREO and loan related recovery of $14,000 in the same period in 2023. The increase was primarily due to an $862,000 increase in losses from the sales of OREO and other repossessed assets and a $445,000 increase in Special Assets Management (“SAM”) related expenses including legal, tax and other costs.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $1.3 million, or 18.3%.
●	Advertising and marketing expense increased $1.1 million, or 70.5%, in the second quarter 2024 compared to the same period in 2023, primarily due to media advertising production and placement related costs incurred in the second quarter of 2024.
●	Merger, branch consolidation and severance related expense increased $4.0 million, or 220.0%, in the second quarter of 2024 compared to the same period in 2023. Of the $4.0 million in 2024, approximately $3.5 million pertains to one-time costs associated with the cybersecurity incident, which was identified as an isolated event as previously disclosed by the Company. The Company also incurred approximately $2.5 million expenses associated with the previously announced acquisition of Independent during the second quarter of 2024, while it had a total of $963,000 merger expense associated with the Atlantic Capital acquisition during the comparative period in 2023. These increases were offset by a reduction in the restructuring costs of approximately $1.1 million.
●	Other noninterest expense decreased $3.0 million, or 16.3%, in the second quarter of 2024 compared to the same period in 2023. This decrease primarily resulted from a $2.1 million decline in amortization expenses related to the adoption of ASU 2023-02 effective January 1, 2024, and a $2.0 million decrease in other miscellaneous operational expenses. In addition, a UTP adjustment for approximately $2.0 million was recorded during the second quarter of 2024. These decreases were offset by a $3.7 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided.

Noninterest expense increased by $14.9 million, or 3.1%, during the six months ended June 30, 2024, compared to the same period in 2023. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Occupancy expense increased $1.3 million, or 3.0%. The increase was primarily due to increases in branch maintenance, insurance, tax and lease related expenses.
●	Professional fees decreased $1.0 million, or 13.0%, primarily due to lower legal and other general business consulting expenses incurred in 2024 compared to 2023.
●	The Company accrued a total of $4.5 million in 2024 related to the FDIC’s special assessment introduced in 2023 to recover losses to the FDIC’s Deposit Insurance Fund resulting from the bank failures that occurred in early 2023. The Bank increased its accrual of the FDIC special assessment during 2024 in anticipation of the higher assessment that may be allocated to the Bank as the estimate of the losses expected from the bank failures were larger than originally estimated.
●	Merger, branch consolidation and severance related expense increased by $7.2 million, or 230.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase was primarily due to approximately $7.9 million one-time costs associated with the cybersecurity incident.

Income Tax Expense

Our effective tax rate was 23.42% for the three months ended June 30, 2024, compared to 21.84% for the three months ended June 30, 2023. The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven by amortization of LIHTCs as a result of the adoption of the proportional amortization under ASU 2023-02 effective January 1, 2024, as well as an increase in disallowed interest expense, and non-deductible merger expenses recorded during the current period. This was partially offset by a decrease in disallowed executive compensation.

Our effective tax rate for the first six months of the year was 24.19% compared to 21.84% for the first six months of 2023. The increase in the year-to-date effective tax rate compared to the same period of 2023 was primarily driven by amortization of LIHTC investments, an increase in disallowed interest expense, partially offset by an increase in tax-exempt interest income and an increase in federal tax credits available. In addition, the Company recorded approximately $2.8 million in income tax provision during the first quarter of 2024 related to the revaluation of its deferred income taxes and other tax adjustments.

Analysis of Financial Condition

Summary

Our total assets increased approximately $591.9 million, or 1.3%, from December 31, 2023 to June 30, 2024, to approximately $45.5 billion. Within total assets, cash and cash equivalents increased by $118.3 million, or 11.8% and loans increased $846.1 million, or 2.6%, while investment securities decreased $415.6 million, or 5.6%, during the period. Within total liabilities, deposit grew $49.5 million, or 0.1%, and federal funds purchased and securities sold under agreements to repurchase increased by $53.2 million, or 10.9%. Total borrowings increased by $199.8 million, or 40.6%. Total shareholder’s equity increased $117.3 million, or 2.1%. The increase in cash and cash equivalents was primarily due to the increase in borrowings of $199.8 million along with decline in investments of $415.6 million from maturities and pay downs of mortgage-backed securities. The increase in borrowings was due to a net increase in FHLB advances of $200.0 million from December 31, 2023. These increases in funding sources were mostly offset by the increase in loans which was due to normal organic growth. Our loan to deposit ratio was 90% and 87% at June 30, 2024 and December 31, 2023, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 28% and 29%, respectively at June 30, 2024, and December 31, 2023.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At June 30, 2024, investment securities totaled $7.0 billion, compared to $7.5 billion at December 31, 2023, a decrease of $415.6 million, or 5.6%. At June 30, 2024, approximately 63.8% of the investment portfolio was classified as available for sale, approximately 33.3% was classified as held to maturity and approximately 2.9% was classified as other investments. During the six months ended June 30, 2024, we purchased $95.0 million of capital stock of the Federal Home Loan Bank of Atlanta classified as other investment securities on the balance sheet of which we sold back $85.5 million. The net decrease to the capital stock holding for the Federal Home Loan Bank of Atlanta of $9.5 million during the six months of 2024 was due to the decrease in Federal Home Loan Bank borrowings. During the six months ended June 30, 2024, the Bank purchased $13.0 million of available for sale securities. There were maturities, paydowns, and calls of investment securities totaling $378.6 million during the six months of 2024. Net amortization of premiums was $9.7 million in the first six months of 2024.

At June 30, 2024, the unrealized net losses of the available for sale securities portfolio was $826.4 million, or 15.5%, below its amortized cost basis, compared to an unrealized net loss of $776.6 million, or 14.0%, at December 31, 2023. At June 30, 2024, the unrealized net losses of the held to maturity securities portfolio was $427.6 million, or 18.2%, below its amortized cost basis, compared to an unrealized net loss of $402.7 million, or 16.2%, at December 31, 2023.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
June 30, 2024
U.S. Treasuries	$38,098	$37,945	$(153)	$38,098	$—
U.S. Government agencies	363,418	317,612	(45,806)	363,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,105,374	2,575,636	(529,738)	93	3,105,281
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	1,021,180	845,156	(176,024)	—	1,021,180
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,558,773	1,286,026	(272,747)	20,767	1,538,006
State and municipal obligations	1,124,430	952,702	(171,728)	1,121,881	2,549
Small Business Administration loan-backed securities	431,366	376,810	(54,556)	431,366	—
Corporate securities	30,509	27,318	(3,191)	—	30,509
	$7,673,148	$6,419,205	$(1,253,943)	$1,975,623	$5,697,525

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

At June 30, 2024, we had 1,232 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.3 billion. At December 31, 2023, we had 1,232 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.2 billion. The total number of investment securities with an unrealized loss position remained unchanged, while the total dollar amount of the unrealized loss increased by $73.5 million. The level of unrealized losses for each period is due to an overall increase in short- and long-term interest rates in 2022 and 2023 and the expectation that interest rates will not fall until late 2024 or 2025.

All investment securities in an unrealized loss position as of June 30, 2024, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of June 30, 2024:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$14,365	2.32%	$—	—%	$132,905	1.73%	$—	—%	$147,270	1.79%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	153,774	1.97	1,216,368	1.80	1,370,142	1.82
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	428,467	2.48	428,467	2.48
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,511	0.94	169,759	1.49	144,911	1.58	351,181	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	51,467	1.24	51,467	1.24
Total held to maturity	$14,365	2.32%	$36,511	0.94%	$456,438	1.72%	$1,841,213	1.93%	$2,348,527	1.87%
Available for Sale (fair value)
U.S. Government treasuries	$37,945	3.13%	$—	—%	$—	—%	$—	—%	$37,945	3.13%
U.S. Government agencies	95,550	2.65	21,675	1.63	77,898	1.69	—	—	195,123	2.11
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	26	2.55	3,178	2.26	144,035	2.40	1,301,690	1.93	1,448,929	1.98
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	177	2.47	5,814	2.51	10,340	2.29	474,213	2.18	490,544	2.20
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	23	5.93	206,902	2.81	560,781	1.93	241,255	1.78	1,008,961	2.06
State and municipal obligations (1)	4,428	3.61	31,025	3.19	131,770	2.56	785,479	2.79	952,702	2.77
Small Business Administration loan-backed securities	3,064	2.79	16,772	3.67	112,565	3.97	204,341	2.79	336,742	3.21
Corporate securities	—	—	486	8.22	26,071	3.96	761	4.50	27,318	4.05
Total available for sale	$141,213	2.81%	$285,852	2.81%	$1,063,460	2.32%	$3,007,739	2.24%	$4,498,264	2.31%
Total other investments (2)	$—	—%	$—	—%	$—	—%	$201,516	4.63%	$201,516	4.63%
Total investment securities	$155,578	2.77%	$322,363	2.60%	$1,519,898	2.14%	$5,050,468	2.22%	$7,048,307	2.23%
Percent of total	2%		5%		22%		72%
Cumulative percent of total	2%		7%		28%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”

Approximately 85.6% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 13.9% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 98% of the municipal bond portfolio has ratings in the Double A or Triple A category.

Through June 30, 2024, the Company did not sell any securities that are available for sale or held to maturity. As of June 30, 2024, the portfolio had an effective duration of 5.89 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	June 30, 2024		December 31, 2023
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$147,270	6.18	$197,267	5.03
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,370,142	6.11	1,438,102	6.40
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	428,467	5.83	444,883	6.24
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	351,181	3.50	354,055	4.06
Small Business Administration loan-backed securities	51,467	6.85	53,133	6.95
Total held to maturity	$2,348,527	5.69	$2,487,440	5.94
Available for Sale (fair value)
U.S. Treasuries	$37,945	0.13	$73,890	0.35
U.S. Government agencies	195,123	3.42	224,706	3.41
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,448,928	5.87	1,558,306	6.12
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	490,544	5.54	527,422	5.69
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,008,962	3.53	1,024,170	3.73
State and municipal obligations	952,702	10.54	977,461	8.62
Small Business Administration loan-backed securities	336,742	3.83	371,686	3.81
Corporate securities	27,318	1.90	26,747	2.45
Total available for sale	$4,498,264	5.98	$4,784,388	5.65

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2024, we determined that there was no impairment on our other investment securities. As of June 30, 2024, other investment securities represented approximately $201.5 million, or 0.44% of total assets, and primarily consists of FHLB and FRB stock which totals $182.6 million, or 0.40% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2024, and 2023, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and the Bank’s subsidiary, SouthState|Duncan Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $92.2 million and $31.3 million, respectively, at June 30, 2024, and December 31, 2023.

Loans Held for Sale

The balance of mortgage loans held for sale increased $49.1 million from December 31, 2023, to $100.0 million on June 30, 2024. Total mortgage production was $552 million in the second quarter of 2024. This compares to $429 million in the first quarter of 2024 and $696 million in the second quarter of 2023. Mortgage production has declined in 2024 as mortgage rates have continued to remain high. The percentage of mortgage production sold into the secondary market increased in the second quarter of 2024 to 59% from 53% in the first quarter of 2024. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	June 30,	% of	December 31,	% of
(Dollars in thousands)	2024	Total	2023	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$81,708	0.2%	$135,819	0.4%
Commercial non-owner-occupied	1,558,942	4.7%	1,730,990	5.4%
Commercial owner-occupied real estate	1,017,917	3.1%	1,115,539	3.4%
Consumer owner-occupied	467,878	1.4%	496,674	1.5%
Home equity loans	203,407	0.6%	227,789	0.7%
Commercial and industrial	726,030	2.2%	863,584	2.7%
Other income producing property	129,785	0.4%	148,361	0.5%
Consumer non real estate	67,450	0.2%	77,930	0.2%
Other	206	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	4,253,323	12.8%	4,796,913	14.8%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	6,361	—%	9,506	—%
Commercial non-owner-occupied	379,957	1.1%	445,270	1.4%
Commercial owner-occupied real estate	300,499	0.9%	349,755	1.1%
Consumer owner-occupied	158,566	0.5%	169,923	0.5%
Home equity loans	25,572	0.1%	27,239	0.1%
Commercial and industrial	28,782	0.1%	39,951	0.1%
Other income producing property	28,959	0.1%	35,358	0.1%
Consumer non real estate	28,559	0.1%	31,811	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	957,255	2.9%	1,108,813	3.4%
Total acquired loans	5,210,578	15.7%	5,905,726	18.2%
Non-acquired loans:
Construction and land development	2,504,238	7.5%	2,778,189	8.6%
Commercial non-owner-occupied	7,167,917	21.6%	6,395,374	19.7%
Commercial owner-occupied real estate	4,204,562	12.7%	4,032,377	12.5%
Consumer owner-occupied	6,342,896	19.1%	5,928,408	18.3%
Home equity loans	1,242,405	3.7%	1,143,417	3.5%
Commercial and industrial	5,015,026	15.1%	4,601,004	14.2%
Other income producing property	466,213	1.4%	472,615	1.5%
Consumer non real estate	1,079,126	3.2%	1,123,909	3.5%
Other	1,603	—%	7,470	—%
Total non-acquired loans	28,023,986	84.3%	26,482,763	81.8%
Total loans (net of unearned income)	$33,234,564	100.0%	$32,388,489	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $846.1 million, or 5.3% annualized, to $33.2 billion at June 30, 2024. Our non-acquired loan portfolio increased by $1.5 billion, or 11.7% annualized, mainly driven by organic growth. Commercial non-owner-occupied loans, consumer owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate, and home equity loans led the way with $772.5 million, $414.5 million, $414.0 million, $172.2 million and $99.0 million in year-to-date loan growth, respectively, or 24.3%, 14.1%, 18.1%, 8.6% and 17.4% annualized growth, respectively. The acquired loan portfolio decreased by $695.1 million, or 23.7% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner-occupied loans, commercial and industrial loans and commercial owner-occupied loans, which decreased by $237.4 million, $148.7 million and $146.9 million, respectively, year-to-date. Acquired loans as a percentage of total loans decreased to 15.7% and non-acquired loans as a percentage of the overall portfolio increased to 84.3% at June 30, 2024. This compares to acquired loans as a percentage of total loans of 18.2% and non-acquired loans as a percentage of total loans of 81.8% at December 31, 2023.

Total commercial non-owner-occupied loans of $9.1 billion, approximately 27.4% of the total loans held for investment, was the largest category of the loan portfolio as of June 30, 2024. As of June 30, 2024, approximately 94% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $9.1 billion, approximately $1.3 billion, or 4% of the total loans, represented our office segment. Approximately 95% of the office segment was located in the Company’s footprint and approximately 10% was located within the metropolitan or central business district. The weighted average Debt Service Coverage (“DSC”) was 1.47x and the loan-to-value was 58%. For additional discussion around classified commercial non-owner-occupied loans, refer to the “Nonperforming Assets” section in this MD&A.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	Weighted-	Weighted-Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Average DSC (2)	Loan-to-Value (3)	Non-Accrual	Accruing	Special Mention
June 30, 2024
Loan Type:
Retail	$2,115,553	$1,697	1.76	53%	—%	0.58%	0.40%
Warehouse / Industrial	1,324,195	1,775	1.67	58%	—%	3.06%	2.24%
Office	1,276,172	1,427	1.47	58%	1.42%	8.24%	4.73%
Multifamily	1,156,222	2,652	1.46	52%	0.02%	9.36%	1.80%
Hotel	953,716	4,721	2.07	56%	0.01%	6.11%	0.01%
Medical	620,184	1,885	1.68	57%	—%	1.38%	0.84%
Other	509,152	1,221	1.56	57%	0.03%	1.22%	9.60%
Self Storage	459,888	3,565	1.51	56%	—%	10.35%	1.04%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of June 30, 2024.
(2)	Weighted average DSC information from the Company’s December 31, 2023 stress test using commitment balances, totaling approximately $5.4 billion. The Weighted average DSC information excludes loans below $1.5 million, unless part of a larger relationship.
(3)	Weighted-average Loan-to-Value as of June 30, 2024.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict and unrest in middle east, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and a four-quarter reversion period.

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending June 30, 2024, management selected a baseline weighting of 40%, a 30% weighting for an upside scenario and a 30% weighting for the more severe scenario. In the prior quarter, scenario weightings were 50% on baseline and 25% each on the upside and downside scenarios. The scenario weightings were changed to align to best practices for probability weighted forecast scenarios and do not represent a significant shift in management’s economic outlook. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, high interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still show resilience and actual loan losses remain at low levels, continued projected borrower weakness related to high interest rates result in elevated modeled expected losses. The resulting provision was approximately $3.9 million during the second quarter of 2024.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2023, and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of June 30, 2024, the balance of the ACL was $472.3 million or 1.42% of total loans. The ACL increased $2.6 million from the balance of $469.7 million recorded at March 31, 2024. This increase during the second quarter of 2024 included $6.9 million provision and $4.2 million net charge-offs. During the first six months of 2024, the Company recorded a provision for credit losses based on loan growth and current forecasts applied to our modeling to adequately capture potential economic recessionary risks.

As discussed in Note 1 - Summary of Significant Accounting Policies, in the second quarter of 2024, updates were made to certain estimates used in the Company’s current expected credit loss model. While the total allowance and coverage of total loans remain the same, reserves at the loan segment level were updated due the expansion of macroeconomic variables. Although portions of the allowance may be allocated to specific loans or pools of loans, the entire allowance is available for any credit that, in management’s judgment, should be charged off.

At June 30, 2024, the Company had a reserve on unfunded commitments of $50.2 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $53.2 million at March 31, 2024, and $56.3 million at December 31, 2023. During the three and six months ended June 30, 2024, the Company recorded a decrease in the reserve for unfunded commitments of $3.0 million and $6.1 million, respectively. For the prior comparative period, the Company recorded a decrease in the reserve for unfunded commitments of $21.7 million and $3.8 million, respectively, during three and six months ended June 30, 2023. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the first six months of 2024.

The ACL provides 2.41 times coverage of nonperforming loans at June 30, 2024. Net charge-offs to total average loans during three and six months ended June 30, 2024, were 0.05% and 0.04%, respectively, compared to net charge-offs to total average loans of 0.04% and 0.03%, respectively, during the three and six months ended June 30, 2023. We continued to experience solid and stable asset quality numbers and ratios as of June 30, 2024.

The following table provides the allocation, by segment, for expected credit losses as of June 30, 2024:

	June 30, 2024
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$59,552	22.2%
Residential Mortgage Junior	428	0.1%
Revolving Mortgage	18,929	4.7%
Residential Construction	10,025	1.6%
Other Construction and Development	77,219	6.1%
Consumer	12,228	3.5%
Multifamily	19,761	3.4%
Municipal	1,779	2.3%
Owner-Occupied Commercial Real Estate	91,423	16.6%
Non-Owner-Occupied Commercial Real Estate	99,015	24.1%
Commercial and Industrial	81,939	15.4%
Total	$472,298	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$56	$7,333,141	—%	$265	$6,261,400	0.02%
Residential Mortgage Junior	50	16,582	1.21%	3	11,290	0.11%
Revolving Mortgage	277	1,530,256	0.07%	532	1,410,768	0.15%
Residential Construction	15	558,301	0.01%	22	873,295	0.01%
Other Construction and Development	(543)	1,921,052	(0.11)%	196	1,889,613	0.04%
Consumer	(1,373)	1,173,471	(0.47)%	(2,497)	1,267,823	(0.79)%
Multifamily	41	1,163,221	0.01%	—	841,501	—%
Municipal	—	752,849	—%	—	732,666	—%
Owner-Occupied Commercial Real Estate	15	5,522,455	—%	58	5,559,762	0.00%
Non-Owner-Occupied Commercial Real Estate	(87)	8,002,132	—%	334	7,566,746	0.02%
Commercial and Industrial	(2,676)	5,016,061	(0.21)%	(2,223)	4,735,002	(0.19)%
Total	$(4,225)	$32,989,521	(0.05)%	$(3,310)	$31,149,866	(0.04)%

	Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$(164)	$7,226,647	—%	$557	$6,050,441	0.02%
Residential Mortgage Junior	89	15,515	1.15%	8	11,801	0.14%
Revolving Mortgage	459	1,512,240	0.06%	738	1,397,477	0.11%
Residential Construction	(282)	597,545	(0.09)%	94	871,178	0.02%
Other Construction and Development	(1,011)	2,016,056	(0.10)%	454	1,912,617	0.05%
Consumer	(2,745)	1,186,592	(0.47)%	(4,642)	1,264,717	(0.74)%
Multifamily	66	1,069,726	0.01%	—	796,291	—%
Municipal	—	747,058	—%	—	724,862	—%
Owner-Occupied Commercial Real Estate	118	5,501,020	—%	351	5,518,458	0.01%
Non-Owner-Occupied Commercial Real Estate	(148)	7,895,020	—%	389	7,497,055	0.01%
Commercial and Industrial	(3,286)	4,967,451	(0.13)%	(2,297)	4,729,321	(0.10)%
Total	$(6,904)	$32,734,870	(0.04)%	$(4,348)	$30,774,218	(0.03)%

The following tables present summary of ACL for the three and six months ended June 30, 2024, and 2023:

	Three Months Ended June 30,
	2024			2023
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$439,188	$30,466	$469,654	$327,915	$42,730	$370,645
Loans charged-off	(6,332)	(2,258)	(8,590)	(7,516)	(62)	(7,578)
Recoveries of loans previously charged off	3,411	954	4,365	2,850	1,418	4,268
Net (charge-offs) recoveries	(2,921)	(1,304)	(4,225)	(4,666)	1,356	(3,310)
Provision (recovery) for credit losses	11,361	(4,492)	6,869	61,047	(990)	60,057
Balance at end of period	$447,628	$24,670	$472,298	$384,296	$43,096	$427,392

Total loans, net of unearned income:
At period end	$33,234,564			$31,536,785
Average	32,989,521			31,149,866
Net charge-offs as a percentage of average loans (annualized)	0.05%			0.04%
Allowance for credit losses as a percentage of period end loans	1.42%			1.36%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	241.19%			251.86%

	Six Months Ended June 30,
	2024			2023
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444
Loans charged-off	(14,050)	(2,480)	(16,530)	(12,032)	(173)	(12,205)
Recoveries of loans previously charged off	6,386	3,240	9,626	5,177	2,680	7,857
Net (charge-offs) recoveries	(7,664)	760	(6,904)	(6,855)	2,507	(4,348)
(Recovery) provision for credit losses	31,416	(8,787)	22,629	81,545	(6,249)	75,296
Balance at end of period	$447,628	$24,670	$472,298	$384,296	$43,096	$427,392

Total loans, net of unearned income:
At period end	$33,234,564			$31,536,785
Average	32,734,870			30,774,218
Net charge-offs as a percentage of average loans (annualized)	0.04%			0.03%
Allowance for credit losses as a percentage of period end loans	1.42%			1.36%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	241.19%			251.86%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2023	2023
Non-acquired:
Nonaccrual loans	$102,295	$106,189	$110,467	$105,579	$104,491
Accruing loans past due 90 days or more	5,843	2,497	11,305	783	3,620
Restructured loans - nonaccrual	8,479	—	—	277	281
Total non-acquired nonperforming loans	116,617	108,686	121,772	106,639	108,392
Other real estate owned (“OREO”) (1) (6)	2,555	1,035	228	118	118
Other nonperforming assets (2)	321	554	483	331	109
Total non-acquired nonperforming assets	119,493	110,275	122,483	107,088	108,619
Acquired:
Nonaccrual loans (3)	71,549	62,612	58,916	57,464	59,821
Accruing loans past due 90 days or more	916	135	1,174	1,821	571
Restructured loans - nonaccrual	6,738	839	839	—	913
Total acquired nonperforming loans	79,203	63,586	60,929	59,285	61,305
Acquired OREO (1) (7)	502	609	609	316	962
Other acquired nonperforming assets (2)	96	46	103	62	19
Total acquired nonperforming assets	79,801	64,241	61,641	59,663	62,286
Total nonperforming assets	$199,294	$174,516	$184,124	$166,751	$170,905

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.43%	0.41%	0.46%	0.42%	0.43%
Total nonperforming assets as a percentage of total assets (5)	0.26%	0.24%	0.27%	0.24%	0.24%
Nonperforming loans as a percentage of period end loans (4)	0.42%	0.40%	0.46%	0.41%	0.43%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.60%	0.53%	0.57%	0.52%	0.54%
Total nonperforming assets as a percentage of total assets (5)	0.44%	0.39%	0.41%	0.37%	0.38%
Nonperforming loans as a percentage of period end loans (4)	0.59%	0.53%	0.56%	0.52%	0.54%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $6.1 million, $9.0 million, $9.0 million, $11.8 million, and $10.0 million as of June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $0, $0, $3.4 million, $3.4 million, and $3.4 million as of June 30, 2024, March 31, 2024, December 31, 2023, September 30, 2023, and June 30, 2023, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $199.3 million, or 0.60% of total loans and repossessed assets, at June 30, 2024, an increase of $15.2 million, or 8.2%, from December 31, 2023. Total nonperforming loans were $195.8 million, or 0.59%, of total loans, at June 30, 2024, an increase of $13.1 million, or 7.2%, from December 31, 2023. Non-acquired nonperforming loans decreased by $5.2 million from December 31, 2023. The decrease in non-acquired nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $16.1 million, a decrease in accruing loans past due 90 days or more of $5.5 million, offset by an increase in consumer nonaccrual loans of $7.9 million and restructured nonaccrual loans of $8.5 million. The accruing loans past due 90 days or more decreased by $5.5 million at June 30, 2024, compared to December 31, 2023, due primarily to a decrease in accruing loans past due 90 days or more of factored receivables, which are trade credits rather than promissory notes loans that are deemed to be low risk. The increase in restructured nonaccrual loans of $8.5 million was due to one commercial loan that was modified under a term extension agreement. Acquired nonperforming loans increased $18.3 million from December 31, 2023. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $13.9 million, an increase in restructured nonaccrual loans of $5.9 million, offset by a decrease in consumer nonaccrual loans of $1.3 million and a decline in accruing loans past due 90 days or more of $300,000. The increase in commercial nonaccrual loans of $13.9 million was primarily due to one commercial non-owner-occupied real estate loan for $12.5 million.

As discussed previously under the “Loans” section in this MD&A, commercial non-owner-occupied loans represented the largest category of the loan portfolio as of June 30, 2024. We continued to experience solid and stable asset quality for these loans as of June 30, 2024 as approximately 0.2% of the total commercial non-owner-occupied loans were on non-accrual. In addition, approximately 5.4% and 2.0% of the total commercial non-owner-occupied loans were classified as substandard and still accruing, and special mention, respectively. Majority of these classified assets are mainly related to debt service coverage policy violations as interest rates have risen. However, most of these loans are still performing, are strongly collateralized and have strong borrowers supporting the loans. For additional information on the Company’s monitoring process for classified loans and a description of the general characteristics of the risk grades, refer to Note 6 — Loans in this Quarterly Report on Form 10-Q.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $324.3 million, or 2.5% annualized, to $26.7 billion at June 30, 2024, from $26.4 billion at December 31, 2023. This increase mainly driven by growth in money market accounts of $583.7 million, including $189.7 million in reciprocal insured money market deposits and in time deposits of $329.1 million. This increase was partially offset by declines in interest-bearing checking accounts of $431.4 million and savings deposits of $157.1 million. Customers continue to move funds from lower yielding deposit products seeking higher yields in money market accounts and time deposits. Federal funds purchased related to the Correspondent Banking Division and securities sold under agreements to repurchase were $542.4 million at June 30, 2024, a $53.2 million increase from December 31, 2023. Other borrowings, consisting of FHLB borrowings, increased to $300.0 million at June 30, 2024 from $100.0 million at December 31, 2023. Corporate and subordinated debentures declined by $185,000 to $391.7 million. Some key highlights are outlined below:

●	As noted above, the Company’s higher yielding money market accounts and time deposits increased during the first half of 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits. Average interest-bearing deposits increased by $1.9 billion to $26.4 billion for the quarter ended June 30, 2024, compared to the same period in 2023. For more information on the composition of our total deposits, see Note 9 – Deposits.
●	Other borrowings, consisting of FHLB borrowings, increased $200.0 million to $300.0 million at June 30, 2024, from $100.0 million at December 31, 2023. The Company borrowed additional FHLB borrowings in the first half of 2024 to provide additional liquidity.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2024, the period end balance of noninterest-bearing deposits of $10.4 billion declined slightly compared to the balance at December 31, 2023, of $10.6 billion. Average noninterest-bearing deposits were $10.6 billion for the second quarter of 2024 compared to $11.9 billion for the second quarter of 2023. This decrease in the average noninterest bearing deposits from the quarter ended June 30, 2023, was mainly due to customers seeking higher yields in the rising rate environment. Also, customers have less excess cash as funds from government support programs related to the COVID-19 pandemic began to decline, as well as the resulting effects of higher costs related to inflation.

Uninsured Deposits

At June 30, 2024, and December 31, 2023, the Company had approximately $13.2 billion and $14.2 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2024, shareholders’ equity was $5.7 billion, an increase of $117.3 million, or 2.1%, from December 31, 2023.

The following table shows the changes in shareholders’ equity during 2024:

(Dollars in thousands)
Total shareholders' equity at December 31, 2023	$5,533,098
Net income	247,426
Cumulative adjustment pursuant to adoption of ASU 2023-02	(10,246)
Dividends paid on common shares ($1.04 per share)	(79,217)
Dividends paid on restricted stock units	(1,196)
Net increase in market value of securities available for sale, net of deferred taxes	(37,675)
Stock options exercised	441
Employee stock purchases	730
Equity based compensation	13,027
Common stock repurchased pursuant to stock repurchase plan	(7,985)
Common stock repurchased - equity plans	(8,093)
Stock issued in lieu of cash - directors fees	93
Total shareholders' equity at June 30, 2024	$5,650,403

The Company did not repurchase any shares under the 2022 Stock Repurchase Plan in the second quarter of 2024. The Company repurchased 100,000 shares, at an average price of $79.85 per share for a total of $8.0 million under the 2022 Stock Repurchase Plan during the first quarter of 2024. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of June 30, 2024, a total of 3,920,021 authorized shares remains available for repurchase.

Under current regulations, the Company and the Bank are subject to a minimum ratio of common equity Tier 1 capital (“CET1”) to risk-weighted assets of 4.5% and a minimum required ratio of Tier 1 capital to risk-weighted assets of 6%. The minimum required leverage ratio is 4%. The minimum required total capital to risk-weighted assets ratio is 8%. Refer to Note 17 — Capital Ratios for more information regarding Company and Bank’s regulatory capital compliance requirements.

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% phased out in 2024. At June 30, 2024, approximately $15.3 million was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of June 30, 2024.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2024	2023
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	12.08%	11.75%
Tier 1 risk-based capital	6.00%	12.08%	11.75%
Total risk-based capital	10.00%	14.43%	14.08%
Tier 1 leverage	N/A	9.72%	9.42%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.89%	12.52%
Tier 1 risk-based capital	8.00%	12.89%	12.52%
Total risk-based capital	10.00%	14.15%	13.75%
Tier 1 leverage	5.00%	10.36%	10.03%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all improved compared to December 31, 2023. All of these ratios mainly improved due to net income recognized during the first half of 2024 of $247.4 million. Tier 1 capital increased by 3.6% and 3.9% at both the Company and Bank, respectively, with the increase in equity from the net income recognized. Total risk-based capital increased by 3.4% and 3.8% at both the Company and Bank, respectively, with the increase in equity resulting from net income along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter with average assets for both the Company and Bank increasing by 0.5% and risk-based assets increasing by 0.9%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio, net noncore funding dependence ratio, On-hand liquidity to total liabilities ratio, the percentage of securities pledged to total securities, and the ratio of brokered deposits to total deposits. As of June 30, 2024, the Company was operating within its liquidity policy limits.

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

Overall, total loans increased $846.1 million, or 5.3% annualized in first six months of 2024. Our non-acquired loan portfolio increased by approximately $1.5 billion, or approximately 11.7% annualized, compared to the balance at December 31, 2023. The increase from December 31, 2023 was mainly related to organic growth and renewals on acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $695.1 million from the balance on December 31, 2023, through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased by approximately $415.6 million compared to the balance at December 31, 2023. The decrease in investment securities from December 31, 2023, was a result of maturities, calls, sales and paydowns of investment securities totaling $464.1 million, a reduction from the net amortization of premiums of $9.7 million, and a decrease in the market value of the available for sale investment securities portfolio of $49.7 million. This decrease was partially offset by purchases of available for sale investment securities totaling $13.0 million and other investment securities of $95.0 million. There were no purchases of held to maturity securities during 2024. The purchases of other investment securities were related to capital stock with the Federal Home Loan Bank of which we sold back $85.5 million during 2024. The activity in the purchases and sales of the Federal Home Loan Bank Capital Stock was due to activity with FHLB borrowings during the year. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of June 30, 2024, the bank pledged 41.2% of the market value of its available-for-sale and held-to-maturity investment portfolios. As of June 30, 2024, the Bank had unpledged securities with a market value of $3.8 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $1.1 billion at June 30, 2024, as compared to $1.0 billion at December 31, 2023. Liquidity has tightened starting in 2023 with the rising rate environment and turmoil in the financial markets occurring in early 2023. Competition for in-market deposits has increased throughout 2023 and 2024 resulting in increases in deposit rates to retain local deposits. The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At June 30, 2024, the percentage of brokered time deposits to total deposits was 2.7% compared to 1.9% at December 31, 2023. During the second quarter of 2024, the Company also borrowed funds from the FHLB on a short-term basis of $300.0 million. The outstanding borrowings from the FHLB were $100.0 million at December 31, 2023. See below for further discussion around brokered deposits and FHLB borrowings.

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

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $37.1 billion in total deposits at June 30, 2024, approximately 70% were insured or collateralized. The Bank has a granular deposit base comprised of over approximately 1.4 million accounts, with an average deposit size of $27,000. The top ten and twenty deposit relationships comprise approximately 3% and 4% of total deposits, respectively, and approximately 28% of total deposits are non-interest bearing. The Bank’s deposit beta, which represents the change in the Bank’s cost of deposits over the change in the federal funds target rate, during this cycle (from March 2022 through June 2024) is approximately 34%.

At June 30, 2024, and December 31, 2023, we had $991.4 million and $719.7 million of traditional, out–of–market brokered time deposits, respectively.  At June 30, 2024, and December 31, 2023, we had $2.3 billion and $2.2 billion, respectively, of reciprocal deposits. Total deposits were $37.1 billion at June 30, 2024, an increase of $49.5 million from $37.0 billion at December 31, 2023. This change in deposits from December 31, 2023, was driven by an increase in money market accounts of $583.7 million, including $189.7 million in reciprocal insured money market deposits and in time deposits of $329.1 million. This increase was partially offset by declines in interest-bearing checking accounts of $431.4 million and savings deposits of $157.1 million. As customers moved funds from noninterest-bearing deposits, interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment, the Company has seen an increase in its balance of higher yielding money market accounts and time deposits during the first quarter of 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits.

Total short-term borrowings at June 30, 2024, were $542.4 million, consisting of $288.0 million in federal funds purchased and $254.4 million in securities sold under agreements to repurchase. The Company also held $300.0 million is short term daily rate FHLB advances at June 30, 2024. Total long-term borrowing at June 30, 2024, were $391.7 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

In addition to deposits, we have other primary contingency funding sources available to the Bank. At June 30, 2024, our Bank had a total FHLB credit facility of $6.6 billion, with $300.0 million in FHLB advance outstanding and $2.9 million in FHLB letters of credit outstanding at quarter-end, leaving $6.3 billion in availability on the FHLB credit facility. In addition, our Bank had $1.8 billion of credit available at the Federal Reserve Bank’s discount window and had $2.9 billion in market value of unpledged securities at June 30, 2024, that can be pledged to obtain additional funds, if necessary. All of these resources provide $12.0 billion of additional funding for the Bank.

As discussed previously and presented below, the table below compares Primary Funding Sources to uninsured deposits as of June 30, 2024.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$6,255
Federal Reserve Bank of Atlanta Discount Window	1,783
Cash and cash equivalents	1,117
Fair value of securities that can be pledged	2,865
Total primary sources	$12,020
Uninsured deposits, excluding collateralized deposits	$11,068
Uninsured and collateralized deposits	$13,224
Coverage ratio, uninsured deposits	108.6%
Coverage ratio, uninsured and collateralized deposits	90.9%
Ratio of uninsured and collateralized deposits to total deposits	35.6%

The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.5 billion as of June 30, 2024. The Bank had $991.4 million of outstanding brokered deposits at the end of the quarter leaving $4.6 billion in available capacity. The Bank has federal funds credit lines of $300.0 million with no balances outstanding at quarter-end and the holding company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2024. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of June 30, 2024. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.72%, 12.08% and 14.43%, respectively, at June 30, 2024. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.36%, 12.89% and 14.15%, respectively, at June 30, 2024. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of June 30, 2024 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Derivatives are also used to hedge mortgage servicing rights. For additional information see Note 16 — Derivative Financial Instruments in the consolidated financial statements.

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of June 30, 2024, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 16 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of June 30, 2024, the Company was operating within its interest rate key risk indicator policy limits.

During 2023 and the first half of 2024, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred and seventy-four basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 34%. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of June 30, 2024, the total deposit beta assumption was 34.5%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in July 2024 as the Base Case Scenario. As of June 30, 2024, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 0.9% increase (up 100) and 1.6% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At June 30, 2024, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.5% decrease and 0.9% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 6.1% decrease and 0.2% decrease, respectively. The interest rate shock analysis results for EVE sensitivities are unusual as the benefits of repricing assets are mitigated by increasing deposit costs, and downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of June 30, 2024.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	0.9%
Up 200 basis points	1.5%
Up 300 basis points	1.7%
Up 400 basis points	1.7%
Down 100 basis points	(1.6)%
Down 200 basis points	(4.3)%
Down 300 basis points	(8.3)%
Down 400 basis points	(12.5)%

Deposit Concentrations

As of June 30, 2024, and December 31, 2023, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top ten and 20 deposit holders were below 5% of the Company’s average total deposit balances at June 30, 2024. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at June 30, 2024. Based on this criteria, we had seven such credit concentrations at June 30, 2024, including loans to lessors of nonresidential buildings (except mini-warehouses) of $6.1 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.7 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $9.4 billion, loans secured by jumbo (original loans greater than $548,250) of $2.6 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $2.4 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2024, and December 31, 2023, the Bank’s CDL concentration ratio was 50.6% and 59.7%, respectively, and its CRE concentration ratio was 231.0% and 236.5%, respectively. As of June 30, 2024, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average equity (GAAP)	9.58%	9.34%	8.97%	10.14%
Effect to adjust for intangible assets	5.91%	6.47%	5.60%	7.13%
Return on average tangible equity (non-GAAP)	15.49%	15.81%	14.57%	17.27%

Average shareholders’ equity (GAAP)	$5,554,470	$5,301,697	$5,545,511	$5,239,717
Average intangible assets	(2,003,930)	(2,029,747)	(2,006,789)	(2,033,185)
Adjusted average shareholders’ equity (non-GAAP)	$3,550,540	$3,271,950	$3,538,722	$3,206,532

Net income (GAAP)	$132,370	$123,447	$247,426	$263,373
Amortization of intangibles	5,744	7,028	11,742	14,327
Tax effect	(1,345)	(1,535)	(2,840)	(3,129)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$136,769	$128,940	$256,328	$274,571

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the proposed acquisition of Independent. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

Risks relating to our Business and Business Strategy

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, inflation, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business;
●	Risks relating to the ability to retain our culture and attract and retain qualified people, which could be exacerbated by the continuing work from remote environment;
●	Risks related to the proposed acquisition of Independent, including:
o	the possibility that the merger does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions are not received or satisfied on a timely basis;
o	the occurrence of any event, charge or other circumstances which could give rise to the termination of the merger agreement;
o	potential difficulty in maintaining relationships with clients, employees, or business partners as a result of the proposed acquisition of Independent;
o	the amount of the costs, fees, expenses, and charges related to the merger; and
o	problems arising from the integration of the two companies, including the risk that integration will be materially delayed or will be more costly or difficult than expected; and
o	the failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, the merger during the expected time game;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest rate risk primarily resulting from our inability to effectively manage the risk, and their impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	A decrease in our net interest income due to the interest rate environment;
●	Liquidity risk affecting the Bank’s ability to meet its obligations when they come due;
●	Unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	Potential deterioration in real estate values;
●	The loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;

●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Reputational and operational risks associated with environment, social and governance (ESG) matters, including the impact of recently passed state legislation and proposed federal and state regulatory guidance and regulation relating to climate change;
●	Excessive loan losses;
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration; and
●	Geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence.

Risks relating to the Regulatory Environment

●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and including the impact of special FDIC assessments, the Consumer Financial Protection Bureau regulations or other guidance, and the possibility of changes in accounting standards, policies, principles and practices.

Risks relating to our Common Stock

●	The risks of fluctuations in market prices for SouthState common stock that may or may not reflect economic condition or performance of SouthState;
●	The payment of dividends on SouthState common stock, which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; and
●	Ownership dilution risk associated with potential acquisitions in which SouthState’s stock may be issued as consideration for an acquired company.

Risks relating to Economic Conditions and Other Outside Forces

●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin; and
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2024, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2023.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of June 30, 2024, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of June 30, 2024, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of June 30, 2024, the Company has not incurred material litigation costs as a result of the Cyber Incident.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident. While the Original Suit was voluntarily dismissed, as of the date of this Quarterly Report on Form 10-Q, three putative class action lawsuits are pending. For more information about the Original Suit and other litigations filed in connection with the Cyber Incident, please refer to Note 13 — Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other than the Cyber Incident Suits (as defined in Note 13 — Commitments and Contingent Liabilities), as of June 30, 2024, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

We may face risks with respect to future expansion, including our proposed acquisition of Independent.

Our business growth, profitability and market share have been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. We have entered into a Merger Agreement with Independent, and we may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale. We also may receive future inquiries and have discussions with potential acquirers of us or potential companies in which we may engage in a so-called “merger of equals.” Acquisitions and mergers, including our proposed acquisition of Independent, involve a number of risks, including:

●	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
●	inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution;
●	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	our ability to receive regulatory approvals on the timeline and terms that are acceptable to us;
●	the adverse consequences (including applicable termination fees and negative reactions from the financial markets and our customers and employees) we may experience if a merger is terminated under certain circumstances;
●	the business uncertainties and contractual restrictions while a merger is pending;
●	the limitation on our ability to pursue alternative acquisitions and mergers and the hinderance of other companies’ interest in trying to acquire us;
●	our potential inability to satisfy certain conditions to the merger, including approval by our shareholders;
●	our ability to finance an acquisition and possible dilution to our existing shareholders;
●	our ability to manage the expanded business and operations post-merger;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	entry into new markets where we lack experience;
●	the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;

●	exposure to potential asset quality issues with acquired institutions;
●	the introduction of new products and services into our business;
●	the possibility of unknown or contingent liabilities;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
●	the risk of loss of key employees and customers; and
●	fluctuations in the market price of SouthState common stock pre- and post-merger.

We also face litigation risks with respect to potential mergers and acquisitions, and such litigation is common.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions. If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions. As a result, holders of our common stock may have a reduced ownership and voting interest in the Company after a transaction and may exercise less influence over management.

We also may issue debt to finance one or more transactions, including subordinated debt issuances. Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There is no assurance that, following any future mergers or acquisitions, including our proposed acquisition of Independent, that our integration efforts will be successful or our Company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

We may not be able to successfully integrate Independent or to realize the anticipated benefits of the merger with Independent.

We entered into a Merger Agreement with Independent on May 17, 2024. If the proposed acquisition of Independent is completed, we will also integrate the systems and operations of Independent.

A successful integration of Independent’s operations with our operations so that the Company operates as one entity depends substantially on our ability to successfully consolidate operations, management teams, corporate cultures, systems and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

●	the loss of key employees and customers;
●	the disruption of operations and businesses;
●	inability to maintain and increase competitive presence;
●	loan, deposit, and revenue attrition;
●	inconsistencies in standards, control procedures and policies;
●	unexpected issues with costs, operations, personnel, and technology; and
●	problems with the assimilation of new operations, sites or personnel.

Integration activities could divert resources from regular operations. In addition, general market and economic conditions, governmental actions, natural and human disasters or other international or domestic calamities affecting the financial industry generally may inhibit the Company’s successful integration of these Independent. In connection with the proposed acquisition of Independent, we will assume Independent’s outstanding debt obligations, and the surviving corporation’s level of indebtedness following the completion of the merger could adversely affect the Company’s ability to raise additional capital and to meet its obligations under existing indebtedness.

In addition, we have proposed to acquire Independent with the expectation that this merger will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined company, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate the institution in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share shares through the 2022 Stock Repurchase Program during the first half of 2024. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of June 30, 2024, there is a total of 3,920,021 shares authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the second quarter of 2024:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
April 1 ‑ April 30	395	*	$79.73	—	3,920,021
May 1 - May 31	168	*	80.85	—	3,920,021
June 1 - June 30	1,263	*	74.75	—	3,920,021
Total	1,826			—	3,920,021
*

For the months ended April 30, 2024, May 31, 2024 and June 30, 2024, totals include 395, 168, and 1,263 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2022 Stock Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

Incorporated by Reference
Exhibit No.	Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of May 17, 2024, by and between SouthState and IBTX (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K, filed on May 20, 2024).†	8-K	001-12669	2.1	5/20/2024

3.1	Amended and Restated Bylaws of SouthState Corporation dated April 26, 2023	10-Q	001-12669	3.1	8/4/2023

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

X

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

†   Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

* Denotes a management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: August 2, 2024	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2024	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2024	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer