Form 10-Q
period 2024-09-30
SouthState Corp
filed 2024-11-01
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2024
Common Stock, $2.50 par value	76,292,522

SouthState Corporation and Subsidiaries

September 30, 2024 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except par value)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$563,887	$510,922
Federal funds sold and interest-earning deposits with banks	384,853	236,435
Deposits in other financial institutions (restricted cash)	263,939	251,520
Total cash and cash equivalents	1,212,679	998,877
Trading securities, at fair value	87,103	31,321
Investment securities:
Securities held to maturity (fair value of $1,963,746 and $2,084,736)	2,301,307	2,487,440
Securities available for sale, at fair value	4,564,363	4,784,388
Other investments	211,458	192,043
Total investment securities	7,077,128	7,463,871
Loans held for sale	287,043	50,888
Loans:
Acquired - non-purchased credit deteriorated loans	3,959,028	4,796,913
Acquired - purchased credit deteriorated loans	913,342	1,108,813
Non-acquired loans	28,675,822	26,482,763
Less allowance for credit losses	(467,981)	(456,573)
Loans, net	33,080,211	31,931,916
Premises and equipment, net	507,452	519,197
Bank owned life insurance (“BOLI”)	1,007,275	991,454
Deferred tax assets	122,384	164,354
Derivatives assets	195,722	172,939
Mortgage servicing rights	83,512	85,164
Core deposit and other intangibles	71,835	88,776
Goodwill	1,923,106	1,923,106
Other assets	427,197	480,161
Total assets	$46,082,647	$44,902,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,376,531	$10,649,274
Interest-bearing	27,261,664	26,399,635
Total deposits	37,638,195	37,048,909
Federal funds purchased	290,429	248,162
Securities sold under agreements to repurchase	247,893	241,023
Corporate and subordinated debentures	391,626	391,904
Other borrowings	300,000	100,000
Reserve for unfunded commitments	41,515	56,303
Derivative liabilities	606,194	804,486
Other liabilities	662,215	478,139
Total liabilities	40,178,067	39,368,926
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,269,577 and 76,022,039 shares issued and outstanding, respectively	190,674	190,055
Surplus	4,249,672	4,240,413
Retained earnings	1,943,874	1,685,166
Accumulated other comprehensive loss	(479,640)	(582,536)
Total shareholders’ equity	5,904,580	5,533,098
Total liabilities and shareholders’ equity	$46,082,647	$44,902,024

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans, including fees	$494,082	$443,805	$1,436,130	$1,256,525
Investment securities:
Taxable	37,900	40,330	116,391	123,149
Tax-exempt	5,734	5,543	17,072	17,687
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	6,462	10,831	22,964	31,610
Total interest income	544,178	500,509	1,592,557	1,428,971
Interest expense:
Deposits	177,919	133,944	503,562	290,673
Federal funds purchased and securities sold under agreements to repurchase	5,697	4,291	15,407	10,679
Corporate and subordinated debentures	6,007	6,014	18,014	17,572
Other borrowings	3,075	889	9,899	11,670
Total interest expense	192,698	145,138	546,882	330,594
Net interest income	351,480	355,371	1,045,675	1,098,377
(Recovery) provision for credit losses	(6,971)	32,709	9,604	104,189
Net interest income after (recovery) provision for credit losses	358,451	322,662	1,036,071	994,188
Noninterest income:
Fees on deposit accounts	33,986	32,830	100,973	95,790
Mortgage banking income	3,189	2,478	15,270	11,164
Trust and investment services income	11,578	9,556	33,060	29,316
Correspondent banking and capital markets income	9,893	12,916	19,064	45,697
SBA income	3,875	3,033	12,193	9,640
Securities gains, net	—	—	—	45
Other income	12,413	12,035	41,157	29,765
Total noninterest income	74,934	72,848	221,717	221,417
Noninterest expense:
Salaries and employee benefits	150,865	146,146	452,753	437,548
Occupancy expense	22,242	22,251	67,272	65,980
Information services expense	23,280	21,428	68,777	62,472
OREO and loan related expense	1,358	613	3,271	768
Amortization of intangibles	5,327	6,616	17,069	20,943
Supplies, printing and postage expense	2,762	2,623	7,828	7,817
Professional fees	4,017	3,456	11,038	11,522
FDIC assessment and other regulatory charges	7,482	8,632	23,787	24,745
FDIC special assessment	—	—	4,473	—
Advertising and marketing	2,296	3,009	6,874	6,648
Merger, branch consolidation, severance related and other expense	3,303	164	13,602	11,384
Other expense	23,915	23,268	68,140	71,510
Total noninterest expense	246,847	238,206	744,884	721,337
Earnings:
Income before provision for income taxes	186,538	157,304	512,904	494,268
Provision for income taxes	43,359	33,160	122,299	106,751
Net income	$143,179	$124,144	$390,605	$387,517
Earnings per common share:
Basic	$1.88	$1.63	$5.12	$5.10
Diluted	$1.86	$1.62	$5.09	$5.07
Weighted average common shares outstanding:
Basic	76,299	76,139	76,284	76,034
Diluted	76,805	76,571	76,691	76,446

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$143,179	$124,144	$390,605	$387,517
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	186,520	(204,409)	136,782	(196,289)
Tax effect	(45,949)	50,918	(33,886)	57,521
Reclassification adjustment for gains included in net income	—	—	—	(45)
Tax effect	—	—	—	12
Net of tax amount	140,571	(153,491)	102,896	(138,801)
Other comprehensive income (loss), net of tax	140,571	(153,491)	102,896	(138,801)
Comprehensive income (loss)	$283,750	$(29,347)	$493,501	$248,716

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, June 30, 2023	75,995,979	$189,990	$4,228,910	$1,533,508	$(662,398)	$5,290,010
Comprehensive loss:
Net income	—	—	—	124,144	—	124,144
Other comprehensive loss, net of tax effects	—	—	—	—	(153,491)	(153,491)
Total comprehensive loss						(29,347)
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,526)	—	(39,526)
Cash dividend equivalents paid on restricted stock units	—	—	—	(46)	—	(46)
Employee stock purchases	11,341	28	681	—	—	709
Stock options exercised	3,640	9	210	—	—	219
Restricted stock awards (forfeits)	(206)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	11,709	30	(30)	—	—	—
Common stock repurchased	(5,097)	(13)	(374)	—	—	(387)
Share-based compensation expense	—	—	9,355	—	—	9,355
Balance, September 30, 2023	76,017,366	$190,043	$4,238,753	$1,618,080	$(815,889)	$5,230,987

Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403
Comprehensive loss:
Net income	—	—	—	143,179	—	143,179
Other comprehensive loss, net of tax effects	—	—	—	—	140,571	140,571
Total comprehensive income						283,750
Cash dividends declared on common stock at $0.54 per share	—	—	—	(41,174)	—	(41,174)
Cash dividend equivalents paid on restricted stock units	—	—	—	(64)	—	(64)
Employee stock purchases	10,392	26	728	—	—	754
Stock options exercised	42,707	107	3,445	—	—	3,552
Stock issued pursuant to restricted stock units	26,476	66	(66)	—	—	—
Stock issued in lieu of cash - directors fees	1,063	3	90	—	—	93
Common stock repurchased	(6,784)	(17)	(588)	—	—	(605)
Share-based compensation expense	—	—	7,871	—	—	7,871
Balance, September 30, 2024	76,269,577	$190,674	$4,249,672	$1,943,874	$(479,640)	$5,904,580

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine months ended September 30, 2024 and 2023

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	387,517	—	387,517
Other comprehensive loss, net of tax effects	—	—	—	—	(138,801)	(138,801)
Total comprehensive income						248,716
Cash dividends declared on common stock at $1.52 per share	—	—	—	(115,400)	—	(115,400)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,079)	—	(1,079)
Employee stock purchases	20,903	52	1,304	—	—	1,356
Stock options exercised	27,156	68	1,324	—	—	1,392
Restricted stock awards (forfeits)	(2,559)	(7)	7	—	—	—
Stock issued pursuant to restricted stock units	370,493	927	(927)	—	—	—
Common stock repurchased	(103,190)	(258)	(7,151)	—	—	(7,409)
Share-based compensation expense	—	—	28,484	—	—	28,484
Balance, September 30, 2023	76,017,366	$190,043	$4,238,753	$1,618,080	$(815,889)	$5,230,987
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	390,605	—	390,605
Other comprehensive income, net of tax effects	—	—	—	—	102,896	102,896
Total comprehensive income						493,501
Cash dividends declared on common stock at $1.58 per share	—	—	—	(120,391)	—	(120,391)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,260)	—	(1,260)
Employee stock purchases	19,484	49	1,435	—	—	1,484
Stock options exercised	50,155	126	3,867	—	—	3,993
Restricted stock awards (forfeits)	(316)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	380,151	950	(950)	—	—	—
Stock issued in lieu of cash - directors fees	2,211	6	180	—	—	186
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased	(104,147)	(260)	(8,438)	—	—	(8,698)
Share-based compensation expense	—	—	20,898	—	—	20,898
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, September 30, 2024	76,269,577	$190,674	$4,249,672	$1,943,874	$(479,640)	$5,904,580

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$390,605	$387,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,547	44,365
Provision for credit losses	9,604	104,189
Deferred income taxes	17,335	72,680
Gains on sale of securities, net	—	(45)
Share-based compensation expense	20,898	28,484
Accretion of discount related to acquired loans	(11,531)	(16,931)
(Gains) losses on disposal of premises and equipment	(19)	27
Gains on sale of bank properties held for sale and repossessed real estate	(938)	(1,454)
Net amortization of premiums and discounts on investment securities	14,559	15,181
Bank properties held for sale and repossessed real estate write downs	246	1,525
Fair value adjustment for loans held for sale	(232)	508
Originations and purchases of mortgage loans held for sale	(848,574)	(666,880)
Proceeds from sales of mortgage loans held for sale	846,859	670,223
Gains on sales of mortgage loans held for sale	(12,030)	(2,327)
Originations and purchases of SBA loans held for sale	(420,403)	(73,512)
Proceeds from sales of SBA loans held for sale	106,222	80,104
Gains on sales of SBA loans held for sale	(8,781)	(6,592)
Increase in cash surrender value of BOLI	(20,572)	(18,573)
Net change in:
Accrued interest receivable	(11,133)	(16,665)
Prepaid assets	(1,473)	(4,178)
Operating leases	144	231
Bank owned life insurance	(1,989)	(1,589)
Trading securities	35,111	(82,891)
Derivative assets	(22,783)	(1,329)
Miscellaneous other assets	16,409	(41,921)
Accrued interest payable	(4,183)	38,945
Accrued income taxes	32,916	(31,740)
Derivative liabilities	(198,292)	217,735
Miscellaneous other liabilities	188,146	125,989
Net cash provided by operating activities	157,668	821,076
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	125,298
Proceeds from maturities and calls of investment securities held to maturity	182,902	145,751
Proceeds from maturities and calls of investment securities available for sale	406,148	404,718
Proceeds from sales and redemptions of other investment securities	130,642	185,875
Purchases of investment securities available for sale	(60,668)	(34,505)
Purchases of other investment securities	(140,168)	(193,310)
Net increase in loans	(1,177,079)	(1,855,352)
Recoveries of loans previously charged off	12,149	12,630
Purchase of bank owned life insurance	—	(5,966)
Purchases of premises and equipment	(22,391)	(26,372)
Proceeds from redemption and payout of bank owned life insurance policies	6,739	5,956
Proceeds from sale of bank properties held for sale and repossessed real estate	11,277	8,392
Proceeds from sale of premises and equipment	373	850
Net cash used in investing activities	(650,076)	(1,226,035)
Cash flows from financing activities:
Net increase in deposits	589,744	585,786
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings	49,137	(43,113)
Proceeds from borrowings	4,000,000	5,350,200
Repayment of borrowings	(3,800,000)	(5,350,200)
Common stock issuance	1,670	1,356
Common stock repurchases	(16,683)	(7,409)
Dividends paid	(121,651)	(116,479)
Stock options exercised	3,993	1,392
Net cash provided by financing activities	706,210	421,533
Net increase in cash and cash equivalents	213,802	16,574
Cash and cash equivalents at beginning of period	998,877	1,312,563
Cash and cash equivalents at end of period	$1,212,679	$1,329,137
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$551,066	$291,649
Income taxes	$61,511	$68,672
Recognition of operating lease assets in exchange for lease liabilities	$9,093	$701
Schedule of Noncash Investing Transactions:
Real estate acquired in full or in partial settlement of loans	$3,774	$3,298

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

We place loans on nonaccrual once reasonable doubt exists about the collectability of all principal and interest due. Generally, this occurs when principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection and excludes factored receivables. For factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 240 days past due from the invoice due date and the non-recourse receivables when they become 240 days past due from the statement due date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report for the year ended December 31, 2023. As of September 30, 2024, and December 31, 2023, the Company had $2.3 billion and $2.5 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2024, and December 31, 2023, the accrued interest receivables for all investment securities recorded in Other Assets were $24.8 million and $26.5 million, respectively.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2024, and December 31, 2023, the accrued interest receivables for loans recorded in Other Assets were $137.7 million and $127.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2024, and December 31, 2023, the liabilities recorded for expected credit losses on unfunded commitments were $41.5 million and $56.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

Note 4 — Mergers and Acquisitions

Announcement of Merger between SouthState and Independent Bank Group, Inc. (“Independent”)

On May 20, 2024, the Company and Independent, a Texas-based corporation, announced that the companies have entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Independent will merge with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Independent’s wholly owned banking subsidiary, Independent Bank, will merge with and into the Company’s wholly owned banking subsidiary, SouthState Bank, National Association, which will continue as the surviving bank in the bank merger. The Merger Agreement was approved by the Boards of Directors of the Company and Independent by the unanimous vote of the directors present at the applicable meeting, and subsequently approved by the Company’s and Independent’s respective shareholders on August 14, 2024. The merger remains subject to approvals by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) and other customary closing conditions. Under the terms of the Merger Agreement, shareholders of Independent will receive 0.60 shares of the Company’s common stock for each share of Independent common stock they own. The transaction is expected to close during the first quarter of 2025. At September 30, 2024, Independent reported $18.6 billion in total assets, $14.3 billion in loans and $16.0 billion in deposits.

Note 5 — Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2024:
U.S. Government agencies	$147,271	$—	$(19,271)	$128,000
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,333,263	—	(188,925)	1,144,338
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	419,838	—	(58,371)	361,467
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	349,860	—	(61,691)	288,169
Small Business Administration loan-backed securities	51,075	—	(9,303)	41,772
	$2,301,307	$—	$(337,561)	$1,963,746
December 31, 2023:
U.S. Government agencies	$197,267	$—	$(24,607)	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	—	(227,312)	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	—	(68,139)	376,744
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	—	(71,327)	282,728
Small Business Administration loan-backed securities	53,133	—	(11,319)	41,814
	$2,487,440	$—	$(402,704)	$2,084,736

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2024:
U.S. Treasuries	$2,684	$1	$—	$2,685
U.S. Government agencies	191,177	—	(15,453)	175,724
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,702,457	491	(216,862)	1,486,086
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	574,447	49	(82,254)	492,242
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,215,415	2,545	(157,131)	1,060,829
State and municipal obligations	1,123,634	63	(134,394)	989,303
Small Business Administration loan-backed securities	363,885	57	(34,432)	329,510
Corporate securities	30,499	—	(2,515)	27,984
	$5,204,198	$3,206	$(643,041)	$4,564,363
December 31, 2023:
U.S. Treasuries	$74,720	$—	$(830)	$73,890
U.S. Government agencies	246,089	—	(21,383)	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,822,104	294	(264,092)	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	626,735	—	(99,313)	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,217,125	1,516	(194,471)	1,024,170
State and municipal obligations	1,129,750	2	(152,291)	977,461
Small Business Administration loan-backed securities	413,950	86	(42,350)	371,686
Corporate securities	30,533	—	(3,786)	26,747
	$5,561,006	$1,898	$(778,516)	$4,784,388

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2024:
Federal Home Loan Bank stock	$32,336
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	25,298
$211,458
December 31, 2023:
Federal Home Loan Bank stock	$22,836
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	15,383
$192,043

The Company’s other investment securities primarily consist of non-marketable equity securities that have no readily determinable market value. When evaluating the non-marketable equity securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2024, we determined that there was no impairment on other investment securities.

The amortized cost and fair value of debt securities at September 30, 2024, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$14,365	$14,222	$84,976	$84,297
Due after one year through five years	36,471	33,648	341,428	327,521
Due after five years through ten years	444,858	393,780	1,217,855	1,084,899
Due after ten years	1,805,613	1,522,096	3,559,939	3,067,646
	$2,301,307	$1,963,746	$5,204,198	$4,564,363

During the three and nine months ended September 30, 2024, there were no sales of securities available for sale and therefore, there were no gains or losses on sales of securities available for sale. During the three and nine months ended September 30, 2023, there were gross gains of $1.3 million and gross losses of $1.3 million, a net gain of $45,000, realized from the sale of available for sale securities.

There were no sales of held to maturity securities during the three and nine months ended September 30, 2024, or September 30, 2023.

Information pertaining to our securities with gross unrealized losses at September 30, 2024, and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$19,271	$128,000
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	188,925	1,144,338
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	58,371	361,467
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	61,691	288,169
Small Business Administration loan-backed securities	—	—	9,303	41,772
	$—	$—	$337,561	$1,963,746
Securities Available for Sale
U.S. Treasuries (1)	$—	$696	$—	$—
U.S. Government agencies	—	—	15,453	175,724
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	80	17,925	216,781	1,452,928
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	82,254	487,928
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	157,131	958,412
State and municipal obligations	1,259	17,464	133,136	960,941
Small Business Administration loan-backed securities	2	684	34,430	311,253
Corporate securities	—	—	2,515	27,984
	$1,341	$36,769	$641,700	$4,375,170
December 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,607	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	227,312	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	68,139	376,745
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	71,327	282,728
Small Business Administration loan-backed securities	—	—	11,319	41,814
	$—	$—	$402,704	$2,084,737
Securities Available for Sale
U.S. Treasuries	$—	$—	$830	$73,890
U.S. Government agencies	—	—	21,383	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122	9,358	263,970	1,539,208
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	99,313	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	7,959	194,380	955,059
State and municipal obligations	177	6,340	152,114	967,305
Small Business Administration loan-backed securities	128	42,447	42,222	304,770
Corporate securities	18	480	3,768	26,267
	$536	$66,584	$777,980	$4,618,627
(1)	The U.S. Treasury securities in a continuous unrealized losses position for less than twelve months at September 30, 2024, had a combined gross unrealized loss total of less than $1,000.

The Company’s valuation methodology for securities impairment is disclosed in Note 1—Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2023. All debt securities in an unrealized loss position as of September 30, 2024, continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. Management continues to monitor all of the securities with a high degree of scrutiny. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At September 30, 2024, investment securities with a market value of $2.3 billion and a carrying value of $2.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 20 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $2.5 billion carrying value of investment securities pledged, $2.2 billion were pledged to secure public funds deposits, $207.5 million were pledged to secure FHLB advances and $106.9 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2023, investment securities with a market value of $3.0 billion and a carrying value of $3.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $3.2 billion carrying value of investment securities pledged, $2.4 billion were pledged to secure public funds deposits, $729.4 million were pledged to secure FHLB advances and $115.0 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At September 30, 2024, and December 31, 2023, trading securities, at estimated fair value, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
U.S. Government agencies	$10,730	$1,537
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	15,969	14,461
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	24,344	—
State and municipal obligations	26,347	14,620
Small Business Administration loan-backed securities	8,552	—
Other debt securities	1,161	703
	$87,103	$31,321

Net losses on trading securities for the three and nine months ended September 30, 2024, and 2023 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net gains (losses) on sales transaction	$533	$(76)	$757	$(116)
Net mark to mark (losses) gains	(167)	176	(478)	(25)
Net gains (losses) on trading securities	$366	$100	$279	$(141)

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Loans:
Construction and land development (1)	$2,458,151	$2,923,514
Commercial non-owner-occupied	9,246,423	8,571,634
Commercial owner-occupied real estate	5,544,716	5,497,671
Consumer owner-occupied (2)	7,133,748	6,595,005
Home equity loans	1,515,966	1,398,445
Commercial and industrial	5,931,187	5,504,539
Other income producing property	610,286	656,334
Consumer	1,106,382	1,233,650
Other loans	1,333	7,697
Total loans	33,548,192	32,388,489
Less: allowance for credit losses	(467,981)	(456,573)
Loans, net	$33,080,211	$31,931,916
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied property with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2024, and December 31, 2023, to include net deferred costs of $82.5 million compared to net deferred costs of $68.0 million, respectively, and unamortized discount related to loans acquired of $39.8 million and $51.3 million, respectively. Accrued interest receivables of $137.7 million and $127.0 million, respectively, are accounted for separately and reported in other assets for the periods September 30, 2024, and December 31, 2023.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending September 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$227,952	$556,458	$1,025,504	$100,373	$9,564	$14,907	$36,231	$1,970,989
Special mention	718	1,682	15,277	22,032	—	330	—	40,039
Substandard	43	—	15,967	750	—	594	—	17,354
Doubtful	—	—	—	—	1	4	—	5
Total Construction and land development	$228,713	$558,140	$1,056,748	$123,155	$9,565	$15,835	$36,231	$2,028,387
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$74	$2,088	$—	$2,162

Commercial non-owner-occupied
Risk rating:
Pass	$511,466	$813,994	$2,712,005	$1,887,883	$597,254	$1,889,760	$103,873	$8,516,235
Special mention	5,766	33,631	61,647	109,730	10,297	19,029	246	240,346
Substandard	35,806	43,447	143,405	62,116	81,990	123,077	—	489,841
Doubtful	—	—	—	1	—	—	—	1
Total Commercial non-owner-occupied	$553,038	$891,072	$2,917,057	$2,059,730	$689,541	$2,031,866	$104,119	$9,246,423
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$176	$—	$100	$—	$276

Commercial Owner-Occupied
Risk rating:
Pass	$429,050	$567,678	$1,013,018	$1,026,303	$589,745	$1,530,647	$72,070	$5,228,511
Special mention	3,130	13,786	43,742	6,626	1,256	25,061	5,197	98,798
Substandard	13,629	35,521	41,973	34,345	22,313	59,966	9,649	217,396
Doubtful	4	3	—	—	—	4	—	11
Total commercial owner-occupied	$445,813	$616,988	$1,098,733	$1,067,274	$613,314	$1,615,678	$86,916	$5,544,716
Commercial owner-occupied
Current-period gross charge-offs	$—	$298	$—	$91	$227	$335	$—	$951

Commercial and industrial
Risk rating:
Pass	$1,522,569	$731,427	$951,522	$537,749	$312,513	$460,084	$1,147,720	$5,663,584
Special mention	2,199	2,517	7,273	1,588	775	2,961	20,400	37,713
Substandard	20,449	38,816	34,519	25,580	2,582	18,968	88,864	229,778
Doubtful	4	13	28	60	1	1	5	112
Total commercial and industrial	$1,545,221	$772,773	$993,342	$564,977	$315,871	$482,014	$1,256,989	$5,931,187
Commercial and industrial
Current-period gross charge-offs	$1,528	$2,169	$4,337	$612	$95	$3,588	$1,510	$13,839

Other income producing property
Risk rating:
Pass	$44,109	$54,815	$116,411	$84,664	$46,716	$106,813	$31,394	$484,922
Special mention	460	820	121	569	901	2,119	1,093	6,083
Substandard	959	718	2,934	2,262	328	6,466	1,444	15,111
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$45,528	$56,353	$119,466	$87,495	$47,945	$115,398	$33,931	$506,116
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$3,120	$18,036	$6,430	$3,735	$622	$640	$29,523	$62,106
Special mention	20	226	56	—	14	37	489	842
Substandard	921	307	—	—	4	207	817	2,256
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$4,061	$18,569	$6,486	$3,735	$640	$885	$30,829	$65,205
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$1,333	$—	$—	$—	$—	$—	$—	$1,333
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$1,333	$—	$—	$—	$—	$—	$—	$1,333
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$2,739,599	$2,742,408	$5,824,890	$3,640,707	$1,556,414	$4,002,851	$1,420,811	$21,927,680
Special mention	12,293	52,662	128,116	140,545	13,243	49,537	27,425	423,821
Substandard	71,807	118,809	238,798	125,053	107,217	209,278	100,774	971,736
Doubtful	8	16	28	61	2	10	5	130
Total Commercial Loans	$2,823,707	$2,913,895	$6,191,832	$3,906,366	$1,676,876	$4,261,676	$1,549,015	$23,323,367
Commercial Loans
Current-period gross charge-offs	$1,528	$2,467	$4,337	$879	$396	$6,111	$1,510	$17,228

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending September 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$496,815	$1,056,053	$2,330,214	$1,599,643	$590,786	$958,189	$—	$7,031,700
30 days past due	211	3,812	4,013	2,380	1,019	5,405	—	16,840
60 days past due	277	807	1,128	908	413	1,515	—	5,048
90 days past due	1,499	3,987	4,542	1,344	571	3,012	—	14,955
Total Consumer owner-occupied	$498,802	$1,064,659	$2,339,897	$1,604,275	$592,789	$968,121	$—	$7,068,543
Consumer owner-occupied
Current-period gross charge-offs	$10	$252	$231	$—	$12	$43	$—	$548

Home equity loans
Days past due:
Current	$6,216	$6,464	$3,391	$1,609	$1,519	$11,628	$1,475,491	$1,506,318
30 days past due	164	108	—	40	426	620	3,166	4,524
60 days past due	51	—	39	—	—	—	2,746	2,836
90 days past due	—	38	575	36	164	692	783	2,288
Total Home equity loans	$6,431	$6,610	$4,005	$1,685	$2,109	$12,940	$1,482,186	$1,515,966
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Consumer
Days past due:
Current	$160,020	$237,479	$237,332	$104,617	$55,715	$167,005	$125,709	$1,087,877
30 days past due	69	181	535	241	66	1,004	7,388	9,484
60 days past due	16	356	92	103	15	547	4,232	5,361
90 days past due	13	270	185	116	195	1,382	1,499	3,660
Total consumer	$160,118	$238,286	$238,144	$105,077	$55,991	$169,938	$138,828	$1,106,382
Consumer
Current-period gross charge-offs	$101	$1,364	$1,156	$171	$30	$351	$3,770	$6,943

Construction and land development
Days past due:
Current	$48,205	$108,267	$186,765	$55,050	$14,076	$17,081	$—	$429,444
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	320	—	—	—	—	320
Total Construction and land development	$48,205	$108,267	$187,085	$55,050	$14,076	$17,081	$—	$429,764
Construction and land development
Current-period gross charge-offs	$—	$—	$304	$—	$—	$—	$—	$304

Other income producing property
Days past due:
Current	$1,914	$6,087	$40,322	$16,920	$3,557	$34,697	$289	$103,786
30 days past due	—	—	—	—	—	100	—	100
60 days past due	—	—	—	—	—	154	—	154
90 days past due	—	—	—	—	—	130	—	130
Total other income producing property	$1,914	$6,087	$40,322	$16,920	$3,557	$35,081	$289	$104,170
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$713,170	$1,414,350	$2,798,024	$1,777,839	$665,653	$1,188,600	$1,601,489	$10,159,125
30 days past due	444	4,101	4,548	2,661	1,511	7,129	10,554	30,948
60 days past due	344	1,163	1,259	1,011	428	2,216	6,978	13,399
90 days past due	1,512	4,295	5,622	1,496	930	5,216	2,282	21,353
Total Consumer Loans	$715,470	$1,423,909	$2,809,453	$1,783,007	$668,522	$1,203,161	$1,621,303	$10,224,825
Consumer Loans
Current-period gross charge-offs	$111	$1,616	$1,691	$171	$42	$504	$3,770	$7,905

The following table presents total loans by origination year as of and for the period ending September 30, 2024:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$3,539,177	$4,337,804	$9,001,285	$5,689,373	$2,345,398	$5,464,837	$3,170,318	$33,548,192

Current-period gross charge-offs	$1,639	$4,083	$6,028	$1,050	$438	$6,615	$5,280	$25,133

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,019,956	$2,125,156	$1,641,518	$628,107	$288,304	$809,419	$—	$6,512,460
30 days past due	1,589	2,268	1,524	654	707	4,012	—	10,754
60 days past due	—	766	528	680	—	813	—	2,787
90 days past due	1,280	2,538	1,089	1,689	315	4,650	—	11,561
Total Consumer owner-occupied	$1,022,825	$2,130,728	$1,644,659	$631,130	$289,326	$818,894	$—	$6,537,562
Consumer owner-occupied
Current-period gross charge-offs	$68	$90	$27	$—	$—	$2	$—	$187

Home equity loans
Days past due:
Current	$6,551	$6,454	$2,887	$1,396	$1,003	$11,518	$1,358,829	$1,388,638
30 days past due	60	—	132	21	44	539	5,860	6,656
60 days past due	—	—	12	104	—	458	1,268	1,842
90 days past due	117	—	27	194	1	672	298	1,309
Total Home equity loans	$6,728	$6,454	$3,058	$1,715	$1,048	$13,187	$1,366,255	$1,398,445
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$29	$84	$177

Consumer
Days past due:
Current	$299,871	$305,283	$141,369	$75,213	$60,265	$143,725	$182,608	$1,208,334
30 days past due	443	321	247	142	137	1,384	10,757	13,431
60 days past due	64	254	152	4	4	973	6,420	7,871
90 days past due	93	395	174	196	110	1,108	1,938	4,014
Total consumer	$300,471	$306,253	$141,942	$75,555	$60,516	$147,190	$201,723	$1,233,650
Consumer
Current-period gross charge-offs	$373	$1,586	$571	$280	$217	$537	$8,478	$12,042

Construction and land development
Days past due:
Current	$135,739	$425,276	$111,205	$20,322	$8,555	$14,265	$—	$715,362
30 days past due	—	—	—	111	—	—	—	111
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	1	—	75	—	76
Total Construction and land development	$135,739	$425,276	$111,205	$20,434	$8,555	$14,340	$—	$715,549
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$19

Other income producing property
Days past due:
Current	$6,310	$43,022	$18,536	$4,331	$2,537	$36,911	$280	$111,927
30 days past due	—	—	—	—	—	67	—	67
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	127	—	127
Total other income producing property	$6,310	$43,022	$18,536	$4,331	$2,537	$37,105	$280	$112,121
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,468,427	$2,905,191	$1,915,515	$729,369	$360,664	$1,015,838	$1,541,717	$9,936,721
30 days past due	2,092	2,589	1,903	928	888	6,002	16,617	31,019
60 days past due	64	1,020	692	788	4	2,244	7,688	12,500
90 days past due	1,490	2,933	1,290	2,080	426	6,632	2,236	17,087
Total Consumer Loans	$1,472,073	$2,911,733	$1,919,400	$733,165	$361,982	$1,030,716	$1,568,258	$9,997,327
Consumer Loans
Current-period gross charge-offs	$441	$1,676	$598	$344	$217	$587	$8,562	$12,425

The following table presents total loans by origination year as of and for the period ending December 31, 2023:

	Term Loans
(Dollars in thousands)	Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$4,676,676	$8,985,446	$6,291,335	$2,591,604	$2,079,547	$4,459,113	$3,304,768	$32,388,489

Current-period gross charge-offs	$7,713	$4,973	$13,818	$977	$982	$2,479	$9,706	$40,648

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
September 30, 2024
Construction and land development	$652	$—	$—	$652	$2,456,317	$1,182	$2,458,151
Commercial non-owner-occupied	1,205	270	2,711	4,186	9,223,546	18,691	9,246,423
Commercial owner-occupied	2,922	2,323	190	5,435	5,497,580	41,701	5,544,716
Consumer owner-occupied	13,639	201	—	13,840	7,083,621	36,287	7,133,748
Home equity loans	3,083	2,091	—	5,174	1,502,167	8,625	1,515,966
Commercial and industrial	33,834	12,392	4,378	50,604	5,813,907	66,676	5,931,187
Other income producing property	847	149	—	996	605,991	3,299	610,286
Consumer	9,226	4,804	—	14,030	1,086,842	5,510	1,106,382
Other loans	—	—	—	—	1,333	—	1,333
	$65,408	$22,230	$7,279	$94,917	$33,271,304	$181,971	$33,548,192
December 31, 2023
Construction and land development	$624	$—	$—	$624	$2,921,457	$1,433	$2,923,514
Commercial non-owner-occupied	2,194	123	1,378	3,695	8,546,630	21,309	8,571,634
Commercial owner-occupied	3,852	1,141	988	5,981	5,446,803	44,887	5,497,671
Consumer owner-occupied	7,903	552	920	9,375	6,560,359	25,271	6,595,005
Home equity loans	6,500	1,326	—	7,826	1,385,687	4,932	1,398,445
Commercial and industrial	25,231	7,194	9,193	41,618	5,399,390	63,531	5,504,539
Other income producing property	569	570	—	1,139	651,993	3,202	656,334
Consumer	13,212	7,370	—	20,582	1,207,411	5,657	1,233,650
Other loans	—	—	—	—	7,697	—	7,697
	$60,085	$18,276	$12,479	$90,840	$32,127,427	$170,222	$32,388,489

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of September 30, 2024, and December 31, 2023:

	September 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2024	90 Days Accruing(1)	with no allowance(1)	2023
Construction and land development	$1,182	$—	$—	$1,433
Commercial non-owner-occupied	18,691	2,711	17,381	21,309
Commercial owner-occupied real estate	41,701	190	16,716	44,887
Consumer owner-occupied	36,287	—	—	25,271
Home equity loans	8,625	—	1,190	4,932
Commercial and industrial	66,676	4,378	8,054	63,531
Other income producing property	3,299	—	1,265	3,202
Consumer	5,510	—	—	5,657
Total loans on nonaccrual status	$181,971	$7,279	$44,606	$170,222
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2024.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	September 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2024	Coverage	%	2023	Coverage	%
Commercial owner-occupied real estate
Church	$—	$—		$3,537	$6,705	190%
Industrial	3,905	11,331	290%	7,172	15,273	213%
Other	14,645	27,428	187%	12,231	23,747	194%
Commercial non-owner-occupied real estate
Retail	—	—		3,216	4,208	131%
Other	—	—		12,607	29,182	231%
Office	17,381	19,095	110%	—	—
Commercial and industrial
Other	39,149	57,358	147%	44,116	46,114	105%
Other income producing property
1-4 family investment property	1,265	3,286	260%	—	—
Home equity loans
Residential 1-4 family dwelling	1,190	2,250	189%	—	—
Total collateral dependent loans	$77,535	$120,748		$82,879	$125,229

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $5.3 million during the nine months ended September 30, 2024.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024, and 2023, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $145,000 and $54,000 as of September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Consumer owner-occupied	$498	0.01%	2.75%	$—	—	—
Total interest rate reductions	$498			$—

	Nine Months Ended September 30,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Consumer owner occupied	$896	0.01%	2.04%	$—	—	—
Total interest rate reductions	$896			$—

	Three Months Ended September 30,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Commercial owner-occupied real estate	$2,625	0.05%	8 months	$—	—	—
Consumer owner-occupied	298	0.00%	3 months	—	—	—
Total term extensions	$2,923			$—

	Nine Months Ended September 30,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$—	—	—	$254	0.01%	12 months
Commercial non-owner-occupied	—	—	—	1,250	0.01%	24 months
Commercial owner-occupied real estate	13,461	0.24%	27 months	7,591	0.14%	23 months
Consumer owner-occupied	1,345	0.02%	5 months	277	0.00%	6 months
Commercial and industrial	19,553	0.33%	38 months	1,207	0.02%	6 months
Other income producing property	—	—	—	342	0.05%	60 months
Total term extensions	$34,359			$10,921

There were no combination – term extension and interest rate reduction loans during 2024 or for the three months ended September 30, 2023.

	Three and Nine Months Ended September 30,
	2024			2023
		Reduction in Weighted	Increase in		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$—	—	—	$259	3.63 to 3.00%	20 months
Total	$—			$259

There were no combination – term extension and payment delay loans during 2023.

	Three and Nine Months Ended September 30,
	2024		2023
		Increase in		Increase in
	Amortized	Weighted Average	Amortized	Weighted Average
(Dollars in thousands)	Cost	Amortization Term	Cost	Amortization Term
Combination- Term Extension and Payment Delay
Commercial and industrial	$266	15 months	$—	—
Total	$266		$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan, reduce the interest rate, or extended the payment amortization significantly, for borrowers willing to continue to pay, to minimize losses for the Bank. At September 30, 2024, the Company had $85,000 in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of September 30, 2024 and 2023, by type of modification. There were no subsequent defaults.

	September 30,
	2024			2023
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Consumer owner-occupied	$896	$—	$—	$—	$—	$—
Total interest rate reductions	$896	$—	$—	$—	$—	$—

Term extension
Construction and land development	$—	$—	$—	$254	$—	$—
Commercial non-owner-occupied	—	—	—	1,250	—	—
Commercial owner-occupied real estate	13,461	—	—	7,591	—	—
Consumer owner-occupied	1,345	—	—	277	—	—
Commercial and industrial	19,553	—	—	1,207	—	—
Other income producing property	—	—	—	342	—	—
Total term extensions	$34,359	$—	$—	$10,921	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner occupied	$—	$—	$—	$259	$—	$—
Total term extension and interest rate combinations	$—	$—	$—	$259	$—	$—

Term Extension and Payment Delay
Commercial and industrial	$266	$—	$—	$—	$—	$—
Total term extension and payment delay combinations	$266	$—	$—	$—	$—	$—
	$35,521	$—	$—	$11,180	$—	$—

The following table depicts the performance of loans modified to borrowers experiencing financial difficulty within the previous twelve months, as of September 30, 2024 and 2023:

	September 30, 2024			September 30, 2023
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$—	$—	$—	$254	$—	$—
Commercial non-owner-occupied	—	—	—	1,250	—	—
Commercial owner-occupied real estate	13,461	—	—	7,591	—	—
Consumer owner-occupied	2,241	—	—	536	—	—
Commercial and industrial	19,819	—	—	1,207	—	—
Other income producing property	—	—	—	342	—	—
Total	$35,521	$—	$—	$11,180	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses for the three and nine months ended September 30, 2024 and 2023:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2024
Allowance for credit losses:
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298
Charge-offs	(169)	—	—	—	—	(2,248)	—	—	(558)	(29)	(5,599)	(8,603)
Recoveries	37	8	175	9	57	517	—	—	26	247	1,447	2,523
Net (charge offs) recoveries	(132)	8	175	9	57	(1,731)	—	—	(532)	218	(4,152)	(6,080)
Provision (recovery) (1)	(6,725)	65	(272)	(2,552)	(8,611)	8,902	(2,637)	240	(6,670)	23,134	(3,111)	1,763
Balance at end of period September 30, 2024	$52,695	$501	$18,832	$7,482	$68,665	$19,399	$17,124	$2,019	$84,221	$122,367	$74,676	$467,981

Three Months Ended September 30, 2023
Allowance for credit losses:
Balance at end of period June 30, 2023	$81,469	$392	$14,212	$8,869	$55,314	$24,577	$9,767	$745	$70,759	$115,269	$46,019	$427,392
Charge-offs	(57)	—	(88)	—	(8)	(3,129)	—	—	(91)	—	(14,597)	(17,970)
Recoveries	240	28	226	3	67	651	—	—	415	511	2,632	4,773
Net (charge offs) recoveries	183	28	138	3	59	(2,478)	—	—	324	511	(11,965)	(13,197)
Provision (recovery) (1)	(4,601)	74	(1,036)	(1,643)	9,099	656	2,825	56	1,932	8,749	17,650	33,761
Balance at end of period September 30, 2023	$77,051	$494	$13,314	$7,229	$64,472	$22,755	$12,592	$801	$73,015	$124,529	$51,704	$447,956

(1)	A negative provision for credit losses of ($8.7) million was recorded during the third quarter of 2024, compared to a negative provision for credit losses of ($1.1) million recorded during the third quarter of 2023 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(548)	—	(110)	(304)	(2,162)	(6,943)	—	—	(951)	(276)	(13,839)	(25,133)
Recoveries	252	97	744	31	1,208	2,467	66	—	537	346	6,401	12,149
Net (charge offs) recoveries	(296)	97	634	(273)	(954)	(4,476)	66	—	(414)	70	(7,438)	(12,984)
Provision (benefit) (1)	(25,061)	(341)	7,256	2,731	3,847	544	3,292	1,119	13,055	(14,758)	32,708	24,392
Balance at end of period September 30, 2024	$52,695	$501	$18,832	$7,482	$68,665	$19,399	$17,124	$2,019	$84,221	$122,367	$74,676	$467,981

Nine Months Ended September 30, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(96)	—	(127)	—	(10)	(8,875)	—	—	(126)	(51)	(20,890)	(30,175)
Recoveries	836	36	1,003	97	523	1,755	—	—	801	951	6,628	12,630
Net recoveries (charge offs)	740	36	876	97	513	(7,120)	—	—	675	900	(14,262)	(17,545)
Provision (benefit) (1)	4,123	53	(2,448)	(1,842)	18,549	7,108	8,908	(48)	14,257	45,144	15,253	109,057
Balance at end of period September 30, 2023	$77,051	$494	$13,314	$7,229	$64,472	$22,755	$12,592	$801	$73,015	$124,529	$51,704	$447,956

(1)	A negative provision for credit losses of ($14.8) million was recorded during the first nine months of 2024, compared to a negative provision for credit losses of ($4.9) million during the first nine months of 2023 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Leases

As of September 30, 2024, and December 31, 2023, we had operating right-of-use (“ROU”) assets of $100.4 million and $100.3 million, respectively, and operating lease liabilities of $108.5 million and $108.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$350	$350
Interest on lease liabilities – finance leases	8	10	26	31
Operating lease cost (cost resulting from lease payments)	4,025	4,296	12,658	12,814
Short-term lease cost	144	104	467	318
Variable lease cost (cost excluded from lease payments)	704	852	2,457	2,327
Total lease cost	$4,998	$5,379	$15,958	$15,840
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$8	$10	$26	$31
Finance lease – financing cash flows	120	111	357	331
Operating lease – operating cash flows (fixed payments)	4,450	4,233	12,862	12,483
Operating lease – operating cash flows (net change asset/liability)	(3,436)	(3,400)	(10,103)	(10,008)
New ROU assets – operating leases	—	—	9,093	701
Weighted – average remaining lease term (years) – finance leases	3.69		3.69	4.68
Weighted – average remaining lease term (years) – operating leases	8.63		8.63	9.47
Weighted – average discount rate - finance leases	1.7%		1.7%	1.7%
Weighted – average discount rate - operating leases	3.4%		3.4%	3.1%

Operating lease payments due:
2024 (excluding 9 months ended September 30, 2024)			$4,300
2025			16,467
2026			15,964
2027			14,797
2028			14,138
Thereafter			61,258
Total undiscounted cash flows			126,924
Discount on cash flows			(18,392)
Total operating lease liabilities			$108,532

As of September 30, 2024, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At September 30, 2024, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2024, we had no additional operating leases that have not yet commenced.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2024, and December 31, 2023:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Direct financing leases:
Lease receivables	$19,423	$5,503
Unguaranteed residual values	3,723	501
Initial direct costs	903	155
Less: Unearned income	(4,761)	(1,165)
Total net investment in direct financing leases	$19,288	$4,994

The following table summarizes direct financing lease income recorded for the three and nine months ended September 30, 2024, and remaining lease payment receivable for each of the next five years:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
Direct financing lease income
Interest income	$260	$652

Remaining lease payments receivable:
2024 (excluding 9 months ended September 30, 2024)		$889
2025		4,365
2026		4,376
2027		4,384
2028		3,340
Thereafter		2,069
Total undiscounted lease receivable		19,423
Less: unearned interest income		(4,761)
Net lease receivables		$14,662

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2023, on accounting for leases.

Note 9 — Deposits

Our total deposits as of September 30, 2024, and December 31, 2023, are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$10,376,531	$10,649,274
Interest-bearing checking	7,550,392	7,978,799
Savings	2,442,584	2,632,212
Money market	12,614,046	11,538,671
Time deposits	4,654,642	4,249,953
Total deposits	$37,638,195	$37,048,909

At September 30, 2024, and December 31, 2023, we had $1.0 billion and $927.2 million in certificates of deposits greater than $250,000, respectively.

Note 10 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before or after tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of annual base compensation as a before or after tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $4.3 million and $13.3 million, respectively, for the three and nine months ended September 30, 2024, and $4.0 million and $12.7 million, respectively, for the three and nine months ended September 30, 2023, related to the Company’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2024	2023	2024	2023
Basic earnings per common share:
Net income	$143,179	$124,144	$390,605	$387,517
Weighted-average basic common shares	76,299	76,139	76,284	76,034
Basic earnings per common share	$1.88	$1.63	$5.12	$5.10
Diluted earnings per common share:
Net income	$143,179	$124,144	$390,605	$387,517
Weighted-average basic common shares	76,299	76,139	76,284	76,034
Effect of dilutive securities	506	432	407	412
Weighted-average dilutive shares	76,805	76,571	76,691	76,446
Diluted earnings per common share	$1.86	$1.62	$5.09	$5.07

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023			2024			2023
Number of shares	—			57,169			57,169			57,169
Range of exercise prices	—	$87.30	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table.

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2024	107,592	$72.60
Exercised	(50,155)	79.62
Expired	—	—
Outstanding at September 30, 2024	57,437	66.48	2.04	$1,763
Exercisable at September 30, 2024	57,437	66.48	2.04	$1,763

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first nine months of 2024. Because all outstanding stock options had vested as of December 31, 2023, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the nine months ended September 30, 2024. The intrinsic value of stock option shares exercised for the nine months ended September 30, 2024, was $724,000.

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

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2024	16,248	$88.63
Vested	(10,462)	90.00
Forfeited	(316)	90.00
Nonvested at September 30, 2024	5,470	$85.92

As of September 30, 2024, there was $147,000 of total unrecognized compensation cost related to nonvested restricted stock granted under the plans. This cost is expected to be recognized over a weighted-average period of 0.31 years as of September 30, 2024. The total fair value of shares vested during the nine months ended September 30, 2024, was $942,000.

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

Outstanding RSUs at target for the nine months ended September 30, 2024, is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2024	873,048	$75.22
Granted	372,271	80.74
Vested	(380,151)	77.34
Forfeited	(15,213)	77.10
Outstanding at September 30, 2024	849,955	$76.65

The nonvested shares of 849,955 at September 30, 2024, includes 61,863 shares that have fully vested but are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. If maximum performance is achieved pursuant to the 2022, 2023 and 2024 Long Term Incentive performance-based RSUs grants, an additional 131,839 shares in total may be issued by the Company at the end of the three-year performance periods.

As of September 30, 2024, there was $28.7 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.09 years as of September 30, 2024. The total fair value of RSUs vested and released during the nine months ended September 30, 2024, was $31.6 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2024, commitments to extend credit and standby letters of credit totaled $9.0 billion. As of September 30, 2024, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $41.5 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of September 30, 2024, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, additional plaintiffs have initiated litigation that names the Bank as a defendant. As of September 30, 2024, one consolidated putative class action is pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

At this time, neither the Bank nor the Company is able to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from the Cyber Incident Suit. However, the Bank believes that it has defenses to the claims and intends to vigorously defend against the Cyber Incident Suit. Accordingly, no amounts have been recorded in the unaudited condensed consolidated financial statements for the Cyber Incident Suit. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, shareholders, or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

FDIC Special Assessment.  In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. As a result, approximately $25.7 million was recognized by the Bank as of December 31, 2023, for the two-year special assessment period. Due to additional losses to the Deposit Insurance Fund resulting from the 2023 bank failures reported by the FDIC in February 2024, an additional $4.5 million was accrued by the Bank during 2024, bringing the total estimated FDIC special assessment allocable to the Bank to approximately $30.2 million. The additional $4.5 million will be paid over two quarters after the initial two-year assessment period. The FDIC may adjust the special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
Assets
Derivative financial instruments	$195,722	$—	$195,722	$—
Mortgage loans held for sale	64,865	—	64,865	—
Trading securities	87,103	—	87,103	—
Securities available for sale:
U.S. Treasuries	2,685	—	2,685	—
U.S. Government agencies	175,724	—	175,724	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,486,086	—	1,486,086	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	492,242	—	492,242	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,060,829	—	1,060,829	—
State and municipal obligations	989,303	—	989,303	—
Small Business Administration loan-backed securities	329,510	—	329,510	—
Corporate securities	27,984	—	27,984	—
Total securities available for sale	4,564,363	—	4,564,363	—
Mortgage servicing rights	83,512	—	—	83,512
SBA servicing asset	6,079	—	—	6,079
	$5,001,644	$—	$4,912,053	$89,591
Liabilities
Derivative financial instruments	$606,194	$—	$606,194	$—

December 31, 2023:
Assets
Derivative financial instruments	$172,939	$—	$172,939	$—
Mortgage loans held for sale	50,888	—	50,888	—
Trading securities	31,321	—	31,321	—
Securities available for sale:
U.S. Treasuries	73,890	—	73,890	—
U.S. Government agencies	224,706	—	224,706	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	—	1,558,306	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	—	527,422	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	—	1,024,170	—
State and municipal obligations	977,461	—	977,461	—
Small Business Administration loan-backed securities	371,686	—	371,686	—
Corporate securities	26,747	—	26,747	—
Total securities available for sale	4,784,388	—	4,784,388	—
Mortgage servicing rights	85,164	—	—	85,164
SBA servicing asset	5,952	—	—	5,952
	$5,130,652	$—	$5,039,536	$91,116
Liabilities
Derivative financial instruments	$804,486	$—	$804,486	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Fair value	$64,865	$50,888
Unpaid principal balance	62,770	49,025
Fair value less aggregated unpaid principal balance	$2,095	$1,863

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023	Income Statement Location
Mortgage loans held for sale	$(776)	$(574)	$232	$(508)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2024. A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2024, is as follows:

(Dollars in thousands)	MSRs
Fair value, January 1, 2024	$85,164
Servicing assets that resulted from transfers of financial assets	7,209
Changes in fair value due to valuation inputs or assumptions	(2,346)
Changes in fair value due to decay	(6,515)
Fair value, September 30, 2024	$83,512

The Company applies fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the period ending September 30, 2024, is as follows:

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2024	$5,952
Servicing assets that resulted from transfers of financial assets	1,612
Changes in fair value due to decay	(1,686)
Changes in fair value due to valuation inputs or assumptions	201
Fair value, September 30, 2024	$6,079

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2024.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024:
OREO	$1,199	$—	$—	$1,199
Bank properties held for sale	5,227	—	—	5,227
Individually evaluated loans	63,415	—	—	63,415
December 31, 2023:
OREO	$837	$—	$—	$837
Bank properties held for sale	12,401	—	—	12,401
Individually evaluated loans	73,518	—	—	73,518

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2024	2023
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	22%	13%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	9%	12%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of September 30, 2024 and December 31, 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 25 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2023.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$1,212,679	$1,212,679	$1,212,679	$—	$—
Trading securities	87,103	87,103	—	87,103	—
Investment securities	7,077,128	6,739,567	201,569	6,528,109	9,889
Loans held for sale	287,043	287,043	—	287,043	—
Loans, net of allowance for credit losses	33,080,211	31,879,975	—	—	31,879,975
Accrued interest receivable	165,533	165,533	—	24,818	140,715
Mortgage servicing rights	83,512	83,512	—	—	83,512
SBA servicing asset	6,079	6,079	—	—	6,079
Interest rate swap – non-designated hedge	194,037	194,037	—	194,037	—
Other derivative financial instruments (mortgage banking related)	1,685	1,685	—	1,685	—
Financial liabilities:
Deposits
Noninterest-bearing	10,376,531	10,376,531	—	10,376,531	—
Interest-bearing other than time deposits	22,607,022	22,607,022	—	22,607,022	—
Time deposits	4,654,642	4,636,870	—	4,636,870	—
Federal funds purchased and securities sold under agreements to repurchase	538,322	538,322	—	538,322	—
Corporate and subordinated debentures	391,626	390,833	—	390,833	—
Other borrowings	300,000	300,000	—	300,000	—
Accrued interest payable	52,625	52,625	—	52,625	—
Interest rate swap – non-designated hedge	605,918	605,918	—	605,918	—
Other derivative financial instruments (mortgage banking related)	276	276	—	276	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$998,877	$998,877	$998,877	$—	$—
Trading securities	31,321	31,321	—	31,321	—
Investment securities	7,463,871	7,061,167	192,043	6,869,124	—
Loans held for sale	50,888	50,888	—	50,888	—
Loans, net of allowance for credit losses	31,931,916	30,709,513	—	—	30,709,513
Accrued interest receivable	154,400	154,400	—	26,706	127,694
Mortgage servicing rights	85,164	85,164	—	—	85,164
SBA servicing asset	5,952	5,952	—	—	5,952
Interest rate swap – non-designated hedge	169,180	169,180	—	169,180	—
Other derivative financial instruments (mortgage banking related)	3,759	3,759	—	3,759	—
Financial liabilities:
Deposits
Noninterest-bearing	10,649,274	10,649,274	—	10,649,274	—
Interest-bearing other than time deposits	22,149,682	22,149,682	—	22,149,682	—
Time deposits	4,249,953	4,208,498	—	4,208,498	—
Federal funds purchased and securities sold under agreements to repurchase	489,185	489,185	—	489,185	—
Corporate and subordinated debentures	391,904	388,909	—	388,909	—
Other borrowings	100,000	100,000	—	100,000	—
Accrued interest payable	56,808	56,808	—	56,808	—
Interest rate swap – non-designated hedge	803,539	803,539	—	803,539	—
Other derivative financial instruments (mortgage banking related)	947	947	—	947	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended September 30, 2024
Balance at June 30, 2024	$627	$(620,838)	$(620,211)
Other comprehensive income before reclassifications	—	140,571	140,571
Net comprehensive income	—	140,571	140,571
Balance at September 30, 2024	$627	$(480,267)	$(479,640)

Three Months Ended September 30, 2023
Balance at June 30, 2023	$(673)	$(661,725)	$(662,398)
Other comprehensive loss before reclassifications	—	(153,491)	(153,491)
Net comprehensive loss	—	(153,491)	(153,491)
Balance at September 30, 2023	$(673)	$(815,216)	$(815,889)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive income before reclassifications	—	102,896	102,896
Net comprehensive income	—	102,896	102,896
Balance at September 30, 2024	$627	$(480,267)	$(479,640)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive loss before reclassifications	—	(138,768)	(138,768)
Amounts reclassified from accumulated other comprehensive loss	—	(33)	(33)
Net comprehensive loss	—	(138,801)	(138,801)
Balance at September 30, 2023	$(673)	$(815,216)	$(815,889)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss) Component	2024	2023	2024	2023	Income Statement Line Item Affected
Gains on sales of available for sale securities:
	$—	$—	$—	$(45)	Securities gains, net
	—	—	—	12	Provision for income taxes
	—	—	—	(33)	Net income
Total reclassifications for the period	$—	$—	$—	$(33)

Note 16 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			September 30, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$4,200	$81	$—	$9,188	$220	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	12,184,085	133,461	605,734	11,327,419	60,145	803,539
Matched interest rate swaps with counterparty (1)	Other Assets and Other Liabilities	12,093,484	60,467	184	11,235,952	108,820	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	1,824,400	28	—	1,660,000	(5)	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	146,000	—	5	142,000	2,605	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	126,000	1,685	271	77,500	1,154	947
Total derivatives		$26,378,169	$195,722	$606,194	$24,452,059	$172,939	$804,486
(1)	The fair value of the interest rate swap derivative assets was reduced by $412.5 million in variation margin payments applicable to swaps centrally cleared through LCH and CME.

Balance Sheet Fair Value Hedge

As of September 30, 2024, and December 31, 2023, the Company maintained loan swaps, with an aggregate notional amount of $4.2 million and $9.2 million, respectively, accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $4.0 million and $9.7 million, respectively, as of September 30, 2024, and December 31, 2023. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2024, and December 31, 2023, the interest rate swaps had an aggregate notional amount of approximately $24.3 billion and $22.6 billion, respectively. At September 30, 2024, the fair value of the interest rate swap derivatives is recorded in Other Assets at $193.9 million and in Other Liabilities at $605.9 million. The fair value of derivative assets at September 30, 2024, was reduced by $412.5 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2023, the fair value of the interest rate swap derivatives was recorded in Other Assets at $169.0 million and Other Liabilities at $803.5 million. The fair value of derivative assets at December 31, 2023, was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $621,000 and $235,000 recorded on these derivatives for the three and nine months ended September 30, 2024, respectively. There was a net gain of $587,000 and $599,000 recorded on these derivatives for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, we provided $263.4 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $98.1 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $19.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of September 30, 2024, the Company maintained an aggregate notional amount of $1.8 billion short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $27,000 and $28,000 for these derivatives for the three and nine months ended September 30, 2024. There was a net loss of $5,000 for these derivatives for the year ended December 31, 2023.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at September 30, 2024, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2024, and 2023.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On September 30, 2024, we had derivative financial instruments outstanding with notional amounts totaling $146.0 million related to MSRs, compared to $142.0 million on December 31, 2023. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $5,000 at September 30, 2024, compared to a gain of $2.6 million at December 31, 2023.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Mortgage loan pipeline	$109,071	$65,051
Expected closures	96,462	54,993
Fair value of mortgage loan pipeline commitments	1,685	1,154
Forward sales commitments	126,000	77,500
Fair value of forward commitments	(271)	(947)

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

The following table presents actual and required capital ratios as of September 30, 2024, and December 31, 2023, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,430,297	12.37%	$2,506,088	7.00%	$2,327,081	6.50%
SouthState Bank (the Bank)	4,702,224	13.15%	2,503,356	7.00%	2,324,544	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,430,297	12.37%	3,043,106	8.50%	2,864,100	8.00%
SouthState Bank (the Bank)	4,702,224	13.15%	3,039,789	8.50%	2,860,978	8.00%
Total capital to risk-weighted assets:
Consolidated	5,271,150	14.72%	3,759,131	10.50%	3,580,125	10.00%
SouthState Bank (the Bank)	5,152,981	14.41%	3,755,033	10.50%	3,576,222	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,430,297	9.98%	1,776,398	4.00%	2,220,497	5.00%
SouthState Bank (the Bank)	4,702,224	10.59%	1,775,892	4.00%	2,219,865	5.00%
December 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,159,187	11.75%	$2,476,926	7.00%	$2,300,003	6.50%
SouthState Bank (the Bank)	4,424,466	12.52%	2,473,961	7.00%	2,297,250	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,159,187	11.75%	3,007,696	8.50%	2,830,773	8.00%
SouthState Bank (the Bank)	4,424,466	12.52%	3,004,096	8.50%	2,827,384	8.00%
Total capital to risk-weighted assets:
Consolidated	4,983,012	14.08%	3,715,389	10.50%	3,538,466	10.00%
SouthState Bank (the Bank)	4,858,292	13.75%	3,710,942	10.50%	3,534,230	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,159,187	9.42%	1,765,295	4.00%	2,206,619	5.00%
SouthState Bank (the Bank)	4,424,466	10.03%	1,764,736	4.00%	2,205,921	5.00%

As of September 30, 2024, and December 31, 2023, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

With the implementation of ASU 2016-13 in January 2020, the Company recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects from ASU 2016-13 at adoption, the standard included a transitional method option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. In March 2020, in response to the COVID-19 pandemic, the regulatory agencies provided an additional transitional method option of a two-year deferral for the start of the three-year phase-in of the recognition of the adoption date effects of ASU 2016-13 along with an option to defer the current impact on regulatory capital calculations of ASU 2016-13 during the first two years (“5-year method”). Under this 5-year method, the Company would recognize an estimate of the previous incurred loss method for determining the allowance for credit losses in regulatory capital calculations and the difference from the CECL method would be deferred for two years. After two years, the effects from adoption date and the deferral difference from the first two years of applying CECL would be phased-in over three years using the straight-line method. The regulatory rules provided a one-time opportunity at the end of the first quarter of 2020 for covered banking organizations to choose its transition option for CECL. The Company chose the 5-year method and is deferring the recognition of the effects from adoption date and the CECL difference from the first two years of application. This amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with the final 25% being phased out in 2024.

Note 18 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at September 30, 2024, and December 31, 2023. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2023, and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Gross carrying amount	$274,880	$274,753
Accumulated amortization	(203,045)	(185,977)
	$71,835	$88,776

Amortization expense totaled $5.3 million and $17.1 million, for the three and nine months ended September 30, 2024, respectively, compared to $6.6 million and $20.9 million for the three and nine months ended September 30, 2023, respectively.  Other intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

The Company applies fair value accounting to the Company’s SBA servicing asset. The change in fair value of the SBA servicing asset is recorded in SBA Income, a component of Noninterest Income on the Consolidated Statements of Income, during each applicable reporting period.  As a result of the fair value accounting treatment, the Company does not amortize the SBA servicing asset and therefore excludes the SBA servicing asset from the future amortization expense table presented below.  The fair value of the SBA servicing asset was $6.1 million and $6.0 million, respectively, at September 30, 2024, and December 31, 2023.  The fair value of the SBA servicing asset is included in Core Deposit and Other Intangibles on the Consolidated Balance Sheets.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2024	$5,326
March 31, 2025	5,100
June 30, 2025	4,836
September 30, 2025	4,419
December 31, 2025	4,411
Thereafter	41,664
$65,756

Note 19 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.7 billion and $6.6 billion, respectively, as of September 30, 2024, and December 31, 2023. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and nine months ended September 30, 2024, and September 30, 2023, were $4.2 million, $12.6 million, $4.1 million, and $12.4 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At September 30, 2024, and December 31, 2023, MSRs were $83.5 million and $85.2 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and nine months ended September 30, 2024, and September 30, 2023, were losses of $5.6 million and $2.3 million compared with gains of $1.8 million and $2.5 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
(Decrease)/increase in fair value of MSRs	$(5,560)	$1,762	$(2,346)	$2,450
Decay of MSRs	(2,508)	(2,543)	(6,515)	(6,336)
Gain (loss) related to derivatives	3,815	(2,170)	(189)	(4,288)
Net effect on Consolidated Statements of Income	$(4,253)	$(2,951)	$(9,050)	$(8,174)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	September 30,		December 31,
(Dollars in thousands)	2024		2023
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.64	years	8.03	years
Constant Prepayment rate (CPR)	7.8%		7.0%
Estimated impact on fair value of a 10% increase	$(875)		$(522)
Estimated impact on fair value of a 20% increase	(1,705)		(1,014)
Estimated impact on fair value of a 10% decrease	943		551
Estimated impact on fair value of a 20% decrease	1,957		1,128
Weighted average discount rate	10.6%		10.7%
Estimated impact on fair value of a 10% increase	$(3,230)		$(3,270)
Estimated impact on fair value of a 20% increase	(6,340)		(6,458)
Estimated impact on fair value of a 10% decrease	3,243		3,242
Estimated impact on fair value of a 20% decrease	6,338		6,283
Effect on fair value due to change in interest rates
25 basis point increase	$2,110		$1,647
50 basis point increase	4,156		3,189
25 basis point decrease	(2,160)		(1,723)
50 basis point decrease	(4,266)		(3,501)

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

Whole loan sales were $329.6 million and $834.8 million for the three and nine months ended September 30, 2024, respectively, compared to $259.2 million and $667.9 million for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2024, $240.3 million and $607 million, or 72.9% and 72.7%, respectively, were sold with the servicing rights retained by the Company, compared to $210.2 million and $534.3 million, or 81.1% and 80.0%, respectively, for the three and nine months ended September 30, 2023.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the nine months ended September 30, 2024, and 2023 were approximately $1.9 million and $975,000 respectively. There were approximately $93,000 and $6,000, respectively, in loss reimbursement and settlement claims paid in the nine months ended September 30, 2024 and 2023.

Loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $64.9 million and $50.9 million at September 30, 2024, and December 31, 2023, respectively. Please see Note 14 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 20 — Small Business Administration (“SBA”) Loans Held for Sale

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators. The guaranteed portions of SBA loans purchased by the Company are aggregated into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent (“FTA”). The individual guaranteed portions of the SBA loans may also be sold prior to pooling into a security. Once the guaranteed portion of the SBA loans are pooled and securities representing interests in that pool are issued, the Company intends to sell those securities into the secondary market. These securities are carried at fair value and classified as trading instruments. Gains or losses on the sale of the securities and individual guaranteed portions of loans are both recorded in Correspondent Banking and Capital Markets Income in Noninterest Income on the Consolidated Statements of Income. Sales of the securities are accounted for as of the settlement date, which is the date the Company surrenders control over the transferred assets. The Company does not retain any interest in the securities once sold. The guaranteed portion of the SBA loans that have not been pooled or sold, are reported as Loans Held for Sale on the Consolidated Balance Sheet and recorded at the lower of cost or estimated fair value. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market color provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans. These nonrecurring fair value measurements for purchased guaranteed portion of SBA loans are classified within Level 2 of the fair value hierarchy.

During the third quarter of 2024, the Company purchased approximately $331.8 million in guaranteed portions of SBA loans. During the third quarter of 2024, the Company pooled approximately $90.9 million of the guaranteed portions of SBA loans into securities selling approximately $82.3 million into the secondary market. The Company also sold approximately $8.8 million in individual loans during the quarter. The Company held approximately $222.2 million in the guaranteed portion of SBA loans for sale at September 30, 2024.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During the three months ended September 30, 2024, and 2023, the Company sold approximately $29.4 and $28.5 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $3.0 million and $2.5 million, respectively. During the nine months ended September 30, 2024, and 2023, the Company sold approximately $88.6 and $73.5 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $8.8 million and $6.6 million, respectively.

Note 21 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At September 30, 2024, and December 31, 2023, our repurchase agreements totaled $247.9 million and $241.0 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2024, and December 31, 2023. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $392.7 million and $410.4 million at September 30, 2024, and December 31, 2023, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At September 30, 2024, and December 31, 2023, our federal funds purchased totaled $290.4 million and $248.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of September 30, 2024, and December 31, 2023, the Company had $300.0 million and $100.0 million, respectively, of outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at September 30, 2024, were approximately $11.7 billion (collateral value of $6.3 billion) and investment securities and cash pledged were approximately $207.5 million (collateral value of $176.0 million). This allows the Company a total borrowing capacity at the FHLB of approximately $6.5 billion. After accounting for letters of credit totaling $2.9 million and short-term FHLB borrowings of $300.0 million outstanding, the Company had unused net credit available with the FHLB in the amount of approximately $6.2 billion at September 30, 2024. The Company also has a total borrowing capacity at the FRB of $1.7 billion at September 30, 2024, secured by a blanket lien on $2.6 billion (collateral value of $1.7 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at September 30, 2024, or December 31, 2023.

Note 22 — Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. The Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program during the third quarter of 2024. During the nine months ended September 30, 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share. During the three and nine months ended September 30, 2023, the Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program.

The Company repurchased 104,147 and 103,190 shares at a cost of $8.7 million and $7.4 million, respectively, during the nine months ended September 30, 2024, and 2023 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 23 — Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low-income housing tax credits (“LIHTC”) and operating loss benefits over an extended period. Effective January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its QAHPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its QAHPs. For the three and nine months ended September 30, 2024, the Company recorded $3.8 million and $11.5 million, respectively, in tax credits and other tax benefits and $3.6 million and $10.5 million, respectively, of amortization attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income. For the three and nine months ended September 30, 2023, the Company recorded $3.6 million and $10.9 million, respectively, of tax credits and other tax benefits within Provision for Income Taxes and amortization of $2.1 million and $6.2 million, respectively, within Other Noninterest Expense on the Consolidated Statement of Income. At September 30, 2024, and December 31, 2023, the Company’s carrying value of QAHPs was $81.6 million and $101.8 million, respectively, recorded in Other Assets on the Consolidated Balance Sheet. The Company had $10.7 million and $12.5 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at September 30, 2024, and December 31, 2023, respectively. For the remaining funding obligations at September 30, 2024, approximately 90% are expected to be funded by 2026. For more information on the adoption of ASU 2023-02, refer to Recent Accounting and Regulatory Pronouncements under Note 3 — Recent Accounting and Regulatory Pronouncements.

Note 24 — Subsequent Events

On October 23, 2024, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.54 per share. The dividend is payable on November 15, 2024, to shareholders of record as of November 8, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2023. Results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|DuncanWilliams Securities Corp. (“SouthState|DuncanWilliams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor. SSB First Street Corporation, an investment subsidiary of the Bank headquartered in Wilmington, Delaware, holds tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At September 30, 2024, we had approximately $46.1 billion in assets and 5,144 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Atlanta, Georgia, Memphis, Tennessee, Walnut Creek, California, and Birmingham, Alabama. This division’s primary revenue generating activities are related to (i) its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees, income generated from the purchase of government guaranteed loans and sale of pooled loans, and consulting fees for services related to these activities, and (ii) its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, and also analyzes our financial condition as of September 30, 2024, as compared to December 31, 2023. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Independent Bank Group, Inc. (“Independent”) Proposed Merger

On May 20, 2024, SouthState and Independent announced that the two companies had entered into an Agreement and Plan of Merger dated May 17, 2024 (“Merger Agreement”), which provides that upon the terms and subject to the conditions set forth in the Merger Agreement, Independent will merge with and into SouthState, with SouthState continuing as the surviving corporation in the merger. Immediately following the merger, Independent’s wholly-owned banking subsidiary, Independent Bank, will merge with and into the Bank, which will continue as the surviving bank in the bank merger. The Merger Agreement was approved by the Boards of Directors of the Company and Independent by the unanimous vote of directors present at the applicable meetings and the shareholders of each of SouthState and Independent. The Merger Agreement is still subject to regulatory approvals and other customary closing conditions.

Under the terms of the Merger Agreement, shareholders of Independent will receive 0.60 shares of SouthState’s common stock for each share of Independent common stock they own. The transaction is expected to close during the first quarter of 2025, subject to the satisfaction of customary closing conditions, including receipt of required statutory approvals. At September 30, 2024, Independent reported $18.6 billion in total assets, $14.3 billion in loans and $16.0 billion in deposits.

OCC Merger Policy Statement

The OCC adopted a final rule amending its procedures for reviewing applications under the Bank Merger Act (“BMA”) and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. The policy statement outlines the general principles the OCC will apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement identifies certain indicators that are more likely to withstand scrutiny and be approved expeditiously and those that would raise supervisory or regulatory concerns. Indicators generally consistent with timely approval, include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition, and that the resulting institution would have total assets less than $50 billion. The final rule becomes effective on January 1, 2025. The Company is assessing the rule and its possible impact on the Company’s strategy.

CFPB Open Banking Rule

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $10 billion in total assets but less than $250 billion in total assets is April 1, 2027; however, the final rule is subject to ongoing litigation that could impact whether and when the Company and the Bank are required to comply with the rule. We continue to evaluate the final rule and the potential impacts on the Company and the Bank.

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

The following is a summary of our allowance for credit losses (“ACL”) critical accounting policy, which is highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses (ACL)

The ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management has a methodology determining its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7—Allowance for Credit Losses and “Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures” in this MD&A.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $206.9 million (all other things equal, including no compensating adjustments to qualitative factor adjustments). Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $95.8 million. The adverse scenario includes assumptions including, but not limited to, elevated interest rates weakening consumers and public confidence, inflation, the conflict in the Middle East leading to a wider war, tensions between China and Taiwan interrupt trade, political risks, increased unemployment and the U.S. economy falling into recession in 2024. Conversely, the upside scenario includes assumptions such as a swift resolution of international conflicts, stabilization of consumer confidence, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments or assumptions of qualitative loss factors that were utilized at September 30, 2024.

Results of Operations

Overview

We reported consolidated net income of $143.2 million, or diluted earnings per share (“EPS”) of $1.86, for the third quarter of 2024 as compared to consolidated net income of $124.1 million, or diluted EPS of $1.62, in the comparable period of 2023, a 15.3% increase in consolidated net income and a 14.8% increase in diluted EPS. During the nine months ended September 30, 2024, we reported consolidated net income of $390.6 million, or diluted EPS of $5.09, as compared to consolidated net income of $387.5 million, or diluted EPS of $5.07, in the comparable period of 2023, a 0.8% increase in consolidated net income and a 0.4% increase in diluted EPS. The $19.0 million increase in consolidated net income for the third quarter of 2024 compared to the same period of 2023 was the net result of the following items:

●	A $43.7 million increase in interest income, resulting from a $50.3 million increase in interest income from loans and loans held for sale partially offset by a $2.2 million decrease in interest income from investment securities, and a $4.4 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to an increase in the yield of 34 basis points as loans continued to reprice higher from the comparatively higher rate environment in 2022 and in 2023. The Federal Reserve Bank decreased its federal funds rate by 50 basis points for the first time since early 2022, however, the rate cut took place in mid-September 2024. The increase in interest income in loans was also due to an increase in the average balance of $1.7 billion mainly through organic growth of loans held for investment. The decline in interest income from investment securities and federal funds sold, securities purchased under agreement to resell and interest-bearing deposits was mainly due to the decline in average balance of $550.1 million and $262.9 million, respectively;

●	A $47.6 million increase in interest expense, which mainly resulted from a $44.0 million increase in interest expense from deposits, a $1.4 million increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, and $2.2 million increase in interest in other borrowings. The increase in interest expense from deposits resulted from an increase in costs due to deposits repricing in the higher interest rate environment along with growth in higher costing money market and time deposits since the third quarter of 2023. The average cost of deposits, excluding noninterest-bearing deposits, increased by 55 basis points compared to the third quarter of 2023;
●	A $39.7 million decrease in the provision for credit losses, as the Company released provision for credit losses of ($7.0) million in the third quarter of 2024 while recording a provision for credit losses of $32.7 million in the third quarter of 2023. During the third quarter of 2024, we released provision for credit losses mainly due to a decline in unfunded commitments leading to a release of provision of $(8.7) million. The provision for credit losses also declined due to lower net loan growth in the third quarter of 2024 compared to the same period in 2023 as well as improvement in economic forecasts with inflation falling and interest rates beginning to decline in the third quarter of 2024;
●	A $2.1 million increase in noninterest income due to an increase in trust and investment services income of $2.0 million, an increase in bank owned life insurance of $1.2 million, and an increase in fees on deposit accounts of $1.1 million. These increases were offset by a decline in correspondent banking and capital market income of $3.0 million. See Noninterest Income section on page 57 for further discussion;
●	An $8.6 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $4.7 million, in merger, branch consolidation, severance related and other expense of $3.1 million, and an information services expense of $1.9 million. These increases were partially offset by declines in FDIC assessment and other regulatory charges of $1.2 million, and amortization of intangibles of $1.3 million. See Noninterest Expense section on page 59 for further discussion; and
●	Higher income tax provision of $10.2 million due to higher pretax book income between the two quarters. The Company recorded pretax book income of $186.5 million in the third quarter of 2024 compared to pretax book income of $157.3 million in the third quarter of 2023. The increase was also due to the effects of the Company adopting ASU 2023-02 in the first quarter of 2024 whereby it applied the proportional amortization method of accounting related to its low-income housing tax credits partnerships (“LIHTC”). With the adoption of ASU 2023-02, the amortization of the LIHTCs is now recorded within Provision for Income Taxes rather than Other Noninterest Expense on the Statement of Income. The amortization for the Company’s LIHTCs totaled $3.6 million during the third quarter of 2024. The change in the accounting method, in addition to other items recorded during the current quarter, increased our effective tax rate for the third quarter in 2024 compared to the same period in 2023. Our effective tax rate was 23.24% for the three months ended September 30, 2024, compared to 21.08% for the three months ended September 30, 2023. See Income Tax Expense section on page 60 for further discussion.

Our quarterly efficiency ratio increased to 56.6% in the third quarter of 2024 compared to 54.0% in the third quarter of 2023. The increase in the efficiency ratio compared to the third quarter of 2023 was the result of a 0.5% decrease in the total of tax-equivalent net interest income and noninterest income along with a 4.3% increase in noninterest expense (excluding amortization of intangibles). This decrease was reflective of a 32.8% increase in interest expense as the repricing of interest-bearing liabilities caught up with the repricing of interest-earning assets in 2023 and 2024 resulting from the rising rate environment. The increase in noninterest expense was reflective of a 3.2% increase in salaries and employee benefits, an 8.6% increase in information services expense, and a 1,914.6% increase in merger and branch consolidation related expense mostly related to the proposed merger with Independent.

Basic and diluted EPS were $1.88 and $1.86, respectively, for the third quarter of 2024, compared to $1.63 and $1.62, respectively, for the third quarter of 2023. The increase in basic and diluted EPS was due to a 15.3% increase in net income in the third quarter of 2024 compared to the same period in 2023. The effects from the increase in net income were partially offset by an increase in average basic common shares of 0.2%. The increase in net income in the third quarter of 2024 was mainly attributable to a decrease in provision for credit losses during the third quarter of 2024.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average assets (annualized)	1.25%	1.10%	1.15%	1.16%
Return on average equity (annualized)	9.91%	9.24%	9.29%	9.83%
Return on average tangible equity (annualized)*	15.63%	15.52%	14.94%	16.67%
Dividend payout ratio	28.76%	31.84%	30.82%	29.78%
Equity to assets ratio	12.81%	11.63%	12.81%	11.63%
Average shareholders’ equity	$5,748,170	$5,328,912	$5,613,557	$5,269,775

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended September 30, 2024, the return on average assets increased compared to the same period in 2023. This increase was primarily due to the increase in net income of $19.0 million, or 15.3%, which was mainly attributable to a decline in the provision for credit losses due to lower new loan growth in the third quarter of 2024 compared to the same period in 2023, a decline in unfunded commitments, as well as improvement in economic forecasts with inflation falling and interest rates beginning to decline in the third quarter of 2024. The effects on the return on average assets from the increase in net income were partially offset by an increase in average assets of 1.7% for the three months ended September 30, 2024, from the same period in 2023 mainly due to an increase in average loans of $1.6 billion through organic growth. For the nine months ended September 30, 2024, the return on average assets declined slightly as average assets increased 1.8% while net income only increased 0.8% compared to the same period in 2023.
●	For the three months ended September 30, 2024, the return on average equity increased compared to the same period in 2023. This increase was primarily due to higher net income of 15.3% partially offset by the effects from an increase in average equity of 7.9%. The increase in net income was mainly attributable to lower provision for credit losses. For the nine months ended September 30, 2024, the return on average equity decreased due to a 6.5% increase in average equity or $343.8 million while net income only increased 0.8% or $3.1 million. The increase in average equity was due to net income earned and a reduction in accumulated other comprehensive loss.
●	For the three months ended September 30, 2024, the return on average tangible equity increased compared to the same period in 2023. This increase was due to the increase in net income adjusted for amortization of intangibles of 13.8%, or $17.9 million, being greater than the increase in average tangible equity of 13.4%, or $443.5 million. For the nine months ended September 30, 2024, the return on average tangible equity decreased due to lower net income adjusted for amortization of intangibles of $333,000, or 0.1% along with an increase in average tangible equity of $369.4 million, or 11.4%.
●	The equity to assets ratios was 12.81% for the quarter ended September 30, 2024, an increase of 1.18% from September 30, 2023. This increase resulted from the effects of the net income earned during the last twelve months being greater than the increase in total assets of 2.4% from September 30, 2023.
●	Dividend payout ratios were 28.76% and 30.82% for the three and nine month periods ending September 30, 2024, respectively, and 31.84% and 29.78% for the three and nine month periods ending September 30, 2023, respectively. The decrease in the dividend payout ratio for the three months period ending September 30, 2024, was due to the 15.3% increase in net income being greater than the increase in dividends paid during the current quarter of 4.2% compared to the same period in 2023. The dividend payout ratio for the nine months period ending September 30, 2024, increased due to a net income increase of 0.8% compared to an increase in total dividends paid of 4.3% when compared to the same period in 2023.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income decreased $3.9 million, or 1.1%, to $351.5 million in the third quarter of 2024 compared to $355.4 million in the same period in 2023. Interest-earning assets averaged $41.2 billion during the three months period ended September 30, 2024, compared to $40.4 billion for the same period in 2023, an increase of $847.6 million, or 2.1%. Interest-bearing liabilities averaged $28.1 billion during the three months period ended September 30, 2024, compared to $26.5 billion for the same period in 2023, an increase of $1.5 billion, or 5.7%. Non-TE net interest income decreased $52.7 million, or 4.8%, to $1.0 billion in the nine months ended September 30, 2024, compared to $1.1 billion in the same period in 2023. Interest-earning assets averaged $41.0 billion during the nine months ended September 30, 2024, compared to $40.0 billion during the same period in 2023. Interest-bearing liabilities averaged $27.8 billion during the nine months ended September 30, 2024, compared to $25.7 billion for the same period in 2023, an increase of $2.0 billion, or 7.9%.

The Federal Reserve implemented a 50 basis-point rate cut in mid-September 2024, following a series of rate hikes that began in March 2022, resulting in a target range of 4.75% to 5.00% at September 30, 2024. As the rate reduction occurred toward the end of the third quarter of 2024, the Company operated in a comparatively higher rate environment for majority of the three and nine months ended September 30, 2024, while it operated under a comparatively lower rate environment in the same time periods in 2023. Some key highlights are outlined below:

●	Both the non-TE and TE net interest margin decreased by 10 basis points in the third quarter of 2024 compared to the same quarter of 2023 due to the increase in the cost of interest-bearing liabilities of 56 basis points outweighing the increase in the yield on interest earning assets of 33 basis points. The increase in the cost of interest-bearing liabilities lagged the increase in yield on interest-earning assets during the rising interest rate cycle prior to the recent rate cut and has caught up in the latter half of 2023 and into 2024.
o	Non-TE yield on interest-earning assets for the third quarter of 2024 increased 33 basis points to 5.25% from the comparable period in 2023 due to higher yields on the majority of interest-earning assets, including loans held for investment, investments securities, and loans held for sale, as the Federal Reserve Bank interest rate hikes during 2023 and a majority of the first nine months of 2024 continue to impact these rates. Yields on loans held for sale increased due to new Small Business Administration (“SBA”) loan purchases that generally earn higher yields compared to mortgage loans. The interest rate impact, in combination with the increases in the average balance of the higher yielding loan held for investment portfolio of $1.6 billion, and the decline in the average balances of lower yielding investment securities of $550.1 million, affected the overall yield increase between the comparable periods.
o	The average cost of interest-bearing liabilities for the third quarter of 2024 increased 56 basis points from the same period in 2023. This increase was driven by the effects from the relatively higher rate environment on the repricing of all deposit accounts, federal funds purchased, securities purchased with agreement to repurchase, and trust preferred corporate debt. The average cost of interest-bearing deposits increased 55 basis points as the cost increase occurred across all deposit categories as a result of the comparatively higher rate environment and a change in the deposit mix. Our deposits have shifted from lower-costing savings and transaction accounts to higher-costing money market accounts as the customers have sought higher yields during the current rate environment. The average balance of transaction deposit accounts decreased by $502.4 million, and savings accounts decreased by $391.4 million, while average balance of money market account increased by $2.1 billion for the third quarter of 2024 compared to the same period in 2023. The average cost of federal funds purchased and securities sold with agreements to repurchase increased by 92 basis points and 71 basis points, respectively, while the average cost of corporate and subordinated debentures increased by 1 basis point. Other borrowings, consisting of FHLB advances had an average cost of 3.78% during the third quarter of 2024 compared to 5.50% for the compared period in 2023. Our overall cost of funds, including noninterest-bearing deposits, was 1.99% for the three months ended September 30, 2024, compared to 1.52% for the three months ended September 30, 2023.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2024, and 2023 and net interest margin on a tax equivalent basis:

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$559,942	$6,462	4.59%	$822,805	$10,831	5.22%
Investment securities (taxable) (1)	6,346,110	37,900	2.38%	6,925,643	40,330	2.31%
Investment securities (tax-exempt) (1)	817,824	5,734	2.79%	788,436	5,543	2.79%
Loans held for sale	112,429	2,694	9.53%	34,736	517	5.90%
Acquired loans, net	5,055,838	78,394	6.17%	6,384,627	99,021	6.15%
Non-acquired loans	28,331,837	412,994	5.80%	25,420,133	344,267	5.37%
Total interest-earning assets	41,223,980	544,178	5.25%	40,376,380	500,509	4.92%
Noninterest-Earning Assets:
Cash and due from banks	416,107			456,107
Other assets	4,427,837			4,434,147
Allowance for credit losses	(470,694)			(425,315)
Total noninterest-earning assets	4,373,250			4,464,939
Total Assets	$45,597,230			$44,841,319

Interest-Bearing Liabilities:
Transaction and money market accounts	$19,936,966	$129,613	2.59%	$18,291,300	$93,465	2.03%
Savings deposits	2,453,886	1,893	0.31%	2,845,250	1,919	0.27%
Certificates and other time deposits	4,489,441	46,413	4.11%	4,413,855	38,560	3.47%
Federal funds purchased	304,582	4,178	5.46%	236,732	3,128	5.24%
Securities sold with agreements to repurchase	258,166	1,519	2.34%	303,339	1,163	1.52%
Corporate and subordinated debentures	391,681	6,007	6.10%	392,054	6,014	6.09%
Other borrowings	219,566	3,075	5.57%	64,133	889	5.50%
Total interest-bearing liabilities	28,054,288	192,698	2.73%	26,546,663	145,138	2.17%
Noninterest-Bearing Liabilities:
Demand deposits	10,412,512			11,362,233
Other liabilities	1,382,260			1,603,511
Total noninterest-bearing liabilities (“Non-IBL”)	11,794,772			12,965,744
Shareholders’ equity	5,748,170			5,328,912
Total Non-IBL and shareholders’ equity	17,542,942			18,294,656
Total Liabilities and Shareholders’ Equity	$45,597,230			$44,841,319

Net Interest Income and Margin (Non-Tax Equivalent)		$351,480	3.39%		$355,371	3.49%
Net Interest Margin (Tax Equivalent)			3.40%			3.50%

Total Deposit Cost (without debt and other borrowings)			1.90%			1.44%
Overall Cost of Funds (including demand deposits)			1.99%			1.52%

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$653,173	$22,964	4.70%	$843,423	$31,610	5.01%
Investment securities (taxable) (1)	6,474,629	116,391	2.40%	7,141,552	123,149	2.31%
Investment securities (tax-exempt) (1)	810,345	17,072	2.81%	836,879	17,687	2.83%
Loans held for sale	73,013	4,393	8.04%	31,367	1,487	6.34%
Acquired loans, net	5,394,641	252,221	6.25%	6,765,169	306,873	6.06%
Non-acquired loans	27,559,419	1,179,516	5.72%	24,356,337	948,165	5.20%
Total interest-earning assets	40,965,220	1,592,557	5.19%	39,974,727	1,428,971	4.78%
Noninterest-Earning Assets:
Cash and due from banks	437,146			479,715
Other assets	4,407,017			4,457,343
Allowance for credit losses	(465,400)			(384,446)
Total noninterest-earning assets	4,378,763			4,552,612
Total Assets	$45,343,983			$44,527,339

Interest-Bearing Liabilities:
Transaction and money market accounts	$19,712,296	$367,626	2.49%	$17,468,145	$199,697	1.53%
Savings deposits	2,515,755	5,541	0.29%	3,056,549	5,626	0.25%
Certificates and other time deposits	4,353,545	130,395	4.00%	3,956,959	85,350	2.88%
Federal funds purchased	277,139	11,168	5.38%	215,184	8,005	4.97%
Securities sold with agreements to repurchase	269,842	4,239	2.10%	335,416	2,674	1.07%
Corporate and subordinated debentures	391,775	18,014	6.14%	392,145	17,572	5.99%
Other borrowings	238,321	9,899	5.55%	309,158	11,670	5.05%
Total interest-bearing liabilities	27,758,673	546,882	2.63%	25,733,556	330,594	1.72%
Noninterest-Bearing Liabilities:
Demand deposits	10,500,570			12,018,931
Other liabilities	1,471,183			1,505,077
Total noninterest-bearing liabilities (“Non-IBL”)	11,971,753			13,524,008
Shareholders’ equity	5,613,557			5,269,775
Total Non-IBL and shareholders’ equity	17,585,310			18,793,783
Total Liabilities and Shareholders’ Equity	$45,343,983			$44,527,339

Net Interest Income and Margin (Non-Tax Equivalent)		$1,045,675	3.41%		$1,098,377	3.67%
Net Interest Margin (Tax Equivalent)			3.42%			3.68%

Total deposit cost (without debt and other borrowings)			1.81%			1.06%
Overall Cost of Funds (including demand deposits)			1.91%			1.17%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities decreased by $2.2 million and $7.4 million, respectively, in the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023. The average balance of investment securities decreased $550.1 million and $693.5 million, respectively, for the three and nine months ended September 30, 2024, from the comparable periods in 2023. The yield on the investment securities increased 6 basis points and 9 basis points, respectively, during the three and nine months ended September 30, 2024, compared to the same periods in 2023 due to the rising rate environment. While the Bank reduced the size of its investment securities portfolio, the yield on the investment securities increased as the Company reinvested cash flows from securities in a higher interest rates environment in the three and nine months ended September 30, 2024, compared to the same periods in 2023, resulting in a higher yield in 2024.

Loans

Interest earned on loans held for investment increased $48.1 million to $491.4 million and increased $176.7 million to $1.4 billion, respectively, during the three and nine months ended September 30, 2024, from the comparable periods in 2023. Interest earned on loans held for investment included loan accretion income recognized during the three and nine months ended September 30, 2024, and 2023 of $2.9 million, $11.5 million, $4.1 million and $16.9 million, respectively, a decrease of $1.2 million and $5.4 million, respectively. Some key highlights for the quarter ended September 30, 2024, are outlined below:

●	Our non-TE yield on total loans increased 33 basis points in the third quarter of 2024 compared to the same period in 2023 due to a 43 basis-point increase in the yield on the non-acquired loan portfolio and a 2 basis-point increase in the yield on the acquired loan portfolio.
o	The yield on the acquired loan portfolio increased slightly from 6.15% in the third quarter of 2023 to 6.17% in the same period in 2024, while interest income on the acquired loan portfolio declined by $20.6 million during the same period.
◾	The interest income on acquired loans decreased by $20.6 million, due to a $1.3 billion decrease in average balance during the third quarter of 2024 compared to the same period in 2023. The average balance decreased due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio. The effect from the decline in average acquired loans balance was partially offset by the increase in yield of 2 basis points.
o	The yield on the non-acquired loan portfolio increased 43 basis points to 5.80% in the third quarter of 2024 compared to 5.37% in the same period in 2023. Interest income on the non-acquired loan portfolio increased $68.7 million during the same period.
◾	The increases in both yield and interest income on non-acquired loans were attributable to both an increase in the average loan balance of $2.9 billion during the third quarter of 2024 compared to the same period in 2023, primarily through organic loan growth and renewals of acquired loans that are moved to our non-acquired loan portfolio, along with a higher yield of 43 basis points due to the higher rate environment.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased by $1.5 billion, or 5.7%, in the third quarter of 2024 compared to the same period in 2023. The cost of interest-bearing liabilities increased by 56 basis points to 2.73% and the overall cost of funds, including demand deposits, increased by 47 basis points to 1.99% in the third quarter of 2024, compared to the same period in 2023. Some key highlights for the quarter ended September 30, 2024, compared to the same period in 2023 include:

●	The cost of interest-bearing deposits was 2.63% for the third quarter of 2024 compared to 2.08% for the same period in 2023.
o	Interest expense on interest-bearing deposits increased by $44.0 million in the third quarter of 2024 compared to the same period in 2023 primarily due to interest expense on transaction and money market accounts and certificate and other time deposits increased. Interest expense on transaction and money market accounts and certificates and other time deposits increased by $36.1 million and $7.9 million, respectively, while interest expense on savings declined by $26,000. One factor driving the increase in average cost and interest expense was the repricing of deposits in the higher rate environment in 2024 compared to the second quarter of 2023. The increase in the cost of interest-bearing deposits lagged the increase in the yield on interest-earning assets during this higher interest rate cycle and has caught up in the latter half of 2023 and into the first half of 2024.
o	The average balance of interest-bearing deposits increased by $1.3 billion, primarily due to a $1.6 billion average balance increase of transaction and money market accounts and a $75.6 million average balance increase of certificates and other time deposits, which drove up interest expense. The increase in the average balance of transaction and money market accounts was partially offset by a decrease in the average saving deposits of $391.4 million.
●	The cost of federal funds purchased increased 22 basis points while the average balance increased $67.9 million in the third quarter of 2024, which drove the $1.1 million increase in interest expense compared to the same period in 2023.
●	The cost of repurchase agreements was 2.34% for the third quarter of 2024 compared to 1.52% for the same period in 2023. The effects from the increase in the cost of repurchase agreements, partially offset by the effects from a decline in the average balance of $45.2 million, drove the increase in the interest expense of $356,000 during the third quarter of 2024 compared to the same period in 2023.
●	The cost on the corporate and subordinated debt remained flat increasing only by 1 basis point to 6.10% for the three months ended September 30, 2024, compared to the same period in 2023, while the average balance decreased by $373,000. Interest expense from corporate and subordinated debentures decreased by $7,000 during the third quarter of 2024 compared to the same period in 2023 due to the decrease in average balance.

●	The cost of other borrowings, consisting of FHLB advances, for the three months ended September 30, 2024, was 5.57% and interest expense was $3.1 million compared to 5.50% and $889,000 during the third quarter of 2023. The increase in interest expense was due to an increase in the average balance of other borrowings of $155.4 million to $219.6 million during the third quarter of 2024 compared to $64.1 million during the same period in 2023. The Company used FHLB advances in 2024 to provide additional liquidity as the competition for deposits increased during the year.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $0.9 billion, or 8.4%, to $10.4 billion in the third quarter of 2024 compared to $11.4 billion during the same period in 2023. The decrease in the average balance of noninterest bearing deposits was due to customers moving funds from noninterest bearing checking accounts to interest bearing checking accounts such as money market and time deposits, seeking higher yields.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2024, and 2023, noninterest income comprised 17.6%, and 17.0%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2024, and 2023, noninterest income comprised 17.5%, and 16.8%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges on deposit accounts	$23,712	$22,657	$69,271	$65,525
Debit, prepaid, ATM and merchant card related income	10,274	10,173	31,702	30,265
Mortgage banking income	3,189	2,478	15,270	11,164
Trust and investment services income	11,578	9,556	33,060	29,316
Correspondent banking and capital markets income	9,893	12,916	19,064	45,697
Securities gains, net	—	—	—	45
SBA income	3,875	3,033	12,193	9,640
Bank owned life insurance income	8,276	7,039	22,540	20,123
Other	4,137	4,996	18,617	9,642
Total noninterest income	$74,934	$72,848	$221,717	$221,417

Noninterest income increased slightly by $2.1 million, or 2.9%, during the third quarter of 2024 compared to the same period in 2023. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher by $1.1 million, or 4.7%, during the current quarter compared to the same period of the prior year. The increase was mainly attributable to a $973,000 increase in overdraft fees in the third quarter of 2024 compared to the same period in 2023.
●	Trust and investment services income for the third quarter of 2024 increased by $2.0 million, or 21.2%, from the third quarter of 2023, as assets under management have increased by $1.5 billion, or 19.8%.
●	Correspondent banking and capital markets income in the third quarter of 2024 decreased by $3.0 million, or 23.4%, compared to the same quarter in 2023. The decline was primarily related to a decrease of $6.3 million in income generated from the sale of customer swap ARC hedges during the third quarter of 2024 compared to the third quarter of 2023 resulting from the comparatively higher interest rate environment in 2024. The decline was offset by a $4.4 million decrease in the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $7.5 million related to variation margin payments in the third quarter of 2024 compared to an expense of $11.9 million in the third quarter of 2023.
●	Bank owned life insurance income increased $1.2 million, or 17.6%, during the third quarter of 2024 compared to the same period in 2023. This increase was primarily due to higher death proceeds on BOLI policies received during the third quarter of 2024 compared to the same period in 2023.

Noninterest income increased by $300,000, or 0.1%, during the nine months ended September 30, 2024, compared to the same period in 2023. This year-to-date change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2024 by $3.7 million, or 5.7%, compared to 2023. The increase was mainly attributable to a $3.0 million increase in overdraft fees and a $849,000 increase in service charge account maintenance fees in 2024 compared to 2023.
●	Debit, prepaid, ATM and merchant card related income was higher by $1.4 million, or 4.7%, in 2024 compared to 2023. The increase in debit, ATM, prepaid and merchant card related income was primarily due to lower card and ATM system related expense of $1.1 million.
●	Mortgage banking income increased by $4.1 million, or 36.8%, in 2024 compared to 2023, which comprised of a $4.8 million, or 69.2%, increase in secondary market mortgage income and a decrease of $694,000, or 16.4%, in mortgage servicing related income. Mortgage production declined from $1.8 billion in the first nine months of 2023 to $1.5 billion in the first nine months of 2024 with relatively higher mortgage rates continuing during 2024, however we allocated a higher percentage of mortgage production to the secondary market in 2024 compared to 2023 from 38% to 57%.
o	Mortgage income from the secondary market increased by $4.8 million between the comparable periods resulting from a $3.3 million increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, a $740,000 increase in the fair value of loans held for sale, the change in fair value of the pipeline of $434,000, and a $337,000 increase in the fair value of MBS forward trades. Mortgage commission expense was $8.7 million in 2024 compared to $6.5 million in 2023.
o	The decrease in mortgage servicing related income, net of the hedge, in 2024 was due to a $876,000 decrease in the change in fair value of the MSR including decay, offset by a $182,000 increase in service fee income. The decrease in fair value of the MSR between the comparable periods was primarily due to a decrease in the change in fair value from interest rates of $4.8 million and a $179,000 decline in MSR decay, offset by a $4.1 million increase from gains/losses on the MSR hedge.
●	Correspondent banking and capital markets income for 2024 decreased by $26.6 million, or 58.3%, compared to 2023. The decline was primarily related to a decrease of $24.1 million in income generated from the sale of customer swap ARC hedges in 2024 compared to 2023 resulting from the comparatively higher interest rate environment in 2024. The decline was also due to fixed income revenue being lower by $981,000 in 2024 compared to 2023. In addition, the expense attributable to the variation margin payments for centrally cleared swaps increased where we recorded an expense of $29.2 million related to variation margin payments in the 2024 compared to an expense of $28.8 million in 2023.
●	SBA income increased by $2.6 million, or 26.5% in 2024 compared to 2023. The increase was primarily attributable to an increase in gains on sale of SBA loans of $2.1 million due to an increase in the balances of loans sold of 21% in 2024.
●	Other income increased by $9.0 million, or 93.1%, in 2024 compared to 2023. This increase was due to approximately $5.2 million in income recognized on federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021, the Bank recognizing approximately $3.0 million in credits from an external vendor in 2024, and approximately $876,000 resulting from the release of accrued expense attributable to UTPs. Income from VISA merchant sponsorship program, in which the Bank earns fees by aiding merchants in processing transactions through VISA, also increased $651,000.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Salaries and employee benefits	$150,865	$146,146	$452,753	$437,548
Occupancy expense	22,242	22,251	67,272	65,980
Information services expense	23,280	21,428	68,777	62,472
OREO and loan related expense	1,358	613	3,271	768
Amortization of intangibles	5,327	6,616	17,069	20,943
Business development and staff related expense	5,797	5,995	17,816	18,624
Supplies and printing	960	876	2,628	2,613
Postage expense	1,802	1,747	5,200	5,204
Professional fees	4,017	3,456	11,038	11,522
FDIC assessment and other regulatory charges	7,482	8,632	23,787	24,745
FDIC special assessment	—	—	4,473	—
Advertising and marketing	2,296	3,009	6,874	6,648
Merger, branch consolidation, severance related and other expense	3,303	164	13,602	11,384
Other	18,118	17,273	50,324	52,886
Total noninterest expense	$246,847	$238,206	$744,884	$721,337

Noninterest expense increased by $8.6 million, or 3.6%, in the third quarter of 2024 as compared to the same period in 2023. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $4.7 million, or 3.2%, in the third quarter of 2024 compared to the same period in 2023. The increase was primarily driven by higher employee benefit costs of $7.0 million, resulting from higher Supplemental Executive Retirement Plans (“SERP”) related expense. The lower SERP costs in the third quarter of 2023 was associated with prior year’s annual SERP liability adjustment due to increases in interest rates. In addition, salaries increased approximately $1.2 million resulting from merit increases. These increases were partially offset by a decrease in commissions of $2.3 million, which is mainly attributable to lower commissions related to the correspondent banking division resulting from lower bond sales and lower income from the ARC hedging program. Incentive expense also declined by $1.2 million during 2024.
●	Information services expense increased $1.9 million, or 8.6%, in the third quarter of 2024 compared to the same period in 2023. The increase was due to additional costs associated with the Company updating systems and expenses associated with transferring, managing, and processing data as it grows in size and complexity.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $1.3 million, or 19.5%.
●	FDIC assessment and other regulatory charges decreased $1.2 million, or 13.3%, in the third quarter of 2024 compared to the same period in 2023. The decrease was primarily attributed to a lower assessment rate, reflecting the Bank’s strengthened capital position year-over-year.
●	Merger, branch consolidation and severance related expense increased $3.1 million in the third quarter of 2024 compared to the same period in 2023. Of the $3.1 million increase in 2024, approximately $1.8 million pertains to costs associated with the previously announced acquisition of Independent and $1.3 million in the restructuring costs.

Noninterest expense increased by $23.5 million, or 3.3%, during the nine months ended September 30, 2024, compared to the same period in 2023. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Occupancy expense increased $1.3 million, or 2.0%. The increase was primarily due to increases in branch maintenance and repair and lease related expenses.
●	OREO and loan related expense increased to $2.5 million, or 325.9%, in 2024 compared to the same period in 2023. The increase was primarily due to a $1.5 million increase in Special Assets Management (“SAM”) related expenses including legal, tax and other costs and a $1.2 million increase in losses from the sales of OREO and other repossessed assets.
●	The Company accrued a total of $4.5 million in 2024 related to the FDIC’s special assessment introduced in 2023 to recover losses to the FDIC’s Deposit Insurance Fund resulting from the bank failures that occurred in early 2023. The Bank increased its accrual of the FDIC special assessment during the first and second quarter of 2024 based upon estimates of losses provided by the FDIC.
●	Merger, branch consolidation and severance related expense increased by $2.2 million, or 19.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase was primarily due to approximately $8.0 million increase in one-time costs associated with the cybersecurity incident, along with approximately $1.8 million increase in merger costs. These increases were offset by a decrease in restructuring costs of $7.7 million.

●	Other noninterest expense decreased $2.6 million, or 4.8% in 2024 compared to the same period in 2023. This decrease was primarily driven by a $6.3 million reduction due to the amortization of LIHTCs being recorded in income tax expense, effective January 1, 2024, following the adoption of ASU 2023-02, a $2.3 million decrease in donations, a $2.2 million decrease in miscellaneous expense which was mainly related to a release in accrued expense for an uncertain tax position (“UTP”) of $2.0 million in the second quarter of 2024, and a $1.9 million decrease in other operational expenses. These decreases were offset by a $10.8 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided.

Income Tax Expense

Our effective tax rate was 23.24% for the three months ended September 30, 2024, compared to 21.08% for the three months ended September 30, 2023. The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven primarily by amortization of LIHTCs now being recorded as part of income tax expense as a result of the adoption of the proportional amortization under ASU 2023-02 effective January 1, 2024, as well as an increase in pre-tax book income and a decrease in disallowed interest expense. This was partially offset by a decrease in disallowed FDIC premiums and an increase in non-deductible merger expenses recorded during the current period.

Our effective tax rate for the first nine months of the year was 23.84% compared to 21.60% for the first nine months of 2023. The increase in the year-to-date effective tax rate compared to the same period of 2023 was primarily driven by amortization of LIHTC investments, an increase in pre-tax book income, a decrease in federal tax credits available in the current period, partially offset by a decrease in disallowed executive compensation and a decrease in disallowed interest expense. In addition, the Company recorded approximately $2.8 million in income tax provision during the first quarter of 2024 related to the revaluation of its deferred income taxes and other tax adjustments.

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.2 billion, or 2.6%, from December 31, 2023, to September 30, 2024, to approximately $46.1 billion. Within total assets, cash and cash equivalents increased by $213.8 million, or 21.4% and net loans increased $1.1 billion, or 3.6%, while investment securities decreased $386.7 million, or 5.2%, during the period. Within total liabilities, deposits grew $589.3 million, or 1.6%, and federal funds purchased and securities sold under agreements to repurchase increased by $49.1 million, or 10.0%. Total borrowings increased by $199.7 million, or 40.6%. Total shareholder’s equity increased $371.5 million, or 6.7%. The increase in cash and cash equivalents was primarily due to the increase in deposits of $589.3 million, and other borrowings of $199.7 million along with the decline in investments of $386.7 million resulting from maturities and pay downs of mortgage-backed securities. The increase in deposits was mainly attributable to an increase in money market accounts and certificate of deposits. The increase in borrowings was due to a net increase in FHLB advances of $200.0 million compared to December 31, 2023. The increases in funding sources were mostly offset by the increase in loans of $1.2 billion, which was due to normal organic growth. Our loan to deposit ratio was 89% and 87% at September 30, 2024 and December 31, 2023, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 28% and 29%, respectively at September 30, 2024, and December 31, 2023.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At September 30, 2024, investment securities totaled $7.1 billion, compared to $7.5 billion at December 31, 2023, a decrease of $386.7 million, or 5.2%. At September 30, 2024, approximately 64.5% of the investment portfolio was classified as available for sale, approximately 32.5% was classified as held to maturity and approximately 3.0% was classified as other investments. During the nine months ended September 30, 2024, we purchased $140.1 million of capital stock of the Federal Home Loan Bank of Atlanta classified as other investment securities on the balance sheet of which we sold back $130.6 million. The net increase to the capital stock holding for the Federal Home Loan Bank of Atlanta of $9.5 million during the nine months of 2024 was due to the increase in Federal Home Loan Bank borrowings. During the nine months ended September 30, 2024, the Bank purchased $60.7 million of available for sale securities. There were maturities, paydowns, and calls of investment securities totaling $589.1 million during the nine months ended September 30, 2024. Net amortization of premiums was $14.6 million during the nine months ended September 30, 2024.

At September 30, 2024, the unrealized net losses of the available for sale securities portfolio was $639.8 million, or 12.3%, below its amortized cost basis, compared to an unrealized net loss of $776.6 million, or 14.0%, at December 31, 2023. At September 30, 2024, the unrealized net loss of the held to maturity securities portfolio was $337.6 million, or 14.7%, below its amortized cost basis, compared to an unrealized net loss of $402.7 million, or 16.2%, at December 31, 2023.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
September 30, 2024
U.S. Treasuries	$2,684	$2,685	$1	$2,684	$—
U.S. Government agencies	338,448	303,724	(34,724)	338,448	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	3,035,720	2,630,424	(405,296)	93	3,035,627
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises*	994,285	853,709	(140,576)	—	994,285
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises*	1,565,275	1,348,998	(216,277)	20,621	1,544,654
State and municipal obligations	1,123,634	989,303	(134,331)	1,121,091	2,543
Small Business Administration loan-backed securities	414,960	371,282	(43,678)	414,960	—
Corporate securities	30,499	27,984	(2,515)	—	30,499
	$7,505,505	$6,528,109	$(977,396)	$1,897,897	$5,607,608

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

At September 30, 2024, we had 1,204 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $980.6 million. At December 31, 2023, we had 1,232 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.2 billion. The total number of investment securities with an unrealized loss position decreased, while the total dollar amount of the unrealized loss decreased by $200.6 million. The level of unrealized losses for each period is due to an overall increase in short- and long-term interest rates in 2022 and 2023. The reduction in the unrealized losses in the third quarter of 2024 was due to the Federal Reserve Bank dropping interest rates by 50 basis points during the quarter and the expectation that further rate cuts could come in the fourth quarter of 2024 and into 2025.

All investment securities in an unrealized loss position as of September 30, 2024, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of September 30, 2024:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$14,365	2.32%	$—	—%	$132,906	1.73%	$—	—%	$147,271	1.79%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	142,554	1.97	1,190,709	1.81	1,333,263	1.83
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	419,838	2.56	419,838	2.56
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,471	0.94	169,398	1.49	143,991	1.58	349,860	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	51,075	1.20	51,075	1.20
Total held to maturity	$14,365	2.32%	$36,471	0.94%	$444,858	1.72%	$1,805,613	1.95%	$2,301,307	1.89%
Available for Sale (fair value)
U.S. Government treasuries	$2,685	4.79%	$—	—%	$—	—%	$—	—%	$2,685	4.79%
U.S. Government agencies	71,380	2.31	22,646	1.63	81,698	1.69	—	—	175,724	1.89
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	168	2.77	4,160	2.24	141,728	2.37	1,340,030	1.99	1,486,086	2.02
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	122	2.47	6,022	2.44	8,164	2.27	477,934	2.15	492,242	2.16
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	589	2.89	220,027	2.88	590,534	1.94	249,679	1.78	1,060,829	2.08
State and municipal obligations (1)	4,989	3.54	31,120	3.17	156,977	2.52	796,217	2.81	989,303	2.78
Small Business Administration loan-backed securities	4,364	2.71	33,224	3.09	88,896	4.20	203,026	2.76	329,510	3.16
Corporate securities	—	—	10,323	5.94	16,901	4.14	760	4.50	27,984	4.81
Total available for sale	$84,297	2.49%	$327,522	2.92%	$1,084,898	2.28%	$3,067,646	2.26%	$4,564,363	2.31%
Total other investments (2)	$—	—%	$—	—%	$—	—%	$211,458	4.42%	$211,458	4.42%
Total investment securities	$98,662	2.46%	$363,993	2.72%	$1,529,756	2.12%	$5,084,717	2.24%	$7,077,128	2.24%
Percent of total	2%		5%		22%		72%
Cumulative percent of total	2%		7%		28%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”

Approximately 85.2% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 14.4% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 98% of the municipal bond portfolio has ratings in the Double A or Triple A category.

The Company did not sell any securities that are available for sale or held to maturity during the nine months ended September 30, 2024. As of September 30, 2024, the portfolio had an effective duration of 5.89 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	September 30, 2024		December 31, 2023
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$147,271	5.62	$197,267	5.03
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,333,263	5.57	1,438,102	6.40
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	419,838	6.09	444,883	6.24
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	349,860	5.77	354,055	4.06
Small Business Administration loan-backed securities	51,075	4.12	53,133	6.95
Total held to maturity	$2,301,307	5.67	$2,487,440	5.94
Available for Sale (fair value)
U.S. Treasuries	$2,685	0.12	$73,890	0.35
U.S. Government agencies	175,724	3.51	224,706	3.41
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,486,086	5.27	1,558,306	6.12
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	492,242	5.37	527,422	5.69
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,060,829	5.50	1,024,170	3.73
State and municipal obligations	989,303	8.01	977,461	8.62
Small Business Administration loan-backed securities	329,510	2.82	371,686	3.81
Corporate securities	27,984	1.87	26,747	2.45
Total available for sale	$4,564,363	5.67	$4,784,388	5.65

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2024, we determined that there was no impairment on our other investment securities. As of September 30, 2024, other investment securities represented approximately $211.5 million, or 0.46% of total assets, and primarily consists of FHLB and FRB stock which totals $182.6 million, or 0.40% of total assets. There were no gains or losses on the sales of these securities for three and nine months ended September 30, 2024, and 2023, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and the Bank’s subsidiary, SouthState|DuncanWilliams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $87.1 million and $31.3 million, respectively, at September 30, 2024, and December 31, 2023.

Loans Held for Sale

The balance of loans held for sale increased $236.2 million from December 31, 2023, to $287.0 million on September 30, 2024. Loans held for sale at September 30, 2024 consisted of mortgage and SBA loans held for sale. At December 31, 2023 loans held for sale consisted only of mortgage loans held for sale.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $222.1 million at September 30, 2024. See Note – 20 – SBA Loans Held for Sale for more information. This new activity in SBA loans held for sale was the main reason for the significant increase in loans held for sale during the current period.

Mortgage loans held for sale totaled $64.9 million at September 30, 2024, an increase from $50.9 million at December 31, 2023. Total mortgage production was $506 million in the third quarter of 2024. This compares to $552 million in the second quarter of 2024 and $521 million in the third quarter of 2023. Mortgage production has remained flat in 2024 as mortgage rates have continued to remain high and housing inventory has remained low. The percentage of mortgage production sold into the secondary market decreased slightly in the third quarter of 2024 to 58% from 59% in the second quarter of 2024 but increased from 47% in the third quarter of 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	September 30,	% of	December 31,	% of
(Dollars in thousands)	2024	Total	2023	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$61,158	0.2%	$135,819	0.4%
Commercial non-owner-occupied	1,444,916	4.3%	1,730,990	5.4%
Commercial owner-occupied real estate	958,716	2.9%	1,115,539	3.4%
Consumer owner-occupied	447,841	1.3%	496,674	1.5%
Home equity loans	193,941	0.6%	227,789	0.7%
Commercial and industrial	668,444	1.9%	863,584	2.7%
Other income producing property	120,697	0.3%	148,361	0.5%
Consumer non real estate	63,108	0.2%	77,930	0.2%
Other	207	—%	227	—%
Total acquired - non-purchased credit deteriorated loans	3,959,028	11.7%	4,796,913	14.8%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	6,086	—%	9,506	—%
Commercial non-owner-occupied	368,732	1.1%	445,270	1.4%
Commercial owner-occupied real estate	283,410	0.8%	349,755	1.1%
Consumer owner-occupied	151,986	0.5%	169,923	0.5%
Home equity loans	23,970	0.1%	27,239	0.1%
Commercial and industrial	24,736	0.1%	39,951	0.1%
Other income producing property	27,219	0.1%	35,358	0.1%
Consumer non real estate	27,203	0.1%	31,811	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	913,342	2.8%	1,108,813	3.4%
Total acquired loans	4,872,370	14.5%	5,905,726	18.2%
Non-acquired loans:
Construction and land development	2,390,907	7.1%	2,778,189	8.6%
Commercial non-owner-occupied	7,432,775	22.2%	6,395,374	19.7%
Commercial owner-occupied real estate	4,302,590	12.8%	4,032,377	12.5%
Consumer owner-occupied	6,533,921	19.5%	5,928,408	18.3%
Home equity loans	1,298,055	3.9%	1,143,417	3.5%
Commercial and industrial	5,238,007	15.6%	4,601,004	14.2%
Other income producing property	462,370	1.4%	472,615	1.5%
Consumer non real estate	1,016,071	3.0%	1,123,909	3.5%
Other	1,126	—%	7,470	—%
Total non-acquired loans	28,675,822	85.5%	26,482,763	81.8%
Total loans (net of unearned income)	$33,548,192	100.0%	$32,388,489	100.0%

Total loans, net of deferred loan costs and fees (excluding loans held for sale), increased by $1.2 billion, or 4.8% annualized, to $33.5 billion at September 30, 2024. Our non-acquired loan portfolio increased by $2.2 billion, or 11.1% annualized, mainly driven by organic growth. Commercial non-owner-occupied loans, commercial and industrial loans, consumer owner-occupied loans, commercial owner-occupied real estate, and home equity loans led the way with $1.0 billion, $637.0 million, $605.5 million, $270.2 million and $154.6 million in year-to-date loan growth, respectively, or 21.7%, 18.5%, 13.6%, 9.0% and 18.1% annualized growth, respectively. The acquired loan portfolio decreased by $1.0 billion, or 23.4% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner-occupied loans, commercial owner-occupied loans and commercial and industrial loans, which decreased by $362.6 million, $223.2 million and $210.4 million, respectively, year-to-date. Acquired loans as a percentage of total loans decreased to 14.5% and non-acquired loans as a percentage of the overall portfolio increased to 85.5% at September 30, 2024. This compares to acquired loans as a percentage of total loans of 18.2% and non-acquired loans as a percentage of total loans of 81.8% at December 31, 2023.

Total commercial non-owner-occupied loans of $9.2 billion, approximately 27.6% of the total loans held for investment, was the largest category of the loan portfolio as of September 30, 2024. As of September 30, 2024, approximately 95% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $9.2 billion, approximately $1.3 billion, or 4% of the total loans, represented our office segment. Approximately 95% of the office segment was located in the Company’s footprint and approximately 10% was located within the metropolitan or central business district. The weighted average Debt Service Coverage (“DSC”) was 1.62x and the loan-to-value was 57%. For additional discussion around classified commercial non-owner-occupied loans, refer to the “Nonperforming Assets” section in this MD&A.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	Weighted-	Weighted-Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Average DSC (2)	Loan-to-Value (3)	Non-Accrual	Accruing	Special Mention
September 30, 2024
Loan Type:
Retail	$2,098,257	$1,694	1.76	53%	—%	0.56%	0.37%
Multifamily	1,383,067	3,129	1.46	52%	—%	7.27%	4.50%
Warehouse/Industrial	1,271,271	1,734	1.66	57%	—%	3.18%	0.32%
Office	1,261,833	1,436	1.62	57%	1.40%	8.68%	4.84%
Hotel	978,454	4,637	2.07	55%	—%	6.51%	3.13%
Medical	617,960	1,884	1.69	56%	—%	1.37%	1.11%
Other	521,344	1,244	1.55	56%	—%	1.15%	9.71%
Self Storage	451,315	3,640	1.47	56%	—%	11.97%	1.04%
Special Use	191,454	1,679	1.58	56%	—%	—%	4.64%

(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of September 30, 2024.
(2)	Weighted average DSC information from the Company’s December 31, 2023 stress test using commitment balances, totaling approximately $6.2 billion. The Weighted average DSC information excludes loans below $1.5 million, unless part of a larger relationship.
(3)	Weighted-average Loan-to-Value as of September 30, 2024.

Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures

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

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending September 30, 2024, as well as the prior quarter, management selected a baseline weighting of 40%, a 30% weighting for an upside scenario and a 30% weighting for the more severe scenario. The scenario weightings were unchanged from the prior quarter. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, high interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still show resilience and actual loan losses remain at low levels, continued projected borrower weakness related to high interest rates, uncertainty, and lingering chances of an economic downturn continue to moderate optimism in the path of the forecast and kept expected losses mostly flat. A decrease in unfunded commitments primarily in commercial construction drove a provision release of approximately $7.0 million during the third quarter of 2024.

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

As of September 30, 2024, the balance of the ACL was $468.0 million or 1.39% of total loans. The ACL decreased $4.3 million from the balance of $472.3 million recorded at June 30, 2024. This decrease during the third quarter of 2024 included $1.8 million in provision for credit losses and $6.1 million in net charge-offs. During the nine months ended September 30, 2024, the Company recorded a provision for credit losses based on loan growth and current forecasts applied to our modeling to adequately capture potential economic recessionary risks.

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

At September 30, 2024, the Company had a reserve on unfunded commitments of $41.5 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $50.3 million at June 30, 2024, and $56.3 million at December 31, 2023. During the three and nine months ended September 30, 2024, the Company recorded a decrease in the reserve for unfunded commitments of $8.7 million and $14.8 million, respectively. For the prior comparative period, the Company recorded a decrease in the reserve for unfunded commitments of $1.1 million and $4.9 million, respectively, during three and nine months ended September 30, 2023. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the nine months ended September 30, 2024.

The ACL provides 2.47 times coverage of nonperforming loans at September 30, 2024. Net charge-offs to total average loans during three and nine months ended September 30, 2024, were 0.07% and 0.05%, respectively, compared to net charge-offs to total average loans of 0.16% and 0.08%, respectively, during the three and nine months ended September 30, 2023. We continued to experience solid and stable asset quality numbers and ratios as of September 30, 2024.

The following table provides the allocation, by segment, for expected credit losses as of September 30, 2024:

	September 30, 2024
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$52,695	22.6%
Residential Mortgage Junior	501	0.1%
Revolving Mortgage	18,832	4.7%
Residential Construction	7,482	1.2%
Other Construction and Development	68,665	6.0%
Consumer	19,399	3.3%
Multifamily	17,124	4.1%
Municipal	2,019	2.3%
Owner-Occupied Commercial Real Estate	84,221	16.5%
Non-Owner-Occupied Commercial Real Estate	122,367	23.6%
Commercial and Industrial	74,676	15.6%
Total	$467,981	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$(132)	$7,487,639	(0.01)%	$183	$6,599,684	0.01%
Residential Mortgage Junior	8	20,384	0.16%	28	11,393	0.98%
Revolving Mortgage	175	1,564,733	0.04%	138	1,422,385	0.04%
Residential Construction	9	470,045	0.01%	3	850,598	0.00%
Other Construction and Development	57	2,028,932	0.01%	59	1,926,448	0.01%
Consumer	(1,731)	1,125,897	(0.61)%	(2,478)	1,257,109	(0.78)%
Multifamily	—	1,257,500	—%	—	935,274	—%
Municipal	—	765,245	—%	—	742,210	—%
Owner-Occupied Commercial Real Estate	(532)	5,536,233	(0.04)%	324	5,580,497	0.02%
Non-Owner-Occupied Commercial Real Estate	218	7,960,917	0.01%	511	7,713,488	0.03%
Commercial and Industrial	(4,152)	5,170,150	(0.32)%	(11,965)	4,765,674	(1.00)%
Total	$(6,080)	$33,387,675	(0.07)%	$(13,197)	$31,804,760	(0.16)%

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$(296)	$7,319,600	(0.01)%	$740	$6,229,619	0.02%
Residential Mortgage Junior	97	17,520	0.74%	36	11,799	0.41%
Revolving Mortgage	634	1,526,945	0.06%	876	1,405,853	0.08%
Residential Construction	(273)	552,530	(0.07)%	97	859,274	0.02%
Other Construction and Development	(954)	2,020,287	(0.06)%	513	1,920,982	0.04%
Consumer	(4,476)	1,163,430	(0.51)%	(7,120)	1,260,683	(0.76)%
Multifamily	66	1,145,881	0.01%	—	848,326	—%
Municipal	—	753,758	—%	—	731,129	—%
Owner-Occupied Commercial Real Estate	(414)	5,515,986	(0.01)%	675	5,537,247	0.02%
Non-Owner-Occupied Commercial Real Estate	70	7,905,294	—%	900	7,571,356	0.02%
Commercial and Industrial	(7,438)	5,032,829	(0.20)%	(14,262)	4,745,240	(0.40)%
Total	$(12,984)	$32,954,060	(0.05)%	$(17,545)	$31,121,508	(0.08)%

The following tables present summary of ACL for the three and nine months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024			2023
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$447,628	$24,670	$472,298	$384,296	$43,096	$427,392
Loans charged-off	(7,717)	(886)	(8,603)	(17,340)	(630)	(17,970)
Recoveries of loans previously charged off	2,148	375	2,523	2,606	2,167	4,773
Net (charge-offs) recoveries	(5,569)	(511)	(6,080)	(14,734)	1,537	(13,197)
Provision (recovery) for credit losses	2,563	(800)	1,763	40,288	(6,527)	33,761
Balance at end of period	$444,622	$23,359	$467,981	$409,850	$38,106	$447,956

Total loans, net of unearned income:
At period end	$33,548,192			$32,016,672
Average	33,387,675			31,804,760
Net charge-offs as a percentage of average loans (annualized)	0.07%			0.16%
Allowance for credit losses as a percentage of period end loans	1.39%			1.40%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	247.28%			269.98%

	Nine Months Ended September 30,
	2024			2023
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444
Loans charged-off	(21,767)	(3,366)	(25,133)	(29,372)	(803)	(30,175)
Recoveries of loans previously charged off	8,534	3,615	12,149	7,783	4,847	12,630
Net (charge-offs) recoveries	(13,233)	249	(12,984)	(21,589)	4,044	(17,545)
(Recovery) provision for credit losses	33,979	(9,587)	24,392	121,833	(12,776)	109,057
Balance at end of period	$444,622	$23,359	$467,981	$409,850	$38,106	$447,956

Total loans, net of unearned income:
At period end	$33,548,192			$32,016,672
Average	32,954,060			31,121,506
Net charge-offs as a percentage of average loans (annualized)	0.05%			0.08%
Allowance for credit losses as a percentage of period end loans	1.39%			1.40%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	247.28%			269.98%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2024	2024	2023	2023	2023
Non-acquired:
Nonaccrual loans	$101,438	$102,295	$106,189	$110,467	$105,579
Accruing loans past due 90 days or more	6,890	5,843	2,497	11,305	783
Restructured loans - nonaccrual	9,802	8,479	—	—	277
Total non-acquired nonperforming loans	118,130	116,617	108,686	121,772	106,639
Other real estate owned (“OREO”) (1) (6)	751	2,555	1,035	228	118
Other nonperforming assets (2)	466	321	554	483	331
Total non-acquired nonperforming assets	119,347	119,493	110,275	122,483	107,088
Acquired:
Nonaccrual loans (3)	64,167	71,549	62,612	58,916	57,464
Accruing loans past due 90 days or more	389	916	135	1,174	1,821
Restructured loans - nonaccrual	6,564	6,738	839	839	—
Total acquired nonperforming loans	71,120	79,203	63,586	60,929	59,285
Acquired OREO (1) (7)	448	502	609	609	316
Other acquired nonperforming assets (2)	45	96	46	103	62
Total acquired nonperforming assets	71,613	79,801	64,241	61,641	59,663
Total nonperforming assets	$190,960	$199,294	$174,516	$184,124	$166,751

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.42%	0.43%	0.41%	0.46%	0.42%
Total nonperforming assets as a percentage of total assets (5)	0.26%	0.26%	0.24%	0.27%	0.24%
Nonperforming loans as a percentage of period end loans (4)	0.41%	0.42%	0.40%	0.46%	0.41%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.57%	0.60%	0.53%	0.57%	0.52%
Total nonperforming assets as a percentage of total assets (5)	0.41%	0.44%	0.39%	0.41%	0.37%
Nonperforming loans as a percentage of period end loans (4)	0.56%	0.59%	0.53%	0.56%	0.52%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $5.2 million, $6.1 million, $9.0 million, $9.0 million, and $11.8 million as of September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $0, $0, $0, $3.4 million, and $3.4 million as of September 30, 2024, June 30, 2024, March 31, 2024, December 31, 2023, and September 30, 2023, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $191.0 million, or 0.57% of total loans and repossessed assets, at September 30, 2024, an increase of $6.8 million, or 3.7%, from December 31, 2023. Total nonperforming loans were $189.3 million, or 0.56%, of total loans, at September 30, 2024, an increase of $6.5 million, or 3.6%, from December 31, 2023. Non-acquired nonperforming loans decreased by $3.6 million from December 31, 2023. The decrease in non-acquired nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $22.2 million, a decrease in accruing loans past due 90 days or more of $4.4 million, offset by an increase in consumer nonaccrual loans of $13.2 million and restructured nonaccrual loans of $9.8 million. The accruing loans past due 90 days or more decreased by $4.4 million at September 30, 2024, compared to December 31, 2023, due primarily to a decrease in accruing loans past due 90 days or more of factored receivables, which are trade credits rather than promissory notes loans that are deemed to be low risk. The increase in restructured nonaccrual loans of $9.8 million was primarily due to two commercial loans that were modified under a term extension agreement. Acquired nonperforming loans increased $10.2 million from December 31, 2023. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $4.7 million, an increase in restructured nonaccrual loans of $5.7 million, an increase in consumer nonaccrual loans of $600,000, offset by a decline in accruing loans past due 90 days or more of $800,000.

As discussed previously under the “Loans” section in this MD&A, commercial non-owner-occupied loans represented the largest category of the loan portfolio as of September 30, 2024. We continued to experience solid and stable asset quality for these loans as of September 30, 2024, as approximately 0.2% of the total commercial non-owner-occupied loans were on non-accrual. In addition, approximately 5.1% and 2.6% of the total commercial non-owner-occupied loans were classified as substandard and still accruing, and special mention, respectively. The majority of these classified assets are mainly related to debt service coverage policy violations as interest rates have risen. However, most of these loans are still performing, are strongly collateralized and have strong borrowers supporting the loans. For additional information on the Company’s monitoring process for classified loans and a description of the general characteristics of the risk grades, refer to Note 6 — Loans in this Quarterly Report on Form 10-Q.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $862.0 million, or 4.4% annualized, to $27.3 billion at September 30, 2024, from $26.4 billion at December 31, 2023. This increase mainly driven by growth in money market accounts of $1.1 billion, including $174.3 million in reciprocal insured money market deposits and time deposits of $404.7 million. This increase was partially offset by declines in interest-bearing checking accounts of $428.4 million and savings deposits of $189.6 million. Customers continue to move funds from lower yielding deposit products seeking higher yields in money market accounts and time deposits. Federal funds purchased related to the Correspondent Banking Division and securities sold under agreements to repurchase were $538.3 million at September 30, 2024, a $49.1 million increase from December 31, 2023. Other borrowings, consisting of FHLB borrowings, increased to $300.0 million at September 30, 2024 from $100.0 million at December 31, 2023. Corporate and subordinated debentures declined by $278,000 to $391.7 million. Some key highlights are outlined below:

●	As noted above, the Company’s higher costing money market accounts and time deposits increased during the first nine months of 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits. Average interest-bearing deposits increased by $1.3 billion to $26.9 billion for the quarter ended September 30, 2024, compared to the same period in 2023. For more information on the composition of our total deposits, see Note 9 – Deposits.
●	Other borrowings, consisting of FHLB borrowings, increased $200.0 million to $300.0 million at September 30, 2024, from $100.0 million at December 31, 2023. The Company borrowed additional FHLB borrowings in the first nine months of 2024 to provide additional liquidity.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2024, the period end balance of noninterest-bearing deposits of $10.4 billion declined slightly compared to the balance at December 31, 2023 of $10.6 billion. Average noninterest-bearing deposits were $10.4 billion for the third quarter of 2024 compared to $11.4 billion for the third quarter of 2023. This decrease in the average noninterest bearing deposits from the quarter ended September 30, 2023, was mainly due to customers seeking higher yields in the comparatively higher rate environment. Also, customers have less excess cash as funds from government support programs related to the COVID-19 pandemic have declined, as well as the resulting effects of higher costs related to inflation.

Uninsured Deposits

At September 30, 2024, and December 31, 2023, the Company had approximately $13.9 billion and $14.2 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2024, shareholders’ equity was $5.9 billion, an increase of $371.5 million, or 6.7%, from December 31, 2023.

The following table shows the changes in shareholders’ equity during 2024:

(Dollars in thousands)
Total shareholders' equity at December 31, 2023	$5,533,098
Net income	390,605
Cumulative adjustment pursuant to adoption of ASU 2023-02	(10,246)
Dividends paid on common shares ($1.58 per share)	(120,391)
Dividends paid on restricted stock units	(1,260)
Net increase in market value of securities available for sale, net of deferred taxes	102,896
Stock options exercised	3,993
Employee stock purchases	1,484
Equity based compensation	20,898
Common stock repurchased pursuant to stock repurchase plan	(7,985)
Common stock repurchased - equity plans	(8,698)
Stock issued in lieu of cash - directors fees	186
Total shareholders' equity at September 30, 2024	$5,904,580

The Company did not repurchase any shares under the 2022 Stock Repurchase Plan in the third or second quarter of 2024. The Company repurchased 100,000 shares, at an average price of $79.85 per share for a total of $8.0 million under the 2022 Stock Repurchase Plan during the first quarter of 2024. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2024, a total of 3,920,021 authorized shares remains available for repurchase.

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

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with 25% phased out in 2024. At September 30, 2024, approximately $15.3 million was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of September 30, 2024.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2024	2023
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	12.37%	11.75%
Tier 1 risk-based capital	6.00%	12.37%	11.75%
Total risk-based capital	10.00%	14.72%	14.08%
Tier 1 leverage	N/A	9.98%	9.42%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	13.15%	12.52%
Tier 1 risk-based capital	8.00%	13.15%	12.52%
Total risk-based capital	10.00%	14.41%	13.75%
Tier 1 leverage	5.00%	10.59%	10.03%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all improved compared to December 31, 2023. All of these ratios mainly improved due to net income recognized during the nine months ended September 30, 2024 of $390.6 million. Tier 1 capital increased by 6.5% and 6.3% at both the Company and Bank, respectively, with the increase in equity from the net income recognized. Total risk-based capital increased by 5.8% and 6.1% at both the Company and Bank, respectively, with the increase in equity resulting from net income along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained reasonably flat compared to the fourth quarter of 2023 with average assets for both the Company and Bank increasing by 0.6% and risk-based assets increasing by 1.2%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio, net noncore funding dependence ratio, On-hand liquidity to total liabilities ratio, the percentage of securities pledged to total securities, and the ratio of brokered deposits to total deposits. As of September 30, 2024, the Company was operating within its liquidity policy limits.

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

Overall, total loans increased $1.2 billion, or 4.8% annualized in first nine months of 2024. Our non-acquired loan portfolio increased by approximately $2.2 billion, or approximately 11.1% annualized, compared to the balance at December 31, 2023. The increase from December 31, 2023 was mainly related to organic growth and renewals on acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $1.0 billion from the balance on December 31, 2023, through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) decreased by approximately $386.7 million compared to the balance at December 31, 2023. The decrease in investment securities from December 31, 2023, was a result of maturities, calls, sales and paydowns of investment securities totaling $719.7 million and a reduction from the net amortization of premiums of $14.6 million. This decrease was partially offset by an increase in the market value of the available for sale investment securities portfolio of $136.8 million and purchases of investment securities of $200.8 million. Purchases of available for sale investment securities and other investment securities totaled $60.7 million and $140.2 million, respectively. There were no purchases of held to maturity securities during 2024. The purchases of other investment securities were related to capital stock with the Federal Home Loan Bank of which we sold back $130.6 million during 2024. The activity in the purchases and sales of the Federal Home Loan Bank Capital Stock was due to activity with FHLB borrowings during the year. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of September 30, 2024, the bank pledged 41.5% of the market value of its available-for-sale and held-to-maturity investment portfolios. As of September 30, 2024, the Bank had unpledged securities with a market value of $3.8 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $1.2 billion at September 30, 2024, as compared to $1.0 billion at December 31, 2023. Liquidity tightened starting in 2023 with the rising rate environment and turmoil in the financial markets occurring in early 2023. Competition for in-market deposits has increased throughout 2023 and 2024 resulting in increases in deposit rates to retain local deposits. The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At September 30, 2024, the percentage of brokered time deposits to total deposits was 2.8% compared to 1.9% at December 31, 2023. During the third quarter of 2024, the Company also borrowed funds from the FHLB on a short-term basis of $300.0 million. The outstanding borrowings from the FHLB were $100.0 million at December 31, 2023. See below for further discussion around brokered deposits and FHLB borrowings.

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

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $37.6 billion in total deposits at September 30, 2024, approximately 69% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $27,000. The top ten and twenty deposit relationships comprise approximately 2% and 4% of total deposits, respectively, and approximately 28% of total deposits are non-interest bearing.

At September 30, 2024, and December 31, 2023, we had $1.1 billion and $719.7 million of traditional, out–of–market brokered time deposits, respectively.  At September 30, 2024, and December 31, 2023, we had $2.4 billion and $2.2 billion, respectively, of reciprocal deposits. Total deposits were $37.6 billion at September 30, 2024, an increase of $589.3 million from $37.0 billion at December 31, 2023. This change in deposits from December 31, 2023, was driven by an increase in money market accounts of $1.1 billion, including $174.3 million in reciprocal insured money market deposits and in time deposits of $404.7 million. This increase was partially offset by declines in interest-bearing checking accounts of $428.4 million and savings deposits of $189.6 million. As customers moved funds from noninterest-bearing deposits, interest-bearing checking and savings accounts, seeking higher yields in the rising rate environment, the Company has seen an increase in its balance of higher yielding money market accounts and time deposits during 2024. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits.

Total short-term borrowings at September 30, 2024, were $538.3 million, consisting of $290.4 million in federal funds purchased and $247.9 million in securities sold under agreements to repurchase. The Company also held $300.0 million in short term daily rate FHLB advances at September 30, 2024. Total long-term borrowing at September 30, 2024, were $391.6 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

In addition to deposits, we have other primary contingency funding sources available to the Bank. At September 30, 2024, our Bank had a total FHLB credit facility of $6.5 billion, with $300.0 million in FHLB advance outstanding and $2.9 million in FHLB letters of credit outstanding at quarter-end, leaving $6.2 billion in availability on the FHLB credit facility. In addition, our Bank had $1.7 billion of credit available at the Federal Reserve Bank’s discount window and had $2.9 billion in market value of unpledged securities at September 30, 2024, that can be pledged to obtain additional funds, if necessary. All of these resources provide $12.0 billion of additional funding for the Bank.

As discussed previously and presented below, the table below compares Primary Funding Sources to uninsured deposits as of September 30, 2024.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$6,167
Federal Reserve Bank of Atlanta Discount Window	1,720
Cash and cash equivalents	1,213
Fair value of securities that can be pledged	2,895
Total primary sources	$11,995
Uninsured deposits, excluding collateralized deposits	$11,748
Uninsured and collateralized deposits	$13,856
Coverage ratio, uninsured deposits	102.1%
Coverage ratio, uninsured and collateralized deposits	86.6%
Ratio of uninsured and collateralized deposits to total deposits	36.8%

The Bank also has an internal limit on brokered deposits of 15% of total deposits which would allow capacity of $5.6 billion as of September 30, 2024. The Bank had $1.1 billion of outstanding brokered deposits at the end of the quarter leaving $4.6 billion in available capacity. The Bank has federal funds credit lines of $275.0 million with no balances outstanding at quarter-end and the holding company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2024. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of September 30, 2024. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.98%, 12.49% and 14.85%, respectively, at September 30, 2024. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.59%, 13.27% and 14.54%, respectively, at September 30, 2024. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of September 30, 2024 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

Simulation analysis involves the use of several assumptions including, but not limited to, the timing of cash flows such as the terms of contractual agreements, investment security calls, loan prepayment speeds, deposit attrition rates, the interest rate sensitivity of loans and deposits relative to general market rates, and the behavior of interest rates and spreads. The assumptions for loan prepayments, deposit decay, and nonstable deposit balances are derived from models that use historical bank data. These models are independently validated. Equity at risk simulation uses assumptions regarding discount rates that value cash flows. Simulation analysis is highly dependent on model assumptions that may vary from actual outcomes. Key simulation assumptions are subject to sensitivity analysis to assess the impact of assumption changes on earnings at risk and equity at risk. Model assumptions are reviewed by our Assumptions Committee. While the Bank is continuously refining its modeling methodology, the core principles of the methodology have remained stable over for several years.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of September 30, 2024, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 16 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of September 30, 2024, the Company was operating within its interest rate key risk indicator policy limits.

During 2023 and for the nine months ended September 30, 2024, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred and ninety basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 36%. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of September 30, 2024, the total deposit beta assumption was 36.7%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in October 2024 as the Base Case Scenario. As of September 30, 2024, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.2% increase (up 100) and 1.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At September 30, 2024, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.1% decrease and 1.2% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 5.1% decrease and 0.7% decrease, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of September 30, 2024.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.2%
Down 100 basis points	(1.9)%
Down 200 basis points	(5.3)%
Down 300 basis points	(9.8)%
Down 400 basis points	(12.8)%

Deposit Concentrations

As of September 30, 2024, and December 31, 2023, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top ten and 20 deposit holders were below 5% of the Company’s average total deposit balances at September 30, 2024. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at September 30, 2024. Based on this criteria, we had seven such credit concentrations at September 30, 2024, including loans to lessors of nonresidential buildings (except mini-warehouses) of $5.7 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $1.9 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $1.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.8 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $9.5 billion, loans secured by jumbo (original loans greater than $548,250) of $2.7 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $2.9 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2024, and December 31, 2023, the Bank’s CDL concentration ratio was 47.4% and 59.7%, respectively, and its CRE concentration ratio was 227.1% and 236.5%, respectively. As of September 30, 2024, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Return on average equity (GAAP)	9.91%	9.24%	9.29%	9.83%
Effect to adjust for intangible assets	5.72%	6.28%	5.65%	6.84%
Return on average tangible equity (non-GAAP)	15.63%	15.52%	14.94%	16.67%

Average shareholders’ equity (GAAP)	$5,748,170	$5,328,912	$5,613,557	$5,269,775
Average intangible assets	(1,998,618)	(2,022,810)	(2,004,046)	(2,029,689)
Adjusted average shareholders’ equity (non-GAAP)	$3,749,552	$3,306,102	$3,609,511	$3,240,086

Net income (GAAP)	$143,179	$124,144	$390,605	$387,517
Amortization of intangibles	5,327	6,616	17,069	20,943
Tax effect	(1,238)	(1,395)	(4,069)	(4,524)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$147,268	$129,365	$403,605	$403,936

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

Risks relating to our Business and Business Strategy

●	Economic downturn risk, potentially resulting in deterioration in the credit markets, inflation, greater than expected noninterest expenses, excessive loan losses and other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business;
●	Risks relating to the ability to retain our culture and attract and retain qualified people, which could be exacerbated by the continuing work from remote environment;
●	Risks related to the proposed acquisition of Independent, including:
o	the possibility that the merger does not close when expected or at all because required regulatory or other approvals and other conditions are not received or satisfied on a timely basis;
o	the occurrence of any event, charge or other circumstances which could give rise to the termination of the Merger Agreement;
o	potential difficulty in maintaining relationships with clients, employees, or business partners as a result of the proposed acquisition of Independent;
o	the amount of the costs, fees, expenses, and charges related to the merger;

o	problems arising from the integration of the two companies, including the risk that integration will be materially delayed or will be more costly or difficult than expected; and
o	the failure to realize cost savings and any revenue synergies from, and to limit liabilities associated with, the merger during the expected time game;
●	Deposit attrition, client loss or revenue loss following completed mergers or acquisitions that may be greater than anticipated;
●	Credit risks associated with an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	Interest rate risk primarily resulting from our inability to effectively manage the risk, and their impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	A decrease in our net interest income due to the interest rate environment;
●	Liquidity risk affecting the Bank’s ability to meet its obligations when they come due;
●	Unexpected outflows of uninsured deposits may require us to sell investment securities at a loss;
●	Potential deterioration in real estate values;
●	The loss of value of our investment portfolio could negatively impact market perceptions of us and could lead to deposit withdrawals;
●	Price risk focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios;
●	Transaction risk arising from problems with service or product delivery;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Reputational and operational risks associated with environment, social and governance (ESG) matters, including the impact of recently passed state legislation and proposed federal and state regulatory guidance and regulation relating to climate change;
●	Excessive loan losses;
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration; and
●	Geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence.

Risks relating to the Regulatory Environment

●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums the impact of special FDIC assessments, the Consumer Financial Protection Bureau regulations or other guidance, changes in policies and standards for regulatory review of bank mergers, and the possibility of changes in accounting standards, policies, principles and practices.

Risks relating to our Common Stock

●	Ownership dilution risk associated with potential mergers and acquisitions in which SouthState’s stock may be issued as consideration for an acquired company;

●	The risks of fluctuations in market prices for SouthState common stock that may or may not reflect economic condition or performance of SouthState; and
●	The payment of dividends on SouthState common stock, which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors.

Risks relating to Economic Conditions and Other Outside Forces

●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin; and
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2024, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2023.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2024, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2024, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of September 30, 2024, the Company has not incurred material litigation costs as a result of the Cyber Incident.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident. While the Original Suit was voluntarily dismissed, as of the date of this Quarterly Report on Form 10-Q, one putative class action lawsuit is pending. For more information about the Original Suit and other litigations filed in connection with the Cyber Incident, please refer to Note 13 — Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other than the Cyber Incident Suit (as defined in Note 13 — Commitments and Contingent Liabilities), as of September 30, 2024, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

Our business growth, profitability and market share have been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. We have entered into a Merger Agreement with Independent, and we may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale. We also may receive future inquiries and have discussions with potential acquirers of us or potential companies in which we may engage in a so-called “merger of equals.” Acquisitions and mergers, including our proposed acquisition of Independent, involve a number of risks, including:

●	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
●	inaccurate estimates and judgments regarding credit, operations, management and market risks of the target institution;
●	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
●	our ability to receive regulatory approvals on the timeline and terms that are acceptable to us;
●	the adverse consequences (including applicable termination fees and negative reactions from the financial markets and our customers and employees) we may experience if a merger is terminated under certain circumstances;
●	the business uncertainties and contractual restrictions while a merger is pending;
●	the limitation on our ability to pursue alternative acquisitions and mergers and the hinderance of other companies’ interest in trying to acquire us;
●	our potential inability to satisfy certain conditions to the merger;
●	our ability to finance an acquisition and possible dilution to our existing shareholders;

●	potential deposit attrition, higher than expected costs, customer loss and business disruption associated with merger and acquisition integration, including, without limitation, and potential difficulties in maintaining relationships with key personnel;
●	our ability to manage the expanded business and operations post-merger;
●	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
●	entry into new markets where we lack experience;
●	the strain of growth on our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures;
●	exposure to potential asset quality issues with acquired institutions;
●	the introduction of new products and services into our business;
●	the possibility of unknown or contingent liabilities;
●	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations;
●	the risk of loss of key employees and customers; and
●	fluctuations in the market price of SouthState common stock pre- and post-merger.

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

In April 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Program for a total authorization of 4,120,021 shares. The Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share shares through the 2022 Stock Repurchase Program during the first nine months of 2024. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. As of September 30, 2024, there is a total of 3,920,021 shares authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the third quarter of 2024:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
July 1 ‑ July 31	5,053	*	$87.83	—	3,920,021
August 1 - August 31	651	*	88.91	—	3,920,021
September 1 - September 30	1,080	*	95.58	—	3,920,021
Total	6,784			—	3,920,021
*

For the months ended July 31, 2024, August 31, 2024 and September 30, 2024, totals include 5,053, 651, and 1,080 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2022 Stock Repurchase Program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

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

SOUTHSTATE CORPORATION
(Registrant)

Date: November 1, 2024	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: November 1, 2024	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer