Form 10-K
period 2024-12-31
SouthState Corp
filed 2025-02-21
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting stock of the registrant held by non-affiliates was $5,764,999,000 based on the closing sale price of $76.42 per share on June 30, 2024. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 19, 2025 was 101,364,547.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SouthState Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business.

Overview

SouthState Corporation (“We,” “Our,” “SouthState” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida, that incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2024, a 251-branch network located throughout Florida, South Carolina, Alabama, Georgia, North Carolina, and Virginia. In addition, the Company operates SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Through the Bank, we operate a correspondent banking and capital markets service division for over 1,200 small and medium sized community financial institutions throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. In addition, the Bank operates SouthState|DuncanWilliams Securities Corp. (“SouthState|DuncanWilliams”), a full-service registered broker dealer headquartered in Memphis, Tennessee. The services offered by SouthState|DuncanWilliams are complementary to the Bank’s correspondent banking and capital markets businesses and provide additional opportunities to the Bank’s client base. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor, which offers support to the Bank’s Wealth line of business. The Bank operates Corporate Billing, a transaction-based finance division headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. Corporate Billing previously was a subsidiary, but was merged into the Bank on March 1, 2024. In late 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

At December 31, 2024, we had approximately $46.4 billion in assets, $33.9 billion in loans, $38.1 billion in deposits, $5.9 billion in shareholders’ equity, and a market capitalization of approximately $7.6 billion.

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

As is the case with banking institutions generally, our operations are materially and significantly influenced by the real estate market, general economic conditions, and by the tax, monetary and fiscal policies of the U.S. and state government and regulatory agencies, including the Federal Reserve. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate, equipment, receivables and other commercial collateral, and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds, including tax rates and regulatory structure. We face strong competition in the attraction of deposits (our primary source of lendable funds) and in the origination of loans. See “Competition.”

Products and Services

Lending Activities

Our loan portfolio includes commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. The principal risk associated with each category of loans we make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the attributes of the borrower and the borrower’s market or industry. Attributes of the relevant business market or industry include the competitive environment, customer and supplier availability, the threat of substitutes and barriers to entry and exit.

Commercial Real Estate Loans. As of December 31, 2024, $17.9 billion, or 53%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate, other income producing property and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2024, $8.7 billion, or 26%, of our loan portfolio consisted of residential real estate loans including home equity loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Our closed-end first lien loans are for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner occupied, full documentation loans.

Commercial and Industrial (“C&I”) Loans. As of December 31, 2024, $6.2 billion, or 18%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit, and typically have maturities of five years or less. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Other Consumer Loans. As of December 31, 2024, $1.1 billion, or 3%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat, and personal installment loans.

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

Deposit Products, Treasury Services, and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, time deposit accounts, and treasury and merchant services, through multiple channels, including our network of 251 full-service branches, as of December 31, 2024, and our online, mobile and telephone banking platforms. As of December 31, 2024, our deposit portfolio was comprised of 27% noninterest-bearing deposits and 73% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Wealth Management

Through the Bank and SouthState Advisory, Inc., we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families, and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources. We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

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

Core Values and Culture

A strategic priority for the Company is to develop a dynamic, high performing team by, in part, facilitating a culture that increases employee engagement, devotes resources to recruiting, developing, and retaining talent, and recognizes the benefits of different perspectives and experiences. The Company’s core values, an essential cultural cornerstone, set the course by which we intend to meet this goal through our interactions with each other, our customers, and our suppliers:

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

The Company’s Code of Ethics, which also addresses conflicts of interest and self-dealing, applies to all directors, officers, and employees, each of whom are expected to adhere to it in every transaction. The Company believes that each employee is entitled to work in an atmosphere and environment free of discrimination and unlawful harassment. As a result, the Company has established and communicated to all employees a reporting structure for reporting incidents of harassment or discrimination. The Company’s Whistleblower hotline, which is located on our website and governed by our Whistleblower Policy, provides employees, customers, vendors and others with a confidential mechanism to express concerns or complaints regarding the Company’s accounting, internal accounting controls, auditing matters, securities law compliance, or any provision of federal law relating to fraud against shareholders. Other complaints or concerns, such as relating to human resources matters, may also be submitted confidentially through the whistleblower process, and any such matters are referred to our Human Resources Department or other departments, as appropriate, for resolution. Reporting on whistleblower complaints are reviewed by the Audit Committee of the Board.

Demographic Information

As of December 31, 2024, we had 4,986 full-time employees (compared to 5,070 as of the same date in 2023) and 174 part-time team members. As of December 31, 2024, approximately 96% of our team members are located in the Bank’s six-state branch footprint of South Carolina (32.5%), Florida (32%), Georgia (16.8%), North Carolina (6.9%), Alabama (5.9%) and Virginia (1.6%). To date, none of our team members are covered by collective bargaining agreements and all team members live in the United States. During fiscal year 2024, we hired 576 team members, and our voluntary turnover rate was 9% for all team members and 0.8% for management-level team members in 2024. Additional workforce demographics by gender, race or ethnicity and generation as of December 31, 2024, are reflected in the graphics below.

Corporate Stewardship

We are committed to equality, inclusion and workplace diversity, and we focus on understanding, accepting, and valuing the differences between people. Our Director of Corporate Stewardship reports to the CEO and bears primary responsibility for overseeing and directing strategic initiatives related to enterprise diversity, environmental and social governance, community development, management development, and the Employee Sunshine Fund.

In 2021, the Company adopted a three-year strategic plan built around three goals:

In addition, the Company formed the Corporate Stewardship Council to provide oversight to its diversity and inclusion strategy, support the implementation of diversity and inclusion initiatives that align with its vision and core values, and promote a diverse and inclusive workplace that represents the communities in which the Bank does business. The Council is responsible for identifying and addressing barriers that impact recruitment, retention and advancement of diverse candidates, defining metrics around diverse talent acquisition and retention, and identifying and implementing implicit bias training for all Company employees and directors.

In 2022, we focused primarily on implementing our three-year plan, which included engaging leadership, developing trust with local market leadership, having meaningful conversations, assisting stakeholders in viewing diversity from a number of perspectives, and establishing a small working group to help develop programs, initiatives, and training in support of the action items outlined in the three-year strategic plan. In 2023, in collaboration with our Corporate Learning Department, we implemented unconscious bias training throughout the Company which has been completed by our Board, over 600 leaders, and a significant portion of our employee population.

In 2024, we established a dashboard to track metrics related to representation, internal talent mobility, voluntary versus involuntary turnover, and recruitment. These metrics allow the Company to monitor recruitment, development, and retention of diverse talent, identify gaps, create opportunities for team members, and develop talent throughout the enterprise. Additionally, in 2024, the corporate stewardship team launched SouthState Connects Team Member Network Groups, starting with the Women’s Network Group, Women in Technology Network Group, and Military/Veterans Network Groups. These groups are designed to promote mentoring and networking relationships for employees to bolster professional development opportunities.

Talent Acquisition, Retention, and Employee Development

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

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate Learning University offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360-degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities. In 2024, in the aggregate, our employees completed over 200,000 Company-provided training courses, including compliance-related courses that were assigned based on job roles and responsibilities.

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

Employee Health, Wellness and Safety

The safety and health of our employees is a top priority. To raise awareness of good health habits, the Company offers employees a robust wellness program that provides extensive wellness resources to include on-site biometric screenings and a health risk assessment program. The Company also provides support through wellness resources and the Employee Assistance Program for mental and financial wellness. Because we value supporting employees that require or prefer work location flexibility, approximately 27% of our employees work effectively from remote locations.

Oversight of Corporate Stewardship Matters

The Governance and Nominating Committee of the Company’s Board of Directors oversees the Company’s current and emerging environmental, corporate stewardship, and governance matters that are relevant to the business, operations, or public image of the Company or that are otherwise pertinent to the Company and its shareholders, employees, customers, and parties with whom it does business. The Company issues a Corporate Social Responsibility Report on an annual basis, which highlights the Company’s environmental and corporate stewardship initiatives, including the Company’s commitment to: building vibrant communities where we operate and where our customers live and work; fostering a strong culture that supports and encourages a diverse and inclusive workforce; promoting the highest ethical standards and acting as good stewards; and being environmentally resourceful as we support efficient and sustainable practices. Our commitment to our communities, colleagues, corporate stewardship, and the environment will inform our Company’s actions as we strive to meet our vision: investing in the entrepreneurial spirit, pursuing excellence, and inspiring a greater purpose. During 2024, we continued to build out our transition and climate risk programs, actively working toward developing the necessary structure to understand the Bank’s direct and indirect greenhouse gas scopes and emissions across the Company and to develop a process for undertaking climate risk assessments. A copy of the Company’s 2024 Corporate Social Responsibility Report is available on the Bank’s website at 2024 Corporate Social Responsibility Report.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve steeply increased the size of its balance sheet by buying securities in 2020-2021, and since then tapered such purchases and now is gradually reducing its balance sheet, and since the financial crisis has paid interest on excess reserves held by banks at the Federal Reserve. The Federal Reserve decreased its target federal funds rate three times during 2024 to 4.25% to 4.50%. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies, including whether and when the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years, initially in response to the financial crisis, and more recently in light of other factors such as the banking turmoil in early 2023 and technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations. While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision. The scope of regulation and the intensity of supervision will likely lessen under the current presidential administration, including less scrutiny, supervisory discouragement or possible denials of bank mergers and acquisitions by federal bank regulators.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of NYSE that apply to companies with securities listed on the New York Stock Exchange.

Pause on Major Federal Reserve Rulemakings

In January 2025, the Federal Reserve stated that Vice Chair for Supervision Michael Barr would step down from the position, effective, February 28, 2025. The Federal Reserve stated that it will not issue any major rulemakings from the time of the announcement until a new vice chair for supervision is confirmed by the U.S. Senate.

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

In 2024, the OCC adopted a final rule amending its procedures for reviewing applications under the Bank Merger Act (“BMA”) and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. The policy statement outlines the general principles the OCC will apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement identifies certain indicators that are more likely to withstand scrutiny and be approved expeditiously and those that would raise supervisory or regulatory concerns. Indicators generally consistent with timely approval, include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition. One indicator for approval is that the resulting institution would have total assets less than $50 billion, which the Company exceeds as a result of the merger with IBTX. The final rule became effective on January 1, 2025. The Company does not believe the rule will have a material impact on the Company’s strategy.

In September 2024, the Department of Justice (the "DOJ”) withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines (the “2024 Banking Addendum”). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

As a result as a result of IBTX’s merger into the Company, the Bank grew above $50 billion in assets as of January 1, 2025, and thus will become subject, effective the fourth quarter of 2026, to the OCC’s heightened standards guidelines. These guidelines set expectations for the governance and risk management practices of large depository institutions subject to its supervision with more than $50 billion in assets. The guidelines require such institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities and to incorporate their risk appetite statement and concentration risk limits into capital and liquidity stress testing and planning processes.

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

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The FDIC will collect the special assessment over an initial eight-quarter collection period, which began in the second quarter of 2024, and currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate, subject to change depending on any adjustments to the loss estimate, mergers or failures, or amendments to reported estimates of uninsured deposits. As a result, the total estimated FDIC special assessment allocable to the Bank is approximately $30.2 million. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Resolution Planning

In June 2024, the FDIC released a final rule amending its requirements for insured depository institutions with more than $50 billion in assets to develop and submit plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. As a result of IBTX’s merger into the Company, the Bank grew above $50 billion in assets as of January 1, 2025, and is evaluating the impact of this rule for when the Bank becomes subject to its requirements.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2024, would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2024, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2024 and 2023, calculated using the regulatory capital methodology applicable to us during 2024.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2024
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	10.04%	$2,736,329
	Bank	4.00%	N/A	5.00%	10.64%	$3,007,448
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	12.62%	$2,024,389
	Bank	4.50%	7.00%	6.50%	13.38%	$2,297,880
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	12.62%	$1,483,762
	Bank	6.00%	8.50%	8.00%	13.38%	$1,757,866
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.96%	$1,606,806
	Bank	8.00%	10.50%	10.00%	14.64%	$1,491,628

As of December 31, 2023
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.42%	$2,393,892
	Bank	4.00%	N/A	5.00%	10.03%	$2,659,730
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.75%	$1,682,261
	Bank	4.50%	7.00%	6.50%	12.52%	$1,950,505
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.75%	$1,151,491
	Bank	6.00%	8.50%	8.00%	12.52%	$1,420,370
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.08%	$1,267,623
	Bank	8.00%	10.50%	10.00%	13.75%	$1,147,350
(1)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(2)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

The Company has elected to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of benefit during the initial two-year delay for a total five-year transition. The estimated impact of CECL on regulatory capital (modified CECL transitional amount) is calculated as the sum of the impact on retained earnings upon adoption of CECL (CECL transitional amount) and the calculated change in the ACL relative to the ACL upon adoption of CECL multiplied by a scaling factor of 25%. The scaling factor is used to approximate the difference in the ACL under CECL relative to the incurred loss methodology. The modified CECL transitional amount was calculated each quarter for the first two years of the five-year transition. This amount was fixed as of December 31, 2021, and the Company began the three-year phase out period with 25% of the total CECL transitional amount being phased out in 2022 and 2023. The three-year phase-in period ended at December 31, 2024. At December 31, 2024 and 2023, approximately $15.3 million and $30.5 million, respectively, was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of December 31, 2024 and 2023.

On July 27, 2023, the banking agencies released a proposed rule to implement major changes to the capital rules for banking organizations with $100 billion or more in assets intended to bring the U.S. capital rules into conformance with the current international capital standards issued by the Basel Committee on Banking Supervision (“Basel Framework”). It is expected that the proposal, if enacted as proposed, would significantly increase capital requirements for banking organizations with $100 billion or more in assets, which could indirectly impact smaller institutions, such as the Company and the Bank, if larger banking organizations make changes in response to the increased capital requirements. It is uncertain if and when a final rule will be adopted, and if so, whether and to what extent it will differ from the rule proposal. As a result, the timing and content of any final rule, and the potential effects of any final rule on the Company and the Bank, remains uncertain.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for credit losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2024, our total reported loans for construction, land development, and other land were 40.9% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses (excluding reserve for unfunded commitments) and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 219.6% of the Bank’s total Tier 1 capital less modified CECL transitional amount plus the allowance for credit losses.

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

In March 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development, and combating unlawful discrimination. Under this rule, covered lenders, including the Bank, are required to collect and report information about the small business credit applications they receive, including geographic and demographic data, lending decisions, and the price of credit. In October 2023, a federal district court issued a nationwide injunction prohibiting the CFPB from implementing or enforcing the Small Business Lending Rule pending the U.S. Supreme Court’s decision in an appeal of a Fifth Circuit decision finding that the CFPB’s funding structure is unconstitutional. In May 2024, the Supreme Court reversed the Fifth Circuit’s ruling and as a result of the proceedings, the CFPB extended all compliance dates for the Small Business Lending Rule to compensate for the period in which its implementation and enforcement of the rule was stayed by the district court. The extended compliance dates for the Small Business Lending Rule begin as early as July 2025. The Bank has been updating its systems and training its lenders to comply with this small business data collection rule, although it is unclear at this time what impact this rule may have on the Company’s financial statements.

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

In December 2024, the CFPB issued a final rule that removes an exception for overdraft lending services from longstanding provisions of the Truth in Lending Act (“TILA”) and other consumer financial protection laws by requiring banks with assets greater than or equal to $10 billion to treat overdraft loans like credit cards and other loans, including providing clear disclosures, to the extent the bank charges customer fees in excess of the direct costs of providing the service or in accordance with established benchmarks by the CFPB. While the Bank is still assessing the final rule, it will likely have a material impact on the Bank by reducing revenue from overdraft lending services. In addition, in January 2024, the CFPB proposed, but has not yet finalized, a rule that would prohibit nonsufficient funds fees on transactions that financial institutions decline in real time. These types of transactions include declined debit card purchases and ATM withdrawals, as well as some declined peer-to-peer payments. While the Bank is still assessing this proposal, with the Bank’s elimination of nonsufficient funds fees in 2022, this proposed rule, if implemented as proposed, will likely have limited impact on the Bank.

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

In October 2023, the Federal Reserve, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In developing the final rule, the agencies’ objectives included the following: (i) update the CRA regulations to strengthen the achievement of the core purpose of the statute, (ii) adapt to changes in the banking industry, including the expanded role of mobile and online banking, (iii) provide greater clarity and consistency in the application of the regulations, (iv) tailor performance standards to account for differences in bank size, business models, and local conditions, (v) tailor data collection and reporting requirements and use existing data whenever possible, (vi) promote transparency and public engagement, (vii) confirm that CRA and fair lending responsibilities are mutually reinforcing, and (viii) promote a consistent regulatory approach that applies to banks regulated by all three agencies. It is anticipated that the Bank will require a material effort to update its systems as the new rule will impact several lines of business and require new compliance with data collection and reporting rules. This effort necessitates training for lenders and other stakeholders. Under the new rule, large banks will be subject to four tests versus the existing three tests, and performance evaluations will involve a more quantitative approach with complex data analytics. The Bank does expect increased expense to comply with the new rule, including expenses to enhance systems, training, and possible product enhancements.

The final rule was expected to take effect April 1, 2024, with most of its provisions becoming applicable on January 1, 2026. Compliance with data and disclosure reporting requirements will not be required until 2027. Several banking industry groups filed a lawsuit seeking to invalidate the CRA final rule, in which they argued that the federal banking agencies exceeded their statutory authority in adopting the CRA final rule. In March 2024, a federal judge granted an injunction to extend the CRA final rule’s effective date, originally set for April 1, 2024. The effective date will be extended each day the injunction remains in place, pending the resolution of the lawsuit.

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

In an effort to increase transparency in the U.S. financial system and prevent shell entities from being used to launder money or hide assets, AMLA includes the Corporate Transparency Act (the “CTA”), which requires the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”) to, among other things, establish a national beneficial ownership information registry. In September 2022, FinCEN issued the final Beneficial Ownership Information Reporting Requirements rule (the “BOI Reporting Rule”), which, effective January 1, 2024, requires certain “reporting companies” to file beneficial ownership information reports with FinCEN that will be stored in the national beneficial ownership registry and will detail the reporting company’s beneficial owners. In December 2023, FinCEN issued the final Beneficial Ownership Information Access and Safeguards rule—the second of three rulemakings that would implement the CTA—which governs access to the national beneficial ownership registry. FinCEN has not yet issued the third CTA-implementing regulation, which will amend the beneficial ownership requirements applicable to banks and other covered financial institutions under FinCEN’s existing Customer Due Diligence (“CDD”) rule. The constitutionality of the CTA is subject to ongoing litigation, and it is not clear what impact the new rules will have on the Bank; however compliance costs will likely increase if we are required to develop enhanced CDD procedures and recalibrate customer information collection and reporting systems to effectively respond to the CTA’s new requirements.

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

OFAC Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering U.S. economic sanctions, which can which prohibit certain transactions with designated foreign countries, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains a lists of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we find a name on any transaction, account or wire transfer associated with a sanctioned person, we must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities. Failure to comply with U.S. economic sanctions could have serious legal and reputational consequences.

Data Privacy and Cybersecurity

Various federal, state and local laws, rules, regulations and standards contain extensive data privacy and cybersecurity provisions, and the legal and regulatory framework for data privacy and cybersecurity is in considerable flux and rapidly evolving. For example, current federal laws, rules, regulations and standards, including the Gramm-Leach-Bliley Act (the “GLBA”), require financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and enable retail customers to opt out of our ability to share such personal information with unaffiliated third parties under certain circumstances. Such laws and regulations also require financial institutions to implement a comprehensive cybersecurity program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, an implementing regulation promulgated under the GLBA, was adopted by the SEC on May 16, 2024 and requires broker-dealers and registered investment advisers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such data breach. Other federal and state laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. Federal law also makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Bank is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries. The federal government also is considering, and may pass, additional data privacy and cybersecurity legislation, to which we may become subject if passed.

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators.

We also are subject to federal regulations that, among other things, require a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that has materially disrupted or degraded, or the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S. financial sector. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

Data privacy and cybersecurity are also areas of increasing state legislative focus. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), among other things, gives California residents the right to request access to or correct personal information collected about them, and whether that personal information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of certain sharing and sales of their personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to personal information that is collected, sold, disclosed or otherwise processed subject to certain federal laws, including the GLBA. Similar laws have been or may be adopted by other states where we do business or collect personal information. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach.

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

Risks related to our Business and Business Strategy:

●	risks and uncertainties related to the IBTX Merger;
●	our ability to integrate or realize the benefits of the IBTX Merger;
●	the continued incurrence of substantial expenses related to the IBTX Merger and integration;
●	our ability to realize the benefits expected from the pending sale-leaseback transaction;
●	our ability to grow or to manage our growth effectively;
●	our ability to realize the benefits expected from strategic initiatives;
●	our ability to adequately anticipate and respond to changes in market interest rates;
●	the negative impact of inflation on our business and profitability;
●	an increase in the cost of funds as a result of general economic conditions, FDIC insurance assessments, interest rates, and competitive pressures on deposits;
●	the implementation of new lines of business or new products and services;
●	the impact of technological changes, including artificial intelligence and online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
●	a significant portion of our loan portfolio being secured by real estate;
●	our loan portfolio including commercial and commercial real estate loans that may have higher risks;
●	the risk of default by our clients and counterparties;
●	our ability to effectively manage credit risk and interest rate risk;
●	lack of liquidity or inability to effectively manage liquidity rate risk;
●	the results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	the impact of the Current Expected Credit Loss standard, merger activity, and global events on our allowance for credit losses;

●	our size and continued pace of growth requiring us to raise additional capital in the future that may not be available when it is needed;
●	our processes for managing risk not being effective to mitigate risk or losses;
●	rising mortgage rates and adverse changes in mortgage conditions;
●	our recent results not being indicative of our future results;
●	environmental risks in our lending activities;
●	appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	losses due to errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	the adoption and use of artificial intelligence tools by us and our third-party vendors and service providers;
●	sustainability, stewardship and governance risks that adversely affect our reputation and/or our business, operations and earnings;
●	our ability to maintain our culture and attract and retain experienced people;
●	our ability to offer our key management personnel long term incentive compensation and our ability to retain such personnel;
●	our reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
●	our ability to implement information technology and cybersecurity system enhancements and operational initiatives;
●	a failure of disruption to our operational or security systems or infrastructure, or those of our third-party service providers;
●	risks from cyber-attacks, information security breaches, and other similar incidents;
●	future expansion;
●	the availability of attractive acquisition opportunities in the future;
●	our disclosure controls and procedures not preventing or detecting all errors or acts of fraud;
●	our accounting policies and processes;
●	the value of the securities in our investment portfolio;
●	consumers opting not to use banks to complete their financial transactions; and
●	our ability to maintain our reputation.

Risks relating to the Regulatory Environment:

●	the heightened expectations of regulatory agencies exposing the Company to risk as it grows;
●	government regulations that could limit or restrict our activities;
●	recent regulatory proposals that may increase capital and liquidity risks;
●	our obligation to maintain capital to meet regulatory requirements;
●	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
●	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	our obligation to comply with numerous laws designed to protect consumers, including the CRA and fair lending laws;
●	increases in FDIC deposit insurance premiums and assessments;
●	changes to our requirement to commit capital resources to support the Bank;
●	changes in tax laws, regulations, and interpretations or challenges to our income tax provision; and
●	complex and evolving laws, regulations, rules, standards, and contractual obligations regarding data privacy and cybersecurity.

Risks relating to our Common Stock:

●	state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us;
●	shares of our Common Stock not being insured deposits and losing value;
●	future capital needs resulting in dilution of shareholder investment;
●	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
●	our ability to pay dividends;

●	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
●	volatility of our stock price; and
●	our institutional shareholders, which own approximately 29% of our common stock, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces:

●	changes to the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes resulting from a new U.S. presidential administration;
●	changes and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions;
●	a slowdown in economic growth or a resumption of recessionary economic conditions;
●	the soundness of other financial institutions;
●	the success of the local economies where we operate;
●	natural disasters, adverse weather, or manmade events;
●	physical and financial risks associated with climate change and other weather and natural disaster impacts;
●	market volatility that could adversely affect our operations or ability to access capital;
●	competition;
●	changes in the fiscal and monetary policies of the federal government and its agencies; and
●	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

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

Risks relating to our Business and Business Strategy

We face risks and uncertainties related to our Merger with IBTX.

The Company and IBTX entered into the IBTX Merger Agreement with the expectation that the Merger would result in various synergies including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization in Texas, entry into the Colorado market, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Merger is subject to a number of uncertainties, including whether the Company integrates the institutions in an efficient and effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

Furthermore, while the IBTX Merger closed January 1, 2025, there is no assurance that the businesses of the Company and IBTX can be integrated successfully. The success of the Merger will depend on, among other things, the ability of the Company and IBTX to combine their businesses in a manner that facilitates growth and business opportunities and realizes cost savings. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected.

The Company may not be able to integrate successfully the companies or to realize the anticipated benefits of the Merger.

On January 1, 2025, the Company and IBTX combined in a merger, but the systems and operational conversion will occur in the second quarter of 2025. The successful integration of systems and operations will depend substantially on the Company’s ability to consolidate successfully corporate cultures, management teams, operations, systems, processes and procedures and to eliminate redundancies and costs. While we have substantial experience in successfully integrating institutions we have acquired, we may encounter difficulties during integration, such as:

●	the loss of key employees and clients;
●	the disruption of operations and businesses;
●	inability to maintain and increase competitive presence in the Texas and Colorado markets in which IBTX operated;
●	loan, deposit, and revenue attrition;
●	inconsistencies in standards, control procedures and policies;
●	unexpected issues with costs, operations, personnel, technology; and
●	problems with the assimilation of new operations, sites or personnel.

Integration activities could divert resources from regular operations. General market and economic conditions or governmental actions affecting the financial industry generally also may inhibit the Company’s successful integration of these entities.

The Company will continue to incur substantial expenses related to the IBTX Merger and the integration.

The Company must integrate IBTX’s processes, policies, procedures, operations, technologies and systems. In addition, the IBTX Merger may increase the Company’s compliance and legal risks, including increased litigation or regulatory actions such as fines or restrictions related to the business practices or operations of the combined business, including its expanded presence in Texas and Colorado. While the Company has assumed that a certain level of expenses would be incurred in connection with the merger and integration of IBTX, many factors beyond the Company’s control could affect the total amount or the timing of these merger and integration expenses. Moreover, many of the expenses that the Company will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the expected savings from the elimination of duplicative expenses and the realization of economies of scale. The amount and timing of future charges to earnings as a result of merger or integration expenses are uncertain.

We may not realize the benefits we anticipate from the pending sale-leaseback transaction with Blue Owl Real Estate Capital.

The Bank entered into an agreement with entities affiliated Blue Owl Real Estate Capital LLC (collectively, “Blue Owl”) to sell over 170 bank branch properties owned and operated by the Bank in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia (the “Branches”) and lease those branches from Blue Owl back to the Bank. While the Company expects the Sale-leaseback Transaction to close in the first quarter of 2025, closing remains subject to satisfying certain conditions precedent, including Blue Owl’s due diligence and the Bank’s ability or willingness to remediate any defects found. Thus, the number of Branches sold, the aggregate purchase price, and the resultant financial impact may be different than what the Company anticipates, resulting in less pre-tax gain, greater expense, lower depreciation expense, and less income. In addition, the Sale-leaseback Transaction could result in higher costs, including higher property taxes, and other unforeseen costs and expenses and other unforeseen risks. There is no assurance that the transaction will close or will generate proceeds sufficient to fund anticipated corporate purposes.

Our business strategy includes continued growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in pursuing such growth strategies. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally; geopolitical factors resulting in tariffs or other trade disruptions, continued availability of desirable business opportunities; the competitive responses from other financial and non-financial institution competitors in our market areas; the regulatory environment in which we operate, including supervisory and capital and liquidity expectations and our compliance with heightened standards; our ability to continue to implement and improve our operational, credit, financial, management and other risk controls and processes and our reporting systems and procedures to manage a growing number of client relationships; and our ability to integrate any acquisitions and develop consistent policies throughout our various businesses. While we believe our market areas are among the highest growth areas in the country, and that we have the management, internal systems, and other resources in place to successfully manage our future growth, there can be no assurance growth opportunities will be available, or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience regulatory, compliance or operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, there can be no assurance that we will be able to expand our market presence in our existing markets or successfully enter new markets, or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We may not realize the expected benefits from our strategic initiatives, either in whole or in part, which could negatively impact our future profitability.

Our current strategic plan contains growth, investment, risk management and efficiency initiatives in order to create a better and more profitable Company and remain competitive with other bank and non-bank financial services providers. To achieve our strategic goals, we must successfully execute these initiatives. Our current initiatives include, but are not limited to, successfully integrating IBTX’s business into our Company, thereafter building upon our digital banking initiatives by continuing to implement real time payments and expanding our payment capabilities, continuing to grow our middle market and larger corporate banking and correspondent divisions, continuing to enhance our technology and cybersecurity infrastructure and enhancing our risk management framework to comply with the OCC’s heightened standards. While we have met our strategic initiatives in the past, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected efficiencies and revenue enhancements that we anticipate.

Furthermore, our strategic initiatives may result in an increase in expenses, divert management attention, take away from other opportunities, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth, which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will not negatively impact our organization. These initiatives may fail to meet our own or our clients’ expectations and may fail to keep pace with bank and non-bank competition and we may realize significant losses as a result.

We may not be able to adequately anticipate and respond to changes in market interest rates.

We may be unable to anticipate changes in market interest rates, which are affected by many factors beyond our control including but not limited to inflation, monetary and fiscal policy, money supply, recessionary pressures, unemployment and other changes that affect domestic and foreign financial markets.

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). Our net interest income is affected by the level and pace of interest rate changes and other developments such as the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, competitive dynamics and the timing of changes in these variables. We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

●	in a rising or heightened interest rate environment, more interest-bearing liabilities than interest earning assets re-price or mature, in a declining interest rate environment, more interest earning assets than interest bearing liabilities re-price or mature, or
●	for acquired loans, expected total cash flows decline as our loan balances decline.

Our net interest income may also decline based on our exposure to a difference in short-term and long-term interest rates. If the difference between the interest rates shrinks or disappears, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income. In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable rate loans, thus reducing our net interest income. In addition, certain adjustable rate loans reprice based on lagging interest rate indices. This lagging effect may also negatively impact our net interest income when general interest rates continue to rise periodically.

The Federal Reserve’s interest rate changes (whether increases or decreases) have impacted the rates we charge borrowers and depositors and our net interest margin. We cannot predict the nature or timing of future changes in monetary policies or the precise effects that they may have on our activities and financial results.

In addition, our net interest income may be adversely affected by resurgent inflationary pressures and new global supply chain challenges, fiscal policies, geopolitical matters, including as a result of changes in U.S. presidential administrations or Congress, the implementation of tariffs and other protectionist trade policies, weather events or other developments. While the rate of inflation for 2024 was lower than that experienced in either 2021, 2022 or 2023, it continued to exceed the Federal Reserve’s two percent (2%) annual target. There is a risk that inflation may become higher or persist for longer periods of time and not decrease. We increased rates in response to the Federal Reserve’s interest rate increases, and decreased rates in response to Federal Reserve’s interest rate decreases and loan demand has been muted while the longer-term rate environment becomes clearer. As interest rates rise, competition for deposits increased, leading to higher deposit costs and reduced liquidity, and as rates have fallen, deposit costs have been moderating, and liquidity has increased. Any new increase in interest rates to address inflationary pressures or otherwise could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy.

Inflation could negatively impact our business and our profitability.

Continued inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could also result in missed earnings and budgetary projections.

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

In addition, events impacting the banking industry in 2023 resulted in significant disruption and volatility in the capital markets, reduced current valuations of securities portfolios and bank stocks, and decreased confidence in banks among depositors and other counterparties as well as investors. While these events occurred in the context of rapidly rising interest rates, and such rate increases and disruption and volatility has since abated, there remain unrealized losses in longer duration debt securities and loans held by banks, increased competition for deposits, and potentially an increased risk of a recession. A decrease in the supply of deposits or significant increase in competition for deposits could result in substantial increases in costs to retain and service deposits. In addition, increased adoption of consumer banking technology can result in reduced deposit stickiness due to the relative ease with which depositors may transfer deposits to a different depository institution in the event that confidence is lost in the Bank. The cost of resolving the bank failures in early 2023 prompted the FDIC to issue a special assessment to recover costs to the Deposit Insurance Fund, and such special assessments may continue to be imposed. Please see Item I – Part 1 – “Supervision and Regulation – FDIC Insurance Assessments and Depositor Preference” for further information.

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

A significant portion of our loan portfolios are secured by real estate. As of December 31, 2024, approximately 78.5% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Any weakening of the real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial industrial, construction and land development and commercial real estate loans at December 31, 2024 and 2023 were $24.1 billion and $23.2 billion, respectively, or 71% and 71%, respectively, of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Any formal or informal action by our supervisors may require us to take increased reserves on these loans and could affect our share price.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. Concentrations in commercial real estate are monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk-based capital (as of December 31, 2024, our bank ratio was 40.9%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2024, our bank ratio was 219.6%).

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

We are subject to the risk of default by our clients and counterparties.

Many of our transactions expose us to credit risk if counterparties or clients default on their obligations. This risk increases if the collateral cannot be liquidated or is sold at a price insufficient to cover the full loan. When engaging in credit transactions, we rely on representations and information provided by counterparties and clients, such as financial statements, credit reports, and other disclosures. If the information or representations are inaccurate, our ability to assess default risk effectively may be compromised, potentially leading to unfavorable transactions that could impact our financial condition and results of operations.

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

In connection with the IBTX Merger, we are integrating a larger balance sheet and funding structure, which may introduce complexities in liquidity management. If deposit growth does not meet expectations or funding costs rise unexpectedly, our ability to maintain adequate liquidity could be impacted. Further, effective management of liquidity risk includes, among other practices, establishing liquidity key risk indicators and related risk tolerances, maintaining a portfolio of high-quality liquid assets, building and maintaining loan collateral at the Federal Home Loan Bank of Atlanta and Federal Reserve Discount Window, cash flow forecasting, diversifying funding sources, designing and using stress testing scenarios, and implementing an operational contingency funding plan. Our failure to effectively manage our liquidity risk through one or more of these practices could lead to operational disruptions, financial losses, and reputational damage, resulting in an adverse effect on our business, financial condition, and results of operations.

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

The Current Expected Credit Loss (“CECL”) standard and merger activity may result in increased volatility and further increases in our allowance for credit losses (“ACL”).

The measure of our ACL is dependent on the interpretation of applicable accounting standards, as well as external events, including the IBTX Merger, the path of interest rates and inflation, market conditions, including recession risk and the possible impact on the unemployment rate and the performance of our loan portfolio, and other factors including the conflict in Ukraine, the conflicts in the middle east and other geopolitical tensions, performance of the commercial real estate markets, and natural disasters such as hurricanes and flooding or pandemics such as COVID-19. We adopted the Financial Accounting Standards Board’s Current Expected Credit Loss, or CECL standard, in the first quarter of 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan. This initial measurement took place as of January 1, 2020, at the time of our adoption of CECL.

The CECL model has resulted in and may continue to result in differences in the impact of forward-looking information and timing of reserve builds and releases from our ACL, as compared to the “incurred loss” standard that we previously applied in determining our ACL. The CECL model requires us to estimate the lifetime “expected credit loss” with respect to loans and other applicable financial assets, which may produce changes of a greater magnitude than the level of “incurred losses” that would have been used to determine our allowance for loan losses under the prior incurred loss standard. The challenges associated with estimated lifetime credit losses in view of the economic aftermath of the COVID-19 pandemic and government fiscal and monetary intervention have resulted in continued forecasting uncertainties that impact the timing and magnitude of changes in our ACL in the future, which could have a material and adverse effect on our business, financial condition and results of operations. The Company’s estimate of its ACL involves a high degree of judgment; therefore, the Company's process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. Further, if management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb losses going forward, or if bank regulatory authorities require us to increase the allowance for credit losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

Our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The Company also may be compelled to raise capital if regulatory or supervisory requirements change and as a result of the acquisition of IBTX may face further government scrutiny due to the increased size of the Company’s business. Our ability to raise capital, if needed, in the future to meet capital requirements or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

The objectives of our risk management program and processes are to mitigate risk and loss to our organization. We have established an enterprise risk framework and program that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject across the organization and business lines, including liquidity risk, credit risk, strategic risk, market risk, interest rate risk, operational risk (including payments risk, BSA/AML risk, and model risk), cybersecurity risk, corporate governance and legal risk, compliance risk, strategic risk, and reputational risk (including environmental and social risks), among others. We also assess new and emerging risks on our existing programs. However, this framework will evolve as we expect to become subject to heightened expectations from the OCC as we grow above $50 billion in assets. In addition, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial services industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. Any potential new regulations or modifications to existing regulations would also likely necessitate changes to our existing regulatory compliance and risk management infrastructure. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

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

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business. If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of investigation, remediation, as well as for related personal injury and property damage. Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property. Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations. Many environmental laws impose strict liability regardless of whether the Company knew of, or was responsible for, the contamination. In addition, banks’ credit and underwriting policies that result in funding fossil fuel projects may impact climate change and lead to increased greenhouse gas emissions. Banks have very limited control over the actions of their clients, and while banks can monitor environmental profiles, information currently available is insufficient to assess both environmental risk and the financial risk inherent in making lending decisions. Accordingly, the Bank may be unable to assess how our lending decisions affect both our risk profile and our profitability.

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

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. Like the financial services industry overall, we have seen an increase in fraudulent attempts on accounts, online transactions, and debit cards during 2024, and these attempts may continue to accelerate with the increased use of artificial intelligence to produce sophisticated malware, phishing schemes, and other fraudulent activities. While (i) our procedures are designed to follow customary, industry-specific security precautions, (ii) we use software to monitor check and online and digital transaction, (iii) we provide employees with ongoing training, table-top exercises and regular communications and guidance to combat fraud, and (iv) we have adopted additional cybersecurity tools and solutions designed to identify fraudulent attempts, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

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

The adoption and use of artificial intelligence tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, or counterparties, or other third parties.

Our adoption and use of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant and evolving risks involved in utilizing AI, and no assurance can be provided that our or our third party vendors’ or service providers’ use of AI will enhance our or our third party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being incorrectly or inadequately designed or trained, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Further, generative AI has been known to, and may continue to, create biased, incomplete, inaccurate, misleading or poor-quality output or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. We have implemented an AI governance function and risk management framework that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls. However, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Further, our competitors or other third parties may incorporate AI into their business or operations more quickly or more successfully than us, which could impair our ability to compete effectively.

In addition, regulation of AI is rapidly evolving as legislatures and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity, and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all the legal, operational or technological risks that may arise relating to the use of AI. We expect our use of AI will require additional resources, including the incurrence of additional costs, to develop and maintain our products and services to minimize potentially harmful or unintended consequences, to comply with applicable and emerging laws and regulations, to maintain or extend our competitive position, and to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues which may arise as a result of any of the foregoing.

We are subject to sustainability, stewardship and governance risks that could adversely affect our reputation and/or our business, operations, and earnings.

Governments, investors, customers, and the general public have been focused on sustainability, stewardship and governance practices and disclosures. For us and others in the financial services industry, this focus extends to the practices and disclosures of customers, counterparties, and service providers with whom we choose to do business. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon sustainability, stewardship and governance metrics, and certain investors integrate these factors into their analysis of the expected risk and return of potential investments. Currently, there are no universal standards for such scores, ratings or analyses, and views are diverse, dynamic, and rapidly changing. Further, because we have multiple stakeholders, often those stakeholders have differing and sometimes conflicting priorities and expectations regarding these issues that must be considered. If we fail or are perceived to fail in meeting our stakeholders’ expectations, or if we take actions in conflict with these expectations, this could lead to loss of business, negative publicity in traditional and social media, or an adverse impact on our ability to attract and retain customers and employees.

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

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. Further, third parties provide key components of our business infrastructure, such as our core processing, underwriting and servicing software, data collection and analysis, loan and deposit documents, compliance and risk software, product and service offerings, and internet connections and network access. As client, public and regulatory expectations regarding operational, information, and cyber security have increased, we and our third-party service providers must continue to safeguard and monitor our operational and security systems and infrastructure for potential failures, threats, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities, or those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we have information and cybersecurity policies and procedures, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread failure of or disruption to our operational and security systems and infrastructure that support our businesses and clients. Any disruption or failure in our operational or security systems or infrastructure or the services provided by third parties, or any failure by us or these third parties to handle current or higher volumes of use, could adversely affect our ability to deliver products and services to our clients, process transactions and otherwise to conduct business.

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

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks, information security breaches, and other similar incidents. These may include hacking, terrorist activities, identity theft, computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or third parties, social engineering, attacks on personal email of employees, or other information security breaches or similar incidents that could result in the unauthorized release, gathering, monitoring, misuse, misappropriation, loss, disclosure or destruction of confidential, proprietary, personal and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cyber-attacks, information security breaches, or other similar incidents. Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect all cyber-attacks, information security breaches, or other similar incidents, nor may we be able to implement guaranteed preventive measures against cyber-attacks, information security breaches, or other similar incidents. Cyber threats are increasing and rapidly evolving, and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

Cybersecurity risks for banking organizations have significantly increased in recent years, in part because of the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile payment and other internet-based product offerings and expand our internal usage of web-based products and applications and as AI tools are increasingly used for purposes of cyber-attacks, information security breaches, and other similar incidents, including for targeted social engineering attacks. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime affiliates, terrorist organizations, hostile foreign governments, disgruntled employees, service providers, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. For example, targeted social engineering attacks and “spear phishing” attacks are becoming more sophisticated and are extremely difficult to prevent. In such an attack, an attacker will attempt to fraudulently induce colleagues, customers or other users of our systems to disclose sensitive information to gain access to its data or that of its clients. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or until well after a breach has occurred.

The risk of a security breach caused by a cyber-attack at a service provider or by unauthorized service provider access has also increased in recent years. Additionally, the existence of cyber-attacks, information security breaches, or other similar incidents at third-party service providers with access to our confidential, proprietary, personal and other information may not be disclosed to us in a timely manner, and we cannot guarantee that we can obtain adequate or any reimbursement from such third-party service providers in the event we should suffer any disruption, compromise, failure, liability, reputational harm or other cost or expense. While we have processes in place to monitor our third-party service providers’ data and information security safeguards, we do not control such service providers’ day to day operations and a successful cyber-attack, information security breach, or other similar incident at one or more of such third-party service providers is not within our control. The occurrence of any such cyber-attacks, information security breaches, or other incidents could damage our reputation, result in a loss of customer business, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Further, due to applicable laws and regulations or contractual obligations, we may be held responsible for system failures, interruptions, or cyber-attacks attributed to such third-party service providers as they relate to the information we share with them.

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

Cyber-attacks, information security breaches, and other similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential, proprietary, personal or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable data privacy and cybersecurity laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. We may not be insured against all types of losses as a result of cyber-attacks, information security breaches, and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

We experienced a cybersecurity incident in February 2024 involving unauthorized activity in the Company’s systems, which was investigated using a cybersecurity firm and as a result of which we mailed notices to individuals that may have been impacted. A consolidated putative class action is pending against us in Circuit Court in Polk County Florida related to the incident. Although we enhanced our cybersecurity defenses since the incident and to date, and we have not experienced any material losses related to this event, there is no assurance that we will not experience cyber-attacks, information security breaches, or other similar incidents in the future or that we will not suffer material losses from such incidents in the future.

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

Moreover, the standards by which bank and financial institution acquisitions will be evaluated may be subject to change. For example, the OCC adopted a final rule in September 2024 amending its procedures for reviewing applications under the BMA and adding a policy statement on the OCC’s substantive approach to evaluating bank mergers under the BMA. The policy statement outlines the general principles the OCC will apply when reviewing bank merger applications and clarifies how the OCC would consider the statutory factors under the BMA. The policy statement identifies certain indicators that are more likely to withstand scrutiny and be approved expeditiously and those that would raise supervisory or regulatory concerns. Indicators generally consistent with timely approval, include, among others, appropriate capital and supervisory ratings, lack of enforcement or fair lending actions, lack of significant CRA or consumer compliance concerns or significant adverse effect on competition, and that the resulting institution would have total assets less than $50 billion, which the Company already exceeds as a result of the IBTX Merger. Further, the Company’s ability to complete future acquisitions may depend on factors outside its control, including changes in the presidential administration or in one or both houses of Congress.

Nevertheless, there is no assurance that market conditions will favor mergers or the financial feasibility of completing an acquisition, obtaining cost savings and operational efficiencies, or realizing merger synergies upon integration. Failure to achieve or delays in achieving anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy and could materially and adversely affect the Company’s financial condition, results of operations, business and prospects. Further, there is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our Company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets, contiguous markets, and beyond. The number of financial institutions headquartered in our market areas in the Southeastern United States and across the country continues to decline through merger and other activity. We expect that other banking and financial services companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. In addition, acquisitions are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory and fair lending compliance, including with respect to BSA and AML obligations, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals.

The standards by which bank and financial institution acquisitions will be evaluated are currently in flux as the Trump administration is expected to reduce regulatory burdens on merger proposals. While the OCC finalized a policy statement on bank mergers in 2024 designed to clarify the agency’s consideration of the statutory factors in the Bank Merger Act for approval of a bank merger, listing the indicators the OCC finds to be consistent with approval (see Part I Item 1 “Supervision and Regulation - Regulation of the Bank”), it is uncertain how these standards and other policies may be interpreted and implemented in the Trump administration. As merger policy remains uncertain, there may be delays in approvals, increasing costs and uncertainties in the ability to successfully merge and integrate a target. Any acquisition could be dilutive to our earnings and shareholders' equity per share of our common stock.

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

As of December 31, 2024, we owned $6.8 billion of investment securities, which included $2.3 billion in held-to-maturity securities, $4.3 billion in available for sale securities and $223.6 million in other investments.  The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio.  For available-for-sale securities, the unrealized gains and losses are recorded in equity, net of tax, in accumulated other comprehensive income (“AOCI”).  The Company has elected to exclude AOCI from its regulatory capital calculations, however, after the failure of a few financial institutions in the first quarter of 2023, many investors are taking into consideration losses in available for sale securities included in AOCI along with losses in held to maturity securities, which are not included in our financial statements, in looking at the valuations of financial institutions.

We analyze each available for sale security quarterly on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of the security to determine whether there is a credit loss associated with the decline in fair value.  We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors.  We use a systematic methodology to determine the ACL for investment securities held to maturity.  The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio.  We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.  Our estimate of the ACL involves a high degree of judgment; therefore, our process for determining expected credit losses my result in a range of expected credit losses.  We monitor the held to maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded.  Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Following completion of the IBTX Merger, the Company reached $65 billion in assets. As a result, it must bolster its risk management and governance framework to support a larger company consistent with the OCC’s heightened standards for larger institutions. These standards include established minimum standards for the design and implementation of the risk management framework and increased oversight and credible challenge by the Board of Directors over the Company’s risk profile and risk management practices. While we have been working to meet these heightened standards over the past two years, which will not apply until September 2026, our existing enterprise risk framework and program may not be easily scalable to meet such heightened standards, thereby requiring lengthy or costly modifications to meet such standards. Further, the Company’s existing workforce may not be sufficient or have the requisite skillset to design, operate and manage the bolstered framework, thereby requiring the Company to expend financial resources to hire and/or train the necessary staff. The Company’s failure to meet such heightened standards may expose it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities.

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

In addition, we expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden Administration, including, for example, potentially freezing new regulations or hiring for federal agencies. The Trump Administration’s agenda also includes a heightened focus on immigration reform and the use of sanctions and export controls to encourage U.S. economic growth. We cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration or U.S. Congress, such as with respect to proposed regulations on capital and long-term debt, or the interpretation or implementation of merger policies. Nevertheless, such changes may have a material impact on our business, financial condition and results of operations.

Regulatory responses in connection with severe market downturns or unforeseen stress events may alter or disrupt our planned future strategies and actions. Adverse developments affecting the overall strength and soundness of other financial institutions, the financial services industry as a whole and the general economic climate and the U.S. Treasury market could have a negative impact on perceptions about the strength and soundness of our business even if we are not subject to the same adverse developments. For example, during 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank, Signature Bank, and First Republic Bank, respectively. The failure of other banks and financial institutions and the measures taken by governments and regulators in response to these events, including increased regulatory scrutiny and heightened supervisory expectations, could adversely impact our business, financial condition and results of operations.

Recent regulatory proposals may increase capital and liquidity risks.

We face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. For example, the banking regulators proposed changes to the capital rules intended to bring the U.S. capital rules into conformance with the Basel Framework, which would require banking organizations with assets of $100 billion or more to face significantly increased capital requirements. While the proposed rule does not affect the Company directly because it applies only to banking organizations with $100 billion or more in assets, it may adversely impact the Company due to general regulatory and investor expectations for the Company and the Bank to hold additional capital or as a result of larger banking organizations making changes in response to the increased capital requirements, which could have a material impact on the Company’s financial results and business mix. Please see Item I – Part 1 – “Supervision and Regulation – Capital Requirements” for further information regarding the capital rule proposal.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds, and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2024, we had approximately $614.5 million in wholesale brokered deposits, $23.6 million of in-market CDARs deposits, $2.5 billion of ICS deposits and approximately $53.4 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. DOJ and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC has been calculated based on its average consolidated total assets less its average equity. However, effective January 1, 2019, which was following the fourth consecutive quarter where the Bank’s total consolidated assets exceeded $10 billion, the FDIC started to use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. For example, we incurred a special assessment of approximately $30 million by the FDIC to help recoup losses to the Deposit Insurance Fund resulting from bank failures in 2023. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to the data privacy and cybersecurity of the personal information of customers, employees or others, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and reputational damage. As new data privacy and cybersecurity-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards as well as our potential liability for non-compliance and reporting obligations in the case of cyber-attacks, information security breaches, or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security and segregation of data, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.

For example, we are subject to federal laws, rules, regulations and standards, including the Gramm-Leach-Bliley Act (the “GLBA”), which require financial institutions to, among other things, periodically disclose their privacy policies and practices relating to sharing personal information and enable retail customers to opt out of our ability to share such personal information with unaffiliated third parties under certain circumstances. Such laws and regulations also require financial institutions to implement a comprehensive cybersecurity program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information. An amendment to Regulation S-P, an implementing regulation promulgated under the GLBA, was adopted by the SEC on May 16, 2024 and requires broker-dealers and registered investment advisers to, among other things, adopt and implement an incident response program as part of their formal cybersecurity policies and procedures and report data breaches to affected individuals whose sensitive customer information was, or is reasonably likely to have been, accessed or used without authorization within 30 days of becoming aware of such breach. The Bank is also subject to rules and regulations issued by the Federal Trade Commission, which regulates unfair or deceptive acts or practices, including with respect to data privacy and cybersecurity. Additionally, like other lenders, the Bank uses credit bureau data in its underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us and our subsidiaries. The federal government also is considering, and may pass, additional data privacy and cybersecurity legislation, to which we may become subject if passed.

We also are subject to federal regulations that, among other things, require a banking organization to notify its primary federal regulators as soon as possible and within 36 hours after identifying a “computer-security incident” that has materially disrupted or degraded, or the banking organization believes in good faith is reasonably likely to materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S. financial sector. Additionally, the federal banking regulators, as well as the SEC and related self-regulatory organizations, regularly issue guidance regarding cybersecurity that is intended to enhance cyber risk management among financial institutions.

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

As part of its shareholder proposals to be considered at its 2025 Annual Shareholder Meeting, the Company is proposing to change its state of domicile from South Carolina to Florida and to follow Florida law with respect to approvals required for approval of a Fundamental Change. Florida law requires that shareholders holding a majority of the outstanding common stock of the Company approve a Fundamental Change, as opposed to South Carolina’s more onerous statute requiring shareholders of two-thirds of the outstanding common stock approve a Fundamental Change. While this change will make it easier for the Company to undertake a Fundamental Change, we can give no assurance the shareholders will approve the proposal or that the proposed reincorporation will take place. If the proposal is rejected, the Company may face challenges in executing mergers, acquisitions, or restructurings due to stricter approval requirements. If approved, differences in Florida law could impact shareholder rights, governance structures, and regulatory compliance. Additionally, the transition may involve legal, tax, or administrative costs, and the anticipated benefits may not materialize. Any delays or legal challenges could create uncertainty, impacting the Company’s strategic initiatives and stock performance

Shares of our Common Stock are not insured deposits and may lose value.

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

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. As of December 31, 2024, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $117.9 million, net of fair value adjustments. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

At December 31, 2024, our shareholders included three funds owning approximately 29% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2024, our shareholders include three funds that collectively own approximately 29% of the outstanding shares of our common stock. The top ten institutional owners collectively own approximately 50% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

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

Further, the change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in increased regulatory uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations have been in the past and may, in the future, be materially affected by global economic conditions and geopolitical matters, including, both directly and indirectly, through the impact on client activity levels. The macroeconomic environment in the United States is susceptible to global events and volatility in the financial markets. Global economic and political developments, such as the conflicts in Ukraine and the Middle East, increased global trade and other multinational tensions, including possible tariffs or other trade disruptions; and other global events, have adverse consequences that impact the macroeconomic environment, and these impacts may persist for some time, including disruptions of global supply chains, cross-border migration trends, labor gluts or shortages, increased energy prices, inflationary pressures and higher interest rates. Changes in the global economic and geopolitical environment have resulted in significant adverse effects for many different types of businesses nationwide and in the regions in which we operate, which could adversely impact economic and market conditions for the Company and its clients and counterparties.

The impacts of the Federal Reserve’s interest rate increases have dampened loan demand, and global events and geopolitical tensions could cause economic disruption which may result in further declines in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. Developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. In addition, our net interest margin has been flat to decreasing in 2024 in response to competitive pressure to increase interest rates on deposits in order to retain our funding base faster than increasing the interest rate on our loans, thereby increasing our costs and reducing our revenues. In addition, increases in our loan pricing impacts our borrowers’ ability to repay existing loans or refinance loans as they become due, which could influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

Natural disasters, adverse weather or manmade events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on our business or results of operations.

Our current market areas are in Florida, South Carolina, North Carolina, Georgia, Virginia, and Alabama, and following the IBTX Merger, Texas and Colorado. These regions are susceptible to hurricanes, tropical storms, severe thunderstorms and hail, and related flooding and wind damage as well as blizzards, snowstorms, tornados and other types of strong storms. While three storms in 2024 impacted our market area with little disruption in business, these types of weather events may increase in frequency or intensity because of changes in weather patterns and other factors including climate change. In addition, many of our customers have incurred, or may in the future incur, significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

Natural disasters, adverse weather events and manmade events could in the future disrupt our operations, result in damage to properties and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future natural disasters, adverse weather events or manmade events will affect our operations or the economies in our current or future market areas. Such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future natural disasters, adverse weather events or manmade events.

We are subject to physical and financial risks associated with climate change and other weather and natural disaster impacts.

There continues to be concern over the current and anticipated effects of climate change. These concerns over the anticipated and unanticipated impacts of climate change (including physical risk and transition risk) have led to, and will continue to lead to, governmental efforts to mitigate those impacts. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the U.S. is taking steps to withdraw from the Paris Agreement, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, each of which may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. In addition, the methodologies and data used to manage and monitor climate risk continue to evolve. Climate-related data, particularly greenhouse gas emissions for clients and counterparties, remains limited in availability and varies in quality. As a result, it is difficult to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change on the Bank may present certain unique risks.

The physical risks of climate change include longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Weather events such as flooding, hurricanes and wildfires may increase from longer term climate change. Physical risks may alter the Company’s strategic direction to mitigate certain financial risks. A significant portion of our operations is located in the areas bordering the Gulf of Mexico and the Atlantic Ocean, regions that are susceptible to hurricanes, or in areas of the Southern U.S. that are susceptible to tornadoes and other severe weather events including severe droughts, floods, and sea level rise. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects; however, such measures cannot prevent or mitigate the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans, diminishing the value of any collateral held by us, interrupting supply chains, causing significant property damage, causing us to incur additional expense or resulting in a loss of revenue, and affecting the stability of our deposit base. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, sea level rise, floods, hail and snowstorms, and other weather-related events are difficult to predict and may be exacerbated by global climate change. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

Climate change may worsen the frequency and severity of weather events natural disasters such as fires, hurricanes, tornadoes, droughts, sea level rise, floods, hail and snowstorms and other extreme weather-related events that could cause disruption to our business and operations. Chronic results of climate change such as shifting weather patterns could also cause disruption to our business and operations. Climate change may also result in new and/or more stringent regulatory requirements for the Company, which could materially affect the Company’s results of operations by requiring the Company to take costly measures to comply with any new laws or regulations related to climate change that may be forthcoming.

Transition risks of climate change include policy, legal, technology and market changes. Examples of these transition risks include new regulations, shifts in customer behaviors, supply chain disruptions or breakthroughs in technologies that accelerate the transition to a lower carbon economy. Any of these risks may negatively affect certain sectors and borrowers in our loan portfolio, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us. Transition risk resulting from our customers retooling their businesses to transition from reliance on fossil fuels to cleaner energy also may impact the Bank. While loan demand to facilitate that transition may increase, some businesses may not have the financial capacity to make those changes, impacting their ability to timely repay their loans or decreasing the value of any collateral held by us, which may adversely impact our results of operations.

The Company faces potential reputational risks as a result of its practices related to climate change, including as a result of the Company’s direct or indirect involvement in certain industries, as well as any decisions management makes in response to managing climate risk, especially as views on climate-related matters become subject to increased polarization. Further, there is increased scrutiny of climate change-related policies, goals, and disclosures, which could result in litigation and regulatory investigations and actions. We may incur additional costs and require additional resources as we evolve our strategy, practices and related disclosures with respect to these matters. In addition, California has passed climate disclosure laws that are applicable to companies (such as the Company) that have more than $1 billion in annual revenues and operations in California. While the Company has established a corporate stewardship program and a climate risk steering committee and is in the process of determining its Scope 1 and 2 emissions to comply with these laws, these laws will require material investment by the Company to fully implement. Legislative or regulatory change regarding sustainability, stewardship and governance or climate-related risks or disclosures, including inconsistent requirements and uncertainties, could result in loss of revenue or increased credit, compliance, reputational and other risks and costs.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management system. We have a cross-departmental approach to identifying, assessing, and managing cybersecurity risk, including input from employees and our Board of Directors (the "Board"). The Board and its Risk Committee and Audit Committee (respectively, the “Risk Committee” and the “Audit Committee”), as well as senior management in, among other areas, the information security, information technology, operations, and risk management (including enterprise and operational risk) areas, devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and to identify and respond to cybersecurity threats and incidents in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, identification, and remediation. Our information technology and information security areas review enterprise risk management-level cybersecurity risks continually, and key cybersecurity risks are incorporated into the Company’s Enterprise Risk Management Framework that supports its Risk Appetite Statement. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management. On an annual basis, the Board approves the Company’s Information Security Policy and Program which provides a layered approach to cybersecurity, and includes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of customer information in accordance with applicable law.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Company’s Chief Risk Officer (“CRO”), who oversees and supervises the risk function, including the information security, compliance, legal, operational (which includes business continuity, model risk, and third party risk functions) and enterprise risk areas. Our CISO has over 20 years of experience in information technology leadership, eight years of which is experience in leading information security oversight, and others on our information security team have various information security degrees and certifications within applicable disciplines. Our CISO receives reports from our information security team on a regular basis and monitors the prevention, detection, mitigation and remediation of cybersecurity incidents.

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

We have continued to expand investments in information security and cybersecurity, including providing additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging third-party cybersecurity experts. For example, in 2023, the Bank engaged a third-party cybersecurity consultant to conduct a review of the Company’s information security and cybersecurity program in relation to overall threat trends and specific factors affecting the Bank’s cyber risk profile, and in 2024, a third-party cybersecurity consultant reviewed the Company’s vulnerability management program These reviews assisted management in enhancing the Company’s cyber-risk reduction efforts, including updating Bank’s cybersecurity strategy and program. The Company also maintains cybersecurity insurance provided by carriers that can provide additional technical, legal, and consultation services in the event of a security event that requires additional staff or expertise, including attorneys, forensic accountants, and public relations professionals, among others.

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

The Board has ultimate oversight responsibility for the Company’s risk management and recognizes the importance of protecting the data provided by the Company’s customers and employees and devotes considerable time and attention to overseeing the strategies the Company employs to protect our data and systems and to mitigate against cybersecurity risk. A cybersecurity expert chairs the Risk Committee and provides technology-related insight and guidance to the Company. As part of the Risk Committee’s responsibility for monitoring key business and regulatory risks, the Risk Committee receives from both our Chief Information Officer and CISO quarterly reports and materials which include a review of cybersecurity and information technology key risk indicators, test results and related remediation, and any recent cybersecurity threats or incidents and how the Company is managing those threats or incidents. The Risk Committee also periodically reviews reports on the threat environment, vulnerability assessments, results of penetration testing, and potential cybersecurity and data privacy incidents, as well as information on ongoing employee training relating to data privacy and cybersecurity and how to protect data against cyber threats. Further, on a quarterly basis, our CRO presents to the Risk Committee updates from our Director of Enterprise and Operational Management on the Company’s business continuity program, which covers, among other things, outages and incidences and disaster recovery and business continuity testing. The Risk Committee also approves the annual risk assessment required by the Gramm-Leach-Bliley Act. Moreover, the CISO follows a risk-based escalation process to notify the Risk Committee outside of the cycle of regular updates when management has identified an emerging risk or material issue related to cybersecurity. The Risk Committee also reports material cybersecurity risks to the full Board, based on our CISO’s assessment of risk. In addition, the Audit Committee reviews reports of the Company’s internal audit department’s periodic audits of our information security area and various components thereof.

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

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. As of December 31, 2024, our bank owns 204 properties and leases 107 properties, most of which are used as branch locations, mortgage loan production offices, wealth management offices or for housing operational units in Alabama, Florida, Georgia, North Carolina, South Carolina, and Virginia. We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Georgia, Tennessee, and Alabama. In addition, we lease some space in California, Colorado, Montana, New York and Texas related to the correspondent banking and capital markets division, and occupy a space in Tennessee related to SouthState|DuncanWilliams. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see accompanying Note 6—Premises and Equipment, Note 19—Leases and Note 30 – Subsequent Events to our audited consolidated financial statements.

On January 1, 2025, the Company acquired all of the outstanding common stock of Independent Bank Group, Inc. (“Independent”), a Texas corporation, in a stock transaction. Upon the closing of the merger, the Company acquired Independent’s 92 branch locations, which are located in Texas and Colorado.

In addition, on January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property with entities affiliated with Blue Owl Real Estate Capital LLC, providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Under the sale agreement, the Bank has agreed, concurrently with the closing of the sale of the branches, to enter into triple net lease agreements with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the branches. The Company expects the sale-leaseback transaction to close in the first quarter of 2025 and is subject to Blue Owl performing satisfactory due diligence on the branches.

For additional information relating to the Company’s acquisition of Independent and the sale-leaseback agreement with entities affiliated with Blue Owl, see accompanying with Note 30 – Subsequent Events to our audited consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 19, 2025, we had issued and outstanding 101,364,547 shares of common stock which were held by approximately 6,800 registered shareholders. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2024	2023	2022	2021	2020
Stock Performance
Dividends per share	$2.12	$2.04	$1.98	$1.92	$1.88
Dividend payout ratio	30.22%	31.34%	29.54%	28.43%	81.45%
Dividend yield (based on the average of the high and low for the year)	2.29%	2.77%	2.39%	2.46%	2.93%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	14.27x	13.07x	11.57x	11.94x	33.01x
Price/book ratio (end of year)	1.29x	1.16x	1.14x	1.16x	1.10x
Common Stock Statistics
Stock price ranges:
High	$114.27	$87.77	$93.34	$93.26	$87.98
Low	70.68	59.51	72.26	62.60	40.42
Close	99.48	84.45	76.36	80.11	72.30
Volume traded on exchanges	125,585,600	142,642,700	90,603,400	88,780,100	86,495,680
As a percentage of average shares outstanding	164.57%	187.50%	121.44%	126.11%	157.85%
Earnings per share, basic	$7.01	$6.50	$6.65	$6.76	$2.20
Earnings per share, diluted	6.97	6.46	6.60	6.71	2.19
Book value per share	77.18	72.78	67.04	69.27	65.49

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2024			2023
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$87.18	$77.64	$0.52	$85.38	$66.56	$0.50
2nd	84.52	70.68	0.52	72.98	59.51	0.50
3rd	102.82	74.69	0.54	79.46	64.21	0.52
4th	114.27	92.97	0.54	87.77	63.36	0.52

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

The Company is a legal entity separate and distinct from the Bank. Federal Reserve policy places certain restrictions on our ability pay dividends to our shareholders and Federal bank regulators have also placed restrictions on the Bank’s ability to transfer funds to SouthState in the form of cash dividends. These restrictions are described under Part I - Item 1 – “Supervision and Regulation – Dividend Restrictions.”

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to SouthState by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to SouthState in the form of cash dividends, loans or advances, as described under Part I - Item 1 – “Supervision and Regulation – Dividend Restrictions.” Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2024, the Bank paid dividends to SouthState totaling $168.0 million. We used these funds primarily to pay dividends to shareholders of approximately $161.6 million in 2024.

Stock Performance Graph

The following stock performance graph compares SouthState’s cumulative total shareholder return on our common stock over the most recent five-year period with the NASDAQ Composite and the KBW NASDAQ Regional Banking Index, an index that comprises performance of U.S. companies that do business as regional banks or thrifts. The stock performance graph assumes $100 was invested in our common stock and the above indexes on December 31, 2019. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
SouthState Corporation
KBW NASDAQ Regional Banking Index
NYSE Composite Index
Index Value
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
SouthState Corporation	$100.00	$85.87	$97.46	$95.14	$108.25	$130.62
KBW NASDAQ Regional Bank Index	$100.00	$91.29	$124.74	$116.10	$115.64	$130.90
NYSE Composite Index	$100.00	$106.99	$129.11	$117.04	$133.16	$154.19

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

On April 27, 2022, the Company’s Board of Directors approved a new stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the 2021 Stock Repurchase Plan for a total authorization of 4,120,021 shares. On June 7, 2022, the Company received Federal Reserve Board’s supervisory nonobjection on the 2022 Stock Repurchase Program. Shares of common stock under the 2022 Stock Repurchase Program may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any repurchases, target number of shares and prices or range of prices under the 2022 Stock Repurchase Program may be determined by us in our discretion and depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements. In 2022, the Company did not repurchase any shares through the 2022 Stock Repurchase Program. The Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share in 2023, and a total of 100,000 shares at a weighted average price of $79.85 per share in 2024 pursuant to the 2022 Stock Repurchase Program. As of December 31, 2024, the 2022 Stock Repurchase Plan expired. For the new 2025 Stock Repurchase Program, see accompanying Note 30—Subsequent Events to our audited consolidated financial statements.

The following table reflects our share repurchase activity during the fourth quarter of 2024:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	103	*	$95.78	—	3,920,021
November 1 ‑ November 30	473	*	106.07	—	3,920,021
December 1 ‑ December 31	144	*	101.41	—	—
Total	720			—	—
*

For the months ended October 31, 2024, November 30, 2024 and December 31, 2024, total number of shares purchased includes 103 shares, 473 shares and 144 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2022 Stock Repurchase Program, which expired on December 31, 2024.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SouthState Corporation and its subsidiary’s results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, and also analyzes our financial condition as of December 31, 2024 as compared to December 31, 2023. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams Securities Corp. (“SouthState|Duncan-Williams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. In 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At December 31, 2024, we had $46.4 billion in assets and 5,100 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through a six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

We earned net income of $534.8 million, or $6.97 diluted earnings per share (“EPS”), during 2024 compared to net income of $494.3 million, or $6.46 diluted EPS, in 2023. Net income available to the common shareholders was up $40.5 million, or 8.2%, in 2024 compared to 2023. For further discussion of the Company’s results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023, see Results of Operations section of this MD&A starting on page 68.

At December 31, 2024, we had total assets of approximately $46.4 billion compared to approximately $44.9 billion at December 31, 2023. See the Financial Condition section of this MD&A starting on page 77 for a more detailed description of the change in our balance sheet.

Our overall asset quality results remained strong during the year. Net charge offs as a percentage of average loans decreased to 0.06% compared to 0.08% for the year ended December 31, 2023. The total nonperforming assets (“NPAs”) increased by $29.2 million to $213.4 million at December 31, 2024 from $184.1 million at December 31, 2023. Non-acquired NPAs increased $24.0 million to $146.5 million at December 31, 2024 from $122.5 million at December 31, 2023, which was related to an increase in non-acquired nonperforming loans of $23.5 million. Non-acquired OREO and other NPAs increased by $471,000 to $1.2 million as of December 31, 2024 compared to $711,000 as of December 31, 2023. Acquired NPAs increased $5.3 million to $66.9 million at December 31, 2024 from $61.6 million at December 31, 2023. Acquired nonperforming loans increased $4.4 million and acquired OREO and other nonperforming assets increased $871,000. Total NPAs as a percentage of total assets increased 5 basis points to 0.46% at December 31, 2024 compared to 0.41% at December 31, 2023. We continue to experience solid and stable asset quality numbers and ratios in 2024.

Our efficiency ratio was 56.9% for the year ended December 31, 2024 compared to 55.5% for the same period in 2023. The increase of our efficiency ratio was due to both a $6.9 million increase in noninterest expense and a $21.8 million decrease in total net interest income and noninterest income. The increase in noninterest expense was mainly due to an increase in salaries and employee benefits of $23.5 million, an increase in information service expense of $7.7 million, and an increase in merger, branch consolidation, severance related and other expense of $7.0 million, offset by a decrease in the FDIC special assessment expense of $21.8 million, a decrease in amortization of intangible of $5.2 million, and a decrease in other noninterest expense of $4.9 million in 2024. The decrease in total net interest income and noninterest income was due to a decline in net interest income of $37.2 million as the increase in interest expense exceeded the increase in interest income, as deposits repriced in the higher interest rate environment, along with deposits moving to higher costing money market accounts and interest-bearing checking accounts from noninterest-bearing checking accounts and savings accounts during 2024.

We continue to remain well-capitalized with a total risk-based capital ratio of 15.0% and a Tier 1 leverage ratio of 10.0%, as of December 31, 2024, compared to 14.1% and 9.4%, respectively, at December 31, 2023. The improvement in the total risk-based capital ratio was mainly due to total risk-based capital increasing 8.2% with the increase in equity resulting from net income of $534.8 million recognized in 2024, along with the increase in the allowance for credit losses and unfunded commitments of $20.1 million includable in Tier 2 capital. Total risk-weighted assets increased $657.1 million, or 1.9%, in 2024. The improvement in the Tier 1 leverage ratio was due to the increase in Tier 1 capital of 9.3% with the increase in equity resulting from net income of $534.8 million recognized in 2024. Regulatory average assets used to calculate the Tier 1 leverage ratio increased $1.1 billion, or 2.6%, in 2024. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities. For further discussion of the Company’s financial condition as of December 31, 2024 compared to December 31, 2023, see Financial Condition section of this MD&A starting on page 77.

Recent Events

Independent Bank Group, Inc. (“Independent”) Merger

On January 1, 2025, the Company acquired all of the outstanding common stock of Independent, a Texas-based corporation, the bank holding company for Independent Bank, in a stock transaction. Pursuant to the Merger Agreement, shareholders of Independent received 0.60 shares of the Company’s common stock in exchange for each share of Independent stock resulting in the Company issuing 24,858,731 shares of its common stock. In total, the purchase price for Independent was $2.5 billion.

Sale-leaseback Transaction

On January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Under the Sale Agreement, the Bank has agreed, concurrently with the closing of the sale of the branches, to enter into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”). The Company expects the Sale-leaseback Transaction to close in the first quarter of 2025 and is subject to Blue Owl performing satisfactory due diligence on the branches.

Capital Management

On February 11, 2025, the Company received Federal Reserve Board’s supervisory nonobjection on the 2025 stock repurchase program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. See accompanying with Note 30 – Subsequent Events to our audited consolidated financial statements.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with generally accepted accounting principles (“GAAP”) and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 1—Summary of Significant Accounting Policies of our audited consolidated financial statements.

The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.

Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no provision for credit losses affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit loss expense (or recovery of credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted into interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

For further discussion of our loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited consolidated financial statements.

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

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $224 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $104 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and continued geopolitical tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at December 31, 2024.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2024 and 2023, the balance of goodwill was $1.9 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Under the ASU Topic 350, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on the difference. The impairment charge will be limited to the amount of goodwill allocated to the reporting unit. An entity is able to perform an optional qualitative goodwill impairment assessment before proceeding to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value.

We evaluated the carrying value of goodwill as of October 31, 2024, our annual test date, and determined that no impairment charge was necessary as the fair value of the entity exceeded the carrying value. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Income Taxes and Deferred Tax Assets

Income taxes are provided for the tax effects of the transactions reported in our consolidated financial statements and consist of taxes currently due plus deferred taxes related to differences between the tax basis and accounting basis of certain assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. The Company determines the realization of deferred tax assets by considering all positive and negative evidence available, including the impact of recent operating results, future reversals of taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. Determining whether deferred tax assets are realizable is subjective and requires the use of significant judgment. A valuation allowance is provided when it is more-likely-than-not that some portion of the deferred tax asset will not be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company and its subsidiaries file a consolidated federal income tax return. Additionally, income tax returns are filed by the Company or its subsidiaries in various state and local jurisdictions based on the Company’s footprint. The tax laws and regulations in each jurisdiction are complex and may be subject to different interpretations by the Company and the relevant taxing authorities. Therefore, the Company is required to exercise judgment in determining tax accruals and evaluating the Company’s tax positions, including evaluating uncertain tax positions. See Note 1—Summary of Significant Accounting Policies and Note 11—Income Taxes to the consolidated financial statements for further details and discussion.

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1 to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $40.5 million, or 8.2%, to $534.8 million for the year ended December 31, 2024 compared to $494.3 million for the year ended December 31, 2023. Below are key highlights of our results of operations during 2024:

●	A $197.0 million increase in interest income, resulting from a $209.4 million increase in interest income from loans and loans held for sale, offset by a $8.0 million decrease in interest income from investment securities, and a $4.5 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income in loans was due to 33 basis point increase in loan yields as loans continued to reprice higher during 2024 from the comparatively lower rate environment than in 2022 and in 2023. The increase in interest income from loans is also due to the increase in the average balance of non-acquired loans of $3.1 billion through organic loan growth of loans held for investment and acquired loans renewing. The Federal Reserve Bank decreased its federal funds rate by 100 basis points for the first time since early 2022. However, the rate cuts occurred during the third and fourth quarters of 2024, the first 50 basis-point rate cut in mid-September 2024, followed by two additional cuts of 25 basis-point each, one in early November 2024 and the other in mid-December 2024. The decline in interest income from investment securities was mainly due to the decline in average balance of $578.7 million. The rate cuts in 2024 were the primary driver of the 44-basis point yield decline in securities purchased under agreement to resell and interest-bearing deposits;

●	A $234.1 million increase in interest expense, primarily resulted from a $231.6 million increase in interest expense from deposits, a $3.2 million increase in interest expense from federal funds purchased, and a $1.5 million increase in interest expense in securities sold under agreements to repurchase, offset by a $2.4 million decrease in interest expense from other borrowings. The increase in interest expense from deposits was due to deposits repricing in the comparatively higher interest rate environment during 2024 along with growth in money market and time deposits which generally have higher rates than other deposits. The average cost of deposits, excluding noninterest-bearing deposits, increased by 73 basis points compared to 2023;
●	A $98.1 million decrease in the provision for credit losses, as the Company recorded a provision for credit losses of $16.0 million in 2024 compared to $114.1 million in 2023. During 2024, we recorded a lower provision for credit losses as economic forecasts improved with inflation moderating and interest rates declining during the current period;
●	A $15.4 million increase in noninterest income, which resulted primarily due to an increase in mortgage banking income of $6.7 million, an increase in trust and investment services income of $6.0 million, an increase in other noninterest income of $6.0 million, an increase in debit, prepaid, ATM and merchant card related income of $4.0 million, an increase in bank owned life insurance of $3.8 million, and an increase in fees on deposit accounts of $3.1 million. These increases were offset by a decline in correspondent banking and capital market income of $16.5 million (See Noninterest Income section on page 73 for further discussion);
●	A $6.9 million increase in noninterest expense, resulted primarily from a $23.5 million increase in salaries and employee benefits expense, a $7.7 million increase information services expenses, a $7.0 million increase in merger, branch consolidation, severance related and other expense, and a $3.0 million increase in OREO expense and loan related expense. These increases were offset by a $21.8 million decrease in FDIC assessment and other regulatory charges, a $5.2 million decrease in amortization expense of intangible assets, a $4.4 million decrease in other noninterest expense, and a $2.1 million decrease in professional fees (See Noninterest Expense section on page 75 for further discussion); and
●	Higher income tax provision of $28.9 primarily due to the change in pre-tax book income between the two years. The Company recorded pre-tax book income of $700.2 million in 2024 compared to pre-tax book income of $630.9 million in 2023. The increase was also due to the effects of the Company adopting ASU 2023-02 in the first quarter of 2024 whereby it applied the proportional amortization method of accounting related to its low-income housing tax credits partnerships (“LIHTC”). With the adoption of ASU 2023-02, the amortization of the LIHTCs is now recorded within Provision for Income Taxes rather than Other Noninterest Expense on the Consolidated Statements of Income. LIHTC amortization totaled $14.4 million during 2024. The change in the accounting method, in addition to other items recorded during the year, increased our effective tax rate for 2024 compared to 2023. The Company’s effective tax rate was 23.63% for the year ended December 31, 2024 compared to 21.64% for the year ended December 31, 2023.
●	Basic earnings per common share increased 7.8% to $7.01 in 2024, from $6.50 in 2023 and increased 5.4% from $6.65 in 2022.
●	Diluted earnings per common share increased 7.9% to $6.97 in 2024, from $6.46 in 2023, and increased 5.6% from $6.60 in 2022.
●	Return on average assets was 1.17% in 2024, an increase compared to 1.11% in 2023, and a slight decrease in 2023 compared to 1.12% in 2022. The increase in 2024 compared to 2023 resulted from the increase in net income of $40.5 million, or 8.2%, to $534.8 million being greater than the increase in total average assets of $981.1 million, or 2.2%, to $45.6 billion in 2024. The increase in 2023 compared to 2022 was driven by both the increase in total average assets along with the decrease in net income.
●	Return on average common shareholders’ equity increased to 9.41% in 2024, compared to 9.37% in 2023, and decreased in 2023 from 9.84% in 2022. The increase in 2024 compared to 2023 was due to the increase in net income by 8.2%, or $40.5 million, to $534.8 million was greater than the growth in average common shareholders’ equity of 7.7%, or $408.6 million. The decrease in 2023 compared to 2022 was driven by the growth in average common shareholders’ equity and decline in net income.
●	Our dividend payout ratio was 30.22% for 2024 compared with 31.34% in 2023 and 29.54% in 2022. The decrease in the dividend payout ratio in 2024 compared to 2023 was due to the increase in net income available to common shareholders of 8.2%, or $40.5 million, exceeded the increase in total dividends paid during 2024 of 4.3%, or $6.7 million. The increase in the dividend payout ratio in 2023 compared to 2022 was due to the increase in total dividends paid during 2023 of 5.8%, or $8.4 million, while the net income available to common shareholders decreased 0.4%, or $1.7 million.

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

The Federal Reserve implemented a total rate cut of 100 basis-point, beginning with a 50 basis-point reduction in mid-September 2024. This was followed by two additional cuts of 25 basis-point each, one in early November 2024 and the other in mid-December 2024. These rate cuts came after a series of rate hikes that began in March 2022, resulting in a target range of 4.25% to 4.50% at December 31, 2024. As the rate reductions occurred during the later part of the year 2024, the Company operated in a comparatively higher rate environment in 2024 compared to 2023.

2024 compared to 2023

Net interest income and net interest margin are highlighted for the year ended December 31, 2024, compared to 2023:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin decreased by 19 basis points and 20 basis points, respectively, in 2024 compared to 2023. The net interest margin decreased primarily due to the increase in the cost of interest-bearing liabilities of 70 basis points outweighing the increase in the yield on interest earning assets of 33 basis points. The increase in the cost of interest-bearing liabilities lagged the increase in yield on interest-earning assets during the rising interest rate cycle but accelerated during latter half of 2023 and into 2024.
o	Overall, our yield on interest-earning assets in 2024 increased 33 basis points from 2023, primarily due to higher yields on a majority of interest-earning assets, including loans held for investment, investments securities, and loans held for sale, as the Federal Reserve Bank interest rate hikes during 2023 and 2024 continue to impact these rates. Our net interest margin benefitted from higher yields on loans held for investment of 33 basis points and an increase in the average balance of $1.7 billion, as this loan category is our highest yielding loan category. This increase was offset by a decline in the average balances of investment securities of $578.7 million.
o	The average cost of interest-bearing liabilities in 2024 compared to 2023 increased 70 basis points. This increase was driven by the effects from the relatively higher rate environment on the repricing of all deposit accounts, federal funds purchased, securities purchased with agreement to repurchase, and trust preferred corporate debt. The average cost of interest-bearing deposits increased 73 basis points as the cost increase occurred across all deposit categories as a result of the higher rate environment and a change in the deposit mix. Our deposits have shifted from lower-costing savings and transaction accounts to higher-costing money market accounts as the depositors have sought higher yields. The average cost of securities sold with agreements to repurchase and federal funds purchased increased by 80 basis points and 13 basis points, respectively, while the average cost of corporate and subordinated debentures increased by 7 basis points. Other borrowings, consisting of FHLB advances had an average cost of 5.55% during 2024 compared to 5.08% during 2023. Our overall cost of funds, including noninterest-bearing deposits, was 1.88% for the year 2024, compared to 1.30% for the year 2023.
●	Our net interest income decreased by $37.2 million, or 2.6%, to $1.4 billion during 2024 compared to 2023, as our interest expense increased $234.1 million while interest income increased $197.0 million.
o	Our interest income increased by $197.0 million led by higher non-acquired loan interest income of $283.5 million due to a higher average balance of $3.1 billion, and a higher yield of 43 basis points. Interest income on loans held for sale increased by $4.7 million due to a higher average balance of $69.1 million.
o	These increases in interest income were partially offset by lower interest income on acquired loans of $78.7 million, investment securities of $8.0 million, and lower interest income on federal funds sold and repurchase agreements of $4.5 million. Contributing to this reduction are lower average balances of $1.4 billion, $578.7 million and $18.2 million in acquired loans, investment securities and federal funds sold and repurchase agreements, respectively. The effects from the decline in average balances were partially offset by the increases in yields of 10 basis points on acquired loans and 8 basis points on loans held for sale.

o	Our interest expense increased by of $234.1 million in 2024 compared to 2023, due primarily to an increase in interest expense on interest-bearing deposits of $231.6 million, which was attributable to an increase in the average cost of 73 basis points, and an increase in the average balances of $2.0 billion. As noted above, the increase in expense on interest-bearing deposit was significantly impacted by the change in mix from lower costing savings and transaction deposit accounts to higher costing money market and certificate and other time deposit accounts as customer sought higher yields and competition for these deposits increased during 2024. Interest expense on federal funds purchased, repurchase agreements and corporate and subordinated debentures increased $3.2 million, $1.5 million, and $257,000, respectively, due to increases in the average costs of 13 basis points, 80 basis points, and 7 basis points, respectively.
o	During 2024, we recorded lower interest expense related to other borrowings of $2.4 million, due to a decrease in the average balance of $63.8 million.
●	Average interest-earning assets increased $1.2 billion, or 3.0%, to $41.3 billion in 2024 compared to 2023.
o	The increase in the average balance on non-acquired loan portfolio of $3.1 billion was due to organic growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio.
o	The increase in the average balance of loans held for sale of $69.1 million was primarily due to the SBA loans purchased from third-party originators in 2024. The Company began purchasing and pooling the guaranteed portion of SBA loans during the third quarter of 2024.
o	The decrease in the average balance on the acquired loan portfolio of $1.4 billion was due to paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The average balance in investment securities decreased by $578.7 million. The decrease in average was primarily a result of maturities, calls and paydowns on available for sale and held to maturity securities of $511.6 million, and $228.5 million, respectively, during the year, along with sales of available for sale securities of $2.0 million. In addition, the unrealized gain/loss position on available for sale securities decreased $32.0 million. These decreases were partially offset by purchases of available for sale securities of $96.8 million.
o	The average balance on federal funds sold, securities purchased under agreements to resell and other interest earning deposits decreased $18.2 million. The average balance was lower in 2024 as the Company used liquidity to fund loan growth.
●	Average interest-bearing liabilities increased $2.0 billion, or 7.6%, to $28.0 billion in 2024 compared to 2023
o	The average balance of interest-bearing deposits increased $2.0 billion primarily due to increases in money market and time deposit accounts of $2.6 billion and $352.6 million, respectively. These increases were offset by decreases in the average balance of transaction and savings accounts of $469.3 million and $468.0 million, respectively. During 2024, as customers sought higher yields driving the increased balances in money market and tine deposit accounts that have higher rates.
o	The average balance of federal funds purchased increased $55.4 million and repurchase agreements decreased $50.2 million.
o	The average balance of other borrowings decreased by $63.8 million. The Company utilized short-term FHLB advance throughout 2023 and until the third quarter of 2024 as deposits markets became more competitive. All of the outstanding balance was subsequently paid-off during the fourth quarter of 2024.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2024			2023			2022
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income (1)	$27,920,075	$1,595,916	5.72%	$24,813,599	$1,312,452	5.29%	$19,094,680	$769,766	4.03%
Acquired loans, net	5,212,144	323,225	6.20%	6,589,692	401,914	6.10%	8,361,454	405,578	4.85%
Loans held for sale	99,857	6,697	6.71%	30,740	2,039	6.63%	64,684	2,682	4.15%
Investment securities (2):
Taxable	6,435,688	155,470	2.42%	7,014,604	162,907	2.32%	7,569,603	149,790	1.98%
Tax‑exempt	813,960	22,928	2.82%	813,695	23,455	2.88%	874,255	22,361	2.56%
Federal funds sold and securities purchased under agreements to resell and time deposits	817,853	37,126	4.54%	836,068	41,639	4.98%	3,917,233	46,848	1.20%
Total interest‑earning assets	41,299,577	2,141,362	5.18%	40,098,398	1,944,406	4.85%	39,881,909	1,397,025	3.50%
Noninterest‑earning assets:
Cash and due from banks	437,084			471,418			550,733
Other assets	4,366,169			4,486,196			4,361,927
Allowance for loan losses	(465,809)			(400,051)			(314,094)
Total noninterest‑earning assets	4,337,444			4,557,563			4,598,566
Total assets	$45,637,021			$44,655,961			$44,480,475
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$19,991,510	$488,865	2.45%	$17,843,581	$307,692	1.72%	$17,515,277	$27,408	0.16%
Savings deposits	2,493,636	7,282	0.29%	2,961,654	7,514	0.25%	3,529,142	1,781	0.05%
Certificates and other time deposits	4,394,644	175,678	4.00%	4,042,052	125,051	3.09%	2,673,000	7,795	0.29%
Federal funds purchased	281,031	14,646	5.21%	225,642	11,457	5.08%	278,251	3,744	1.35%
Securities sold with agreements to repurchase	267,713	5,622	2.10%	317,879	4,132	1.30%	395,141	759	0.19%
Corporate and subordinated debentures	391,729	23,874	6.09%	392,099	23,617	6.02%	386,154	19,294	5.00%
Other borrowings	179,235	9,941	5.55%	243,014	12,335	5.08%	10,959	573	5.23%
Total interest‑bearing liabilities	27,999,498	725,908	2.59%	26,025,921	491,798	1.89%	24,787,924	61,354	0.25%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	10,515,850			11,777,053			13,481,876
Other liabilities	1,435,705			1,575,621			1,170,394
Total noninterest‑bearing liabilities	11,951,555			13,352,674			14,652,270
Shareholders’ equity	5,685,968			5,277,366			5,040,281
Total noninterest‑bearing liabilities and shareholders’ equity	17,637,523			18,630,040			19,692,551
Total liabilities and shareholders’ equity	$45,637,021			$44,655,961			$44,480,475
Net interest spread			2.59%			2.96%			3.25%
Net interest income and margin (non‑taxable equivalent)		$1,415,454	3.43%		$1,452,608	3.62%		$1,335,671	3.35%
TEFRA (included in net interest margin, tax equivalent)		2,192			3,023			8,876
Net interest income and margin (taxable equivalent)		$1,417,646	3.43%		$1,455,631	3.63%		$1,344,547	3.37%
Total Deposit Cost (without corporate and subordinated debentures and other borrowings)			1.80%			1.20%			0.10%
Overall Cost of Funds (including interest-bearing deposits)			1.88%			1.30%			0.16%
(1)	Nonaccrual loans are included in the above analysis.
(2)	Investment securities (taxable and tax-exempt) include trading securities.

Table 2—Volume and Rate Variance Analysis

	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income (2)	$164,309	$119,155	$283,464	$230,547	$312,139	$542,686
Acquired loans (2)	(84,018)	5,329	(78,689)	(85,941)	82,277	(3,664)
Loans held for sale	4,585	73	4,658	(1,407)	764	(643)
Investment securities:
Taxable	(13,445)	6,008	(7,437)	(10,983)	24,100	13,117
Tax exempt (3)	8	(535)	(527)	(1,549)	2,643	1,094
Federal funds sold and securities purchased under agreements to resell and time deposits	(907)	(3,606)	(4,513)	(36,849)	31,640	(5,209)
Total interest income	70,532	126,424	196,956	93,818	453,563	547,381
Interest expense on:
Deposits
Transaction and money market accounts	37,039	144,134	181,173	514	279,770	280,284
Savings deposits	(1,187)	955	(232)	(286)	6,019	5,733
Certificates and other time deposits	10,877	39,750	50,627	3,992	113,264	117,256
Federal funds purchased	2,812	377	3,189	(708)	8,421	7,713
Securities sold under agreements to repurchase	(652)	2,142	1,490	(149)	3,522	3,373
Other borrowings	(3,631)	1,494	(2,137)	11,907	4,178	16,085
Total interest expense	45,258	188,852	234,110	15,270	415,174	430,444
Net interest income	$25,274	$(62,428)	$(37,154)	$78,548	$38,389	$116,937
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2024, 2023, and 2022, noninterest income comprised 17.6%, 16.5%, and 18.8%, respectively, of total net interest income and noninterest income.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Service charges on deposit accounts	$91,333	$88,271	$82,165
Debit, prepaid, ATM and merchant card related income	44,761	40,744	42,645
Mortgage banking income	20,047	13,355	17,790
Trust and investment services income	45,474	39,447	39,019
Correspondent banking and capital markets income	32,619	49,101	78,755
Securities (losses) gains, net	(50)	43	30
SBA income	16,226	13,929	15,636
Bank owned life insurance income	30,484	26,690	24,311
Other	21,368	15,326	8,896
Total noninterest income	$302,262	$286,906	$309,247

2024 compared to 2023

Our noninterest income increased $15.4 million, or 5.4%, for the year ended December 31, 2024 compared to 2023. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2024 by $3.1 million, or 3.5%, compared to 2023. The increase was mainly attributable to a $1.7 million increase in overdraft fees and a $1.0 million increase in account maintenance fees in 2024 compared to 2023.
●	Debit, prepaid, ATM and merchant card related income increased by $4.0 million, or 9.9%, in 2024 compared to 2023. The increase in debit, ATM, prepaid and merchant card related income was mainly attributable to an increase in bankcard income of $2.8 million and a decrease in card and ATM system related expense of $1.4 million.

●	Mortgage banking income increased by $6.7 million, or 50.1%, which comprised of a $6.7 million, or 82.5%, increase in secondary market mortgage income, offset by a $16,000, or 0.3%, decrease in mortgage servicing related income. Mortgage production declined from $2.2 billion in 2023 to $1.9 billion in 2024 with relatively higher mortgage rates continuing during 2024. During 2024, we sold 58% of our mortgage production to the secondary market versus 40% in 2023.
o	During 2024, mortgage income from the secondary market comprised of a $5.4 million increase in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and a $2.5 million increase in the fair value of MBS forward trades, offset by the change in fair value of the pipeline of $1.0 million and a $193,000 decrease in the fair value of loans held for sale. Mortgage commission expense was $11.3 million during 2024 compared to $8.6 million during 2023.
o	The slight decrease in mortgage servicing related income, net of the hedge, during 2024 was due to a $237,000 decrease in the change in fair value of the MSR including decay, offset by a $221,000 increase in servicing fee income. The decrease in fair value of the MSR in 2024 was primarily due to a decrease in gains on the MSR hedge of $5.3 million and a $386,000 decrease due to a decline in MSR decay, offset by an increase in the change in fair value from interest rates of $5.5 million.
●	Trust and investment services income increased $6.0 million, or 15.3%, in 2024 compared to 2023. The increase was primarily due to an increase in fee earned as the average assets under management increased $1.1 billion, or 13.9%, and an increase in number of relationships under management from December 31, 2024 to December 31, 2023.
●	Correspondent banking and capital markets income decreased by $16.5 million, or 33.6%, from 2023. The decline was primarily related to a decrease of $20.9 million in income generated from the sale of customer swap ARC hedges during 2024 compared to 2023, due to the higher interest rate environment in 2024. The decline was offset by a $5.0 million decrease in the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $36.5 million related to variation margin payments in 2024 compared to an expense of $41.5 million in 2023.
●	SBA income increased by $2.3 million, or 16.5%, compared to 2023. The increase was primarily attributable to an increase in gains on sale of SBA loans of $2.3 million due to an increase in the volume of loans sold of 8% in 2024.
●	Bank owned life insurance income increased $3.8 million, or 14.2%, in 2024 compared to 2023. This increase was primarily due to higher death proceeds on BOLI policies received during 2024 compared to 2023.
●	Other income increased by $6.0 million, or 39.4%, in 2024 compared to 2023. This increase was primarily due to approximately $5.2 million of income recognized on federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021, and approximately $876,000 resulting from the release of accrued expense attributable to UTPs.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Salaries and employee benefits	$606,869	$583,398	$554,704
Occupancy expense	90,103	88,695	89,501
Information services expense	92,193	84,472	79,701
OREO and loan related expense	4,687	1,716	369
Amortization of intangibles	22,395	27,558	33,205
Business development and staff related expense	25,266	25,055	19,015
Supplies and printing	3,531	3,575	2,871
Postage expense	7,027	7,003	6,750
Professional fees	16,404	18,547	15,331
FDIC assessment and other regulatory charges	31,152	33,070	23,033
FDIC special assessment	3,852	25,691	—
Advertising and marketing	9,143	9,474	8,888
Merger, branch consolidation, severance related and other expense	20,133	13,162	30,888
Other	68,738	73,164	65,445
Total noninterest expense	$1,001,493	$994,580	$929,701

2024 compared to 2023

Noninterest expense represents the largest expense category for our company. Noninterest expense increased $6.9 million, or 0.7%, for the year ended December 31, 2024 compared to 2023. The change in total noninterest expense resulted from the following:

●	Salaries and employee benefits increased $23.5 million, or 4.0%, in 2024 compared to 2023. The increase was primarily driven by an increase in salaries of approximately $12.8 million resulting from merit increases. In addition, employee benefit costs increased approximately by $10.1 million, resulting from higher Supplemental Executive Retirement Plans (“SERP”) and employer payroll tax related expenses. SERP costs were lower in 2023 because of the impact of interest rates on the 2023 annual SERP liability adjustment due to increases in interest rates. Incentive expense increased by $7.8 million during 2024. These increases were partially offset by a decrease in commissions of $7.2 million, which is mainly attributable to lower commissions related to the correspondent banking division resulting from lower bond sales and lower income from the ARC hedging program.
●	Occupancy expense increased $1.4 million, or 1.6%, in 2024 compared to 2023. The increase was primarily due to increases in branch maintenance and repair expenses.
●	Information services expense increased $7.7 million, or 9.1%, in 2024 compared to 2023. The increase was due to additional cost associated with outsourced business processing services and the Company updating online banking and data communication related services as it grows in size and complexity.
●	OREO expense and loan related expense increased $3.0 million, or 173.1%, in 2024 compared to 2023, which was primarily due to approximately a $1.8 million increase in loan related expenses including legal, tax and other costs, and a $1.2 million increase in losses on sales of OREO and bank property held for sale.
●	Amortization of intangibles, which is related to the Company’s prior mergers, decreased $5.2 million, or 18.7%.
●	Professional fees decreased $2.1 million, or 11.6%, in 2024 compared to 2023. This decrease was primarily due to a decrease in consulting related fees totaling $2.9 million, offset by an increase in audit and tax advisory related fees of $1.3 million.
●	FDIC assessment and other regulatory charges, excluding the FDIC special assessment, decreased $1.9 million, or 5.8%. The decrease in the FDIC assessment was primarily attributed to a lower assessment rate, reflecting the Bank’s strengthened capital position year-over-year.
●	The Company accrued a total of $3.8 million in 2024 related to the FDIC’s special assessment introduced in 2023 compared to a total of $25.7 million in 2023. The FDIC levied the special assessment to recover losses to the FDIC’s Deposit Insurance Fund resulting from the bank failures that occurred in early 2023. The Bank increased its accrual of the FDIC special assessment during the first and second quarter of 2024 based upon estimates of losses provided by the FDIC at that time. Subsequently, the FDIC announced a projected reduction in the special assessment rate, which resulted in a reduction of assessment accrual by approximately $621,000.

●	Merger, branch consolidation and severance related expense increased $7.0 million, or 53.0% in 2024 compared to 2023. The increase was primarily due to an increase in costs associated with the cybersecurity incident of approximately $8.3 million along with an increase in merger costs of approximately $5.6 million. These increases were offset by a decrease in restructuring and other one-time costs of $5.6 million.
●	Other noninterest expense decreased $4.4 million, or 6.0%, compared to 2023. This decrease was primarily driven by a reduction in expense of approximately $9.6 million due to the amortization of LIHTCs recorded in income tax expense effective January 1, 2024 following the adoption of ASU 2023-02, along with approximately a $6.5 million decrease in fraud charge-offs and other insurance and miscellaneous operational charge-off related expenses. These decreases were offset by a $12.8 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided.

Income Tax Expense

Our effective tax rate increased to 23.63% at December 31, 2024, compared to 21.64% for the year-ended December 31, 2023.  The increase was primarily due to the inclusion of amortization of Low-Income Housing Tax Credit Investments in income tax expense due to the adoption of the proportional amortization method during the first quarter of 2024 as well as an increase in pre-tax income in the current period. This was partially offset by a decrease in non-deductible executive compensation and TEFRA interest expense disallowance compared to December 31, 2023. For additional information refer to Note 11—Income Taxes in the consolidated financial statements.

Segment Reporting

As discussed in Note 28—Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit.

The Company’s Chief Operating Decision Maker (“CODM”), the Executive Committee, consists of the Company’s senior executive management team, including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, and other executives. The CODM generally meets monthly to assess performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. In addition to net income and non-Tax Equivalent (“TE”) Net Interest Margin (“NIM”), the CODM considers Pre-Provision Net Revenue (“PPNR”) and TE NIM to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and allocation of resources within the General Banking Unit.

The table below provides PPNR and TE NIM information of the General Banking Unit.

Table 5— Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Revenue, Adjusted (Non-GAAP)
Net interest income (GAAP) (a)	$1,415,454	$1,452,608	$1,335,671
Plus:
Noninterest income	302,262	286,906	309,247
Revenue (GAAP)	$1,717,716	$1,739,514	$1,644,918
Less:
Securities (losses) gains, net	(50)	43	30
Revenue, adjusted (Non-GAAP)	$1,717,766	$1,739,471	$1,644,888

PPNR, Adjusted (Non-GAAP)
Revenue, adjusted (Non-GAAP)	$1,717,766	$1,739,471	$1,644,888
Less:
Noninterest expense	1,001,493	994,580	929,701
PPNR (Non-GAAP)	$716,273	$744,891	$715,187
Plus:
Merger, branch consolidation, severance related and other expense	20,133	13,162	30,888
FDIC special assessment	3,852	25,691	—
PPNR, adjusted (Non-GAAP)	$740,258	$783,744	$746,075

Net Interest Margin, Tax Equivalent ("TE") (non-GAAP)
Average interest earning assets (b)	$41,299,577	$40,098,398	$39,881,909

Net interest margin, non-TE ((a)/(b)) (GAAP)	3.43%	3.62%	3.35%
TE adjustment (c)	2,192	3,023	8,876
Net interest margin, TE (((a)+(c))/(b)) (non-GAAP)	3.43%	3.63%	3.37%

Financial Condition

Overview

At December 31, 2024, we had total assets of approximately $46.4 billion, consisting principally of $33.9 billion in total loans, before taking into account the allowance for credit losses of $465.3 million, $6.8 billion in investment securities, $1.4 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2024 totaled $40.5 billion, consisting principally of deposits of $38.1 billion ($10.2 billion in noninterest-bearing and $27.9 billion in interest-bearing), $879.9 million derivative liabilities and $906.4 million of short-term and long-term borrowings. At December 31, 2024, our shareholders’ equity was $5.9 billion.

At December 31, 2023, we had total assets of approximately $44.9 billion, consisting principally of $32.4 billion in total loans, before taking into account the allowance for credit losses of $456.6 million, $7.5 billion in investment securities, $1.0 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2023 totaled $39.4 billion, consisting principally of deposits of $37.0 billion ($10.6 billion in noninterest-bearing and $26.4 in interest-bearing) and short-term and long-term borrowings of $881.1 million. At December 31, 2023, our shareholders’ equity was $5.5 billion.

Book value per common share was $77.18 at the end of 2024, an increase from $72.78 at the end of 2023. Book value per common share increased in 2024 as shareholder equity increased by 6.5% while common shares outstanding only increased by 0.4%. The primary reasons for an increase in shareholder’s equity of $357.3 December 31, 2024 were due to net income of $534.8 million and a $24.4 million increase in accumulated other comprehensive loss related to unrealized losses on available for sale securities and post-retirement benefit plans. These increases were partially offset by declines in shareholders equity resulting from dividends paid to shareholders of $161.6 million, common stock repurchased from officers and directors for income taxes owed on their vested shares of restricted stock of $8.8 million, and common stock repurchased in the open market of $8.0 million.

Our common equity to assets ratio increased to 12.7% in 2024, compared to 12.3% in 2023. The improvement during 2024 was due to an increase in shareholders’ equity of 6.5%, resulting from the items noted above, while total assets had a moderate increase of 3.3%.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries, mortgage-backed agency securities, and SBA securities, which are held for short periods of time and totaled $102.9 million and $31.3 million at December 31, 2024 and 2023, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta. At December 31, 2024 and 2023, investment securities totaled $6.8 billion and $7.5 billion, respectively. For the year ended December 31, 2024, average investment securities were $7.1 billion, or 17.6% of average earning assets, compared with $7.7 billion, or 19.5% of average earning assets for the year ended December 31, 2023. The expected average life of the investment portfolio at December 31, 2024 was approximately 7.73 years, compared with 7.87 years at December 31, 2023. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which considers liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past two years:

Table 6—Values of Investment Securities

	December 31,
(Dollars in thousands)	2024	2023
Held to Maturity (amortized cost):
U.S. Government agencies	$147,272	$197,267
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	1,438,102
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	444,883
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	354,055
Small Business Administration loan-backed securities	49,796	53,133
Total held to maturity	$2,254,670	$2,487,440
Available for Sale (fair value):
U.S. Treasuries	10,656	73,890
U.S. Government agencies	150,418	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	1,024,170
State and municipal obligations	945,723	977,461
Small Business Administration loan-backed securities	310,112	371,686
Corporate securities	26,509	26,747
Total available for sale	4,320,593	4,784,388
Total other investments	223,613	192,043
Total investment securities	$6,798,876	$7,463,871

During 2024, our total investment securities decreased $665.0 million, or 8.9%, from December 31, 2023. During 2024, we purchased $236.9 million of securities, $96.8 million classified as available for sale and $140.1 million classified as other investments. These purchases were offset by maturities, paydowns, sales and calls of investment securities totaling $886.9 million. Net amortization of premiums were $19.3 million for the year ended December 31, 2024.

At December 31, 2024, the unrealized net loss of the available for sale investment securities portfolio was $808.6 million, or 15.8%, below its amortized cost basis. Comparable valuations at December 31, 2023 reflected an unrealized net loss of the available for sale investment portfolio of $776.6 million, or 14.0%, below its amortized cost basis. The decrease in fair value in the available for sale investment portfolio at December 31, 2024 compared to December 31, 2023 was attributable to principal paydowns, maturities and calls as well as a higher interest rate environment. At December 31, 2024, the unrealized net loss of the held to maturity investment securities portfolio was $420.1 million, or 18.6%, below its amortized cost basis. At December 31, 2023, the unrealized net loss of the held to maturity investment securities portfolio was $402.7 million, or 16.2%, below its amortized cost basis.

Table 7—Credit Ratings of Investment Securities

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Gain (Loss)	AAA – A	Not Rated
December 31, 2024
U.S. Treasuries	$10,654	$10,656	$2	$10,654	$—
U.S. Government agencies	316,479	274,192	(42,287)	316,479	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	2,957,394	2,433,864	(523,530)	92	2,957,302
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	969,009	798,759	(170,250)	—	969,009
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,582,911	1,316,502	(266,409)	20,484	1,562,427
State and municipal obligations	1,117,330	945,723	(171,607)	1,114,793	2,537
Small Business Administration loan-backed securities	401,610	348,915	(52,695)	401,610	—
Corporate securities	28,499	26,509	(1,990)	—	28,499
	$7,383,886	$6,155,120	$(1,228,766)	$1,864,112	$5,519,774
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

Held to maturity

As described above, the Company elected to classify some of its securities purchased as held to maturity at the time of purchase. The securities designated as held to maturity are securities the Company does not intend to sell and expects to hold through maturity. The securities consist of $147.3 million of agency securities, $2.1 billion of residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and $49.8 million of Small Business Administration loan-backed securities. The following are highlights of our held to maturity portfolio:

●	Total amortized cost of held to maturity portfolio totaled $2.3 billion
●	The balance of securities held to maturity represented 4.9% of total assets at December 31, 2024.
●	No purchases or sales of held to maturity investment securities in 2024; maturities, calls and paydowns totaled $228.5 million in 2024.

Available for sale

Securities available for sale consist of debentures of government sponsored entities, state and municipal bonds, residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises, Small Business Administration loan-backed securities and corporate securities. At December 31, 2024, investment securities with a fair value and amortized cost of $4.3 billion and $5.1 billion, respectively, were classified as available for sale. The adjustment for net unrealized losses of $808.6 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Loss. The following are highlights of our available for sale securities:

●	Total securities available for sale decreased $463.8 million, or 9.7%, from the balance at December 31, 2023. The unrealized gain/loss position on the investment portfolio decreased $32.0 million and net amortization of premiums was $15.0 million during 2024. We purchased $96.8 million of available for sale investment securities in 2024, partially offset by maturities, calls and paydowns totaling $511.5 million and sales totaling $2.0 million in 2024. The sales in 2024 were mainly related to restructuring our portfolio to fit our investment strategy and risk profile.
●	The balance of securities available for sale represented 9.3% of total assets at December 31, 2024 and 10.7% of total assets at December 31, 2023.
●	Interest income earned on all investment securities in 2024 was $178.4 million, a decrease of $8.0 million, or 4.3%, from $186.4 million in 2023. The decrease was due to an increase in the yield on investment securities while the total average balance decreased $578.7 million. Total average securities balances decreased $578.7 million in 2024, contributing to the lower interest income earned on all investment securities. The volume decrease was offset by an 8 basis points increase in the yield on investments, to 2.5%.

At December 31, 2024, we had 1,214 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $1.3 billion, compared to 1,232 investment securities in an unrealized loss position, which totaled $1.2 billion at December 31, 2023. See Note 1—Summary of Significant Accounting Policies and Note 3—Investment Securities in the consolidated financial statements for additional information.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as held for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or the credit backing of one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2024, other investment securities represented approximately $223.6 million, or 0.48% of total assets and primarily consisted of FRB and FHLB stock, which totaled $150.3 million and $18.1 million, respectively. There were no gains or losses on the sales of these securities during 2024 or 2023.

Table 8—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$14,365	2.32%	$—	—%	$132,907	1.73%	$—	—%	$147,272	1.79%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	132,075	1.96	1,165,468	1.80	1,297,543	1.82
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	411,721	2.55	411,721	2.55
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,431	0.94	168,758	1.49	143,149	1.58	348,338	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	49,796	1.26	49,796	1.26
Total held to maturity	$14,365	2.32%	$36,431	0.94%	$433,740	1.71%	$1,770,134	1.94%	$2,254,670	1.88%
Available for Sale (fair value)
U.S. Government treasuries	$10,656	4.33%	$—	—%	$—	—%	$—	—%	$10,656	4.33%
U.S. Government agencies	49,763	2.35	21,989	1.63	78,666	1.69	—	—	150,418	1.88
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	69	2.77	6,211	2.18	135,096	2.43	1,236,149	2.00	1,377,525	2.04
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	101	2.71	4,801	2.41	7,033	2.30	447,160	2.15	459,095	2.16
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	13,504	4.26	201,943	2.71	588,082	2.01	237,026	1.78	1,040,555	2.10
State and municipal obligations (1)	2,969	3.51	32,090	3.11	161,600	2.53	749,064	2.84	945,723	2.79
Small Business Administration loan-backed securities	8,603	2.67	34,079	3.72	77,595	3.69	189,835	2.33	310,112	2.80
Corporate securities	—	—	10,379	8.04	15,280	4.15	850	4.50	26,509	5.60
Total available for sale	$85,665	2.97%	$311,492	2.94%	$1,063,352	2.27%	$2,860,084	2.25%	$4,320,593	2.31%
Total other investments (2)	$—	—%	$—	—%	$—	—%	$223,613	3.55%	$223,613	3.55%
Total investment securities	$100,030	2.88%	$347,923	2.74%	$1,497,092	2.11%	$4,853,831	2.20%	$6,798,876	2.21%
Percent of total	2%		5%		22%		71%
Cumulative percent of total	2%		7%		29%		100%
(1)	The expected average life for U.S. Government agencies is 5.35 years; 6.55 years for held to maturity and 4.30 years for available for sale.
(2)	The expected average life for residential mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 7.06 years; 7.28 years for held to maturity and 6.89 years for available for sale.
(3)	The expected average life for residential collateralized mortgage-obligations securities issued by U.S. government agencies or sponsored enterprises is 7.37 years; 8.11 years for held to maturity and 6.83 years for available for sale.
(4)	The expected average life for commercial mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 6.27 years; 6.77 years for held to maturity and 6.13 years for available for sale.
(5)	Weighted average yields on tax-exempt income have been presented on a taxable-equivalent basis, assuming a federal tax rate of 21.00% and a state tax rate of 4.95%, which is net of federal tax benefit in the above table. These yields were calculated using coupon interest and adjusting for discount accretion and premium amortization, where applicable.
(6)	The expected average life for state and municipal obligations is 13.94 years.
(7)	The expected average life for Small Business Administration loan-backed securities is 4.61 years; 5.06 years for held to maturity and 4.54 years for available for sale.
(8)	The expected average life for corporate securities is 5.99 years.
(9)	The expected average life for US Treasuries is 0.10 years.
(10)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(11)	The expected average life for the total investment securities portfolio is 7.76 years (not including FRB, FHLB and corporate stock with no maturity date).
(12)	The total values presented in the table above represent the total fair value of available for sale securities and amortized cost for held to maturity.

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

As of December 31, 2024, the portfolio had an effective duration of 6.39 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

Table 9—Investment Portfolio Duration

	December 31, 2024		December 31, 2023
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$147,272	5.85	$197,267	5.03
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	5.94	1,438,102	6.40
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	6.76	444,883	6.24
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	6.12	354,055	4.06
Small Business Administration loan-backed securities	49,796	9.12	53,133	6.95
Total held to maturity	$2,254,670	6.18	$2,487,440	5.94
Available for Sale (fair value)
U.S. Treasuries	$10,656	0.10	$73,890	0.35
U.S. Government agencies	150,418	3.95	224,706	3.41
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	5.73	1,558,306	6.12
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	6.00	527,422	5.69
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	5.35	1,024,170	3.73
State and municipal obligations	945,723	10.08	977,461	8.62
Small Business Administration loan-backed securities	310,112	5.09	371,686	3.81
Corporate securities	26,509	1.27	26,747	2.45
Total available for sale	$4,320,593	6.47	$4,784,388	5.65

Loans Held for Sale

The balance of loans held for sale increased $228.5 million from December 31, 2023, to $279.4 million on December 31, 2024. Loans held for sale at December 31, 2024 consisted of mortgage and SBA loans held for sale while at December 31, 2023, loans held for sale consisted only of mortgage loans held for sale.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. This new activity in SBA loans held for sale was the main reason for the significant increase in loans held for sale during 2024.

During 2024, the Company purchased approximately $591.0 million in guaranteed portions of SBA loans. During 2024, the Company pooled approximately $353.5 million of the guaranteed portions of SBA loans into securities selling approximately $329.3 million into the secondary market. The Company also sold approximately $25.6 million in individual loans during the year. The Company held approximately $181.3 million in the guaranteed portion of SBA loans for sale at December 31, 2024. The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During 2024, 2023 and 2022, the Company sold approximately $118.1 million, $109.3 million and $112.8 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $11.8 million, $9.5 million and $10.3 million, respectively.

Mortgage loans held for sale totaled $98.1 million at December 31, 2024, an increase from $50.9 million at December 31, 2023. Total mortgage production was $1.9 billion in 2024. This compares to $2.2 billion 2023. Mortgage production declined from 2023 and remained flat in 2024 as mortgage rates have continued to remain high and housing inventory has remained low. The percentage of mortgage production sold into the secondary market increased in 2024 to 58% from 40% in 2023. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Interest income from loans held for sale increased $4.7 million, or 228.4% during 2024 to $6.7 million from $2.0 million in 2023. This increase was due to an increase in the average balance of loans held for sale of $69.1 million or 224.8%, from $30.7 million for the year ended December 31, 2023 to $99.9 million for the year ended December 31, 2024. Of this increase, $35.2 million was related to SBA loans held for sale and $33.9 million was related to mortgage loans held for sale. The yield on loans held for sale remained fairly stable in 2024 compared to 2023. For year ended 2024 the yield on loans held for sale was 6.71% compared to 6.63% in 2023.

See Note 1—Summary of Significant Accounting Policies, under Loans Held for Sale section for more information.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2024, total loans, excluding held for sale loans, were $33.9 billion, which was an overall increase of $1.5 billion, or 4.7%, from the balance at the end of 2023. Non-acquired loan growth was $2.9 billion, or 11.0% for 2024, driven by organic growth and renewals of acquired loans moved to our non-acquired loan portfolio. The loan growth was made up of a 22.2% increase in commercial and industrial loans, a 12.5% increase in commercial owner-occupied real estate loans, a 12.1% increase in consumer real estate loans, and a 7.4% increase in non-owner occupied real estate loans (including construction and land development loans). Total acquired loans decreased by $1.4 billion, or 23.8% from the balance at the end of 2023. The decrease in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio.

Average total loans outstanding during 2024 were $33.1 billion, an increase of $1.7 billion, or 5.5%, over the 2023 average of $31.4 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 10—Distribution of Loans by Type

	December 31,
(Dollars in thousands)	2024	2023
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner-occupied real estate (1)	$1,355,452	$1,866,809
Consumer real estate (2)	619,208	724,463
Commercial owner-occupied real estate	912,760	1,115,539
Commercial and industrial	579,883	863,584
Other income producing property	111,394	148,361
Consumer	56,879	77,930
Other	206	227
Total acquired - non-purchased credit deteriorated loans	3,635,782	4,796,913
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner-occupied real estate (3)	355,891	454,776
Consumer real estate (2)	168,737	197,162
Commercial owner-occupied real estate	266,288	349,755
Commercial and industrial	21,451	39,951
Other income producing property	24,013	35,358
Consumer	25,775	31,811
Total acquired ‑ purchased credit deteriorated loans (PCD)	862,155	1,108,813
Total acquired loans	4,497,937	5,905,726
Non-acquired loans:
Non‑owner-occupied real estate (4)	9,856,716	9,173,563
Consumer real estate (2)	7,927,024	7,071,825
Commercial owner-occupied real estate	4,537,328	4,032,377
Commercial and industrial	5,621,542	4,601,004
Other income producing property	472,343	472,615
Consumer	979,945	1,123,909
Other loans	10,092	7,470
Total non‑acquired loans	29,404,990	26,482,763
Total loans (net of unearned income)	$33,902,927	$32,388,489
(1)	Includes $37.5 million and $135.8 million of construction and land development loans at December 31, 2024 and 2023, respectively.
(2)	Includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied property with a business intent.
(3)	Includes $5.9 million and $9.5 million of construction and land development loans at December 31, 2024 and 2023, respectively.
(4)	Includes $2.1 billion and $2.8 billion of construction and land development loans at December 31, 2024 and 2023, respectively.

The following highlights of our loan portfolio as of December 31, 2024 compared to December 31, 2023:

●	Non-acquired loans were $29.4 billion, or 86.7% of total loans at December 31, 2024. This compares to non-acquired loans of $26.5 billion, or 81.8% at December 31, 2023. The increase in non-acquired loans of $2.9 billion was due to organic growth and renewals of acquired loans that were moved to the non-acquired loan portfolio. Acquired loans were $4.5 billion, or 13.3% of total loans at December 31, 2024. This compares to acquired loans of $5.9 billion, or 18.2%, at December 31, 2023. The $1.4 billion decrease in acquired loans was due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
o	Non-acquired loans secured by non-owner occupied and consumer real estate were $17.8 billion and comprised 52.5% of the total loan portfolio at December 31, 2024. This was an increase of $1.5 billion, or 9.5%, over December 31, 2023. At December 31, 2024, acquired loans secured by non-owner occupied and consumer real estate were $2.5 billion and comprised 7.4% of the total loan portfolio. This was a decrease of $743.9 million, or 22.9%, over December 31, 2023. Between both the non-acquired and acquired portfolios, 59.8% of loans were non-owner occupied and consumer real estate loans.
◾	Of the non-acquired real estate loans at December 31, 2024, $9.9 billion, or 29.1% of the loan portfolio were secured by non-owner occupied real estate. Loans secured by consumer real estate were $7.9 billion, or 23.4% of the total loan portfolio at December 31, 2024. This compared to loans secured by non-owner occupied real estate of $9.2 billion, or 28.3%, and loans secured by consumer real estate of $7.1 billion, or 21.8% of the loan portfolio at December 31, 2023.
◾	Of the acquired real estate loans, $1.7 billion, or 5.0% of the loan portfolio were secured by non-owner occupied real estate at December 31, 2024. Loans secured by consumer real estate were $787.9 million, or 2.3% of the loan portfolio. This compared to acquired loans secured by non-owner occupied real estate of $2.3 billion, or 7.2%, and loans secured by consumer real estate of $921.6 million, or 2.8% of the loan portfolio at December 31, 2023.
o	Included within loans secured by non-owner occupied real estate noted above are construction and land development loans. Total construction and land development loans were $2.2 billion at December 31, 2024 compared to $2.9 billion at December 31, 2023. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.
◾	Non-acquired construction and land development loans declined $637.3 million to $2.1 billion in 2024 from $2.8 billion at December 31, 2023.
◾	Acquired construction and land development loans declined $101.9 million to $43.4 million in 2024 from $145.3 million at December 31, 2023.
o	Total consumer real estate loans were comprised of $7.1 billion in consumer owner occupied loans and $1.6 billion in home equity line loans at December 31, 2024. This compares to $6.6 billion in consumer owner occupied loans and $1.4 billion in home equity line loans at December 31, 2023. During 2024, the consumer real estate loan portfolio increased by $721.5 million from December 31, 2023 through organic growth.
◾	Non-acquired loans secured by consumer real estate were comprised of $6.6 billion in consumer owner occupied loans and $1.4 billion in home equity loans at December 31, 2024. At December 31, 2023, we had $5.9 billion in consumer owner occupied loans and $1.1 billion in home equity loans in the non-acquired loan portfolio.
◾	Acquired loans secured by consumer real estate are comprised of $574.0 million in consumer owner occupied loans and $213.9 million in home equity loans at December 31, 2024. At December 31, 2023, we had $666.6 million in consumer owner occupied loans and $255.0 million in home equity loans in the acquired loan portfolio.
o	Non-acquired and acquired commercial owner-occupied real estate loans were $4.5 billion, or 13.4%, and $1.2 billion, or 3.5%, respectively, of the total loan portfolio at December 31, 2024 compared to $4.0 billion, or 12.5%, and $1.5 billion, or 4.5%, respectively, of the loan portfolio at December 31, 2023.
◾	Non-acquired commercial owner-occupied real estate loans increased $505.0 million through organic growth and renewals of acquired loans.
◾	Acquired commercial owner-occupied real estate loans decreased $286.2 million due to principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio from December 31, 2023 compared to December 31, 2024.
o	Non-acquired and acquired commercial and industrial loans were $5.6 billion, or 16.6%, and $601.3 million, or 1.8%, respectively, of the total loan portfolio at December 31, 2024 compared to $4.6 billion, or 14.2%, and $903.5 million, or 2.8%, respectively, of the loan portfolio at December 31, 2023.

◾	Non-acquired commercial and industrial loans increased $1.0 billion during 2024 from December 31, 2023.
◾	Acquired commercial and industrial loans decreased $302.2 million from December 31, 2023 compared to December 31, 2024.

Total loan interest income was $1.9 billion in 2024, an increase of $204.8 million, or 11.9%, compared to $1.7 billion in 2023. This increase was due to both an increase in the average balance and an increase in the yield on the total loan portfolio in 2024. The overall average balance in the loan portfolio increased $1.7 billion in 2024. The average balance on the non-acquired loan portfolio increased $3.1 billion, offset by a $1.4 billion decline in the acquired loan portfolio. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and renewals of acquired loans. The decline in the acquired loan portfolio was due to paydowns and payoffs, along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The overall yield on the loan portfolio increased by 33 basis points in 2024. This increase was due to a 43-basis point increase in the yield on the non-acquired portfolio and a 10-basis point increase in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio increased from 5.29% in 2023 to 5.72% in 2024 and the yield on the acquired loan portfolio increased from 6.10% in 2023 to 6.20% in 2024. The increase in the yields on the non-acquired loan portfolio and the acquired loan portfolio was due to the repricing of loans in a higher interest rate environment for most of 2024 reflecting the rise in interest rates starting in March 2022 thru August 2023, then remaining unchanged until September 2024 when the rates began to decline.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2024.

Table 11—Maturity Distribution of Non-acquired Loans

December 31, 2024		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$9,856,716	$1,259,640	$4,930,914	$3,304,198	$361,964
Consumer real estate	7,927,024	61,675	362,443	1,124,707	6,378,199
Commercial owner-occupied real estate	4,537,328	267,205	1,689,246	2,427,121	153,756
Commercial and industrial	5,621,542	1,381,476	2,150,779	1,498,470	590,817
Other income producing property	472,343	52,914	267,671	78,379	73,379
Consumer	979,945	98,084	329,554	298,108	254,199
Other loans	10,092	10,092	—	—	—
Total non‑acquired loans	$29,404,990	$3,131,086	$9,730,607	$8,730,983	$7,812,314

Table 12—Non-Acquired Loans Due After One Year - Fixed or Floating

December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$3,040,876	$5,556,200
Consumer real estate	3,407,022	4,458,327
Commercial owner-occupied real estate	2,528,089	1,742,034
Commercial and industrial	2,970,593	1,269,473
Other income producing property	278,954	140,475
Consumer	865,556	16,305
Total non‑acquired loans	$13,091,090	$13,182,814

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2024.

Table 13—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2024		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$1,355,452	$167,702	$709,405	$455,199	$23,146
Consumer real estate	619,208	23,412	135,673	126,689	333,434
Commercial owner-occupied real estate	912,760	76,408	415,231	374,751	46,370
Commercial and industrial	579,883	32,149	239,342	226,690	81,702
Other income producing property	111,394	14,453	35,391	41,473	20,077
Consumer	56,879	3,661	9,945	39,318	3,955
Other	206	206	—	—	—
Total acquired - non-purchased credit deteriorated loans	$3,635,782	$317,991	$1,544,987	$1,264,120	$508,684

Table 14—Acquired Non-PCD Loans Due After One Year - Fixed or Floating

December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$316,630	$871,120
Consumer real estate	192,662	403,134
Commercial owner-occupied real estate	331,131	505,221
Commercial and industrial	357,399	190,335
Other income producing property	26,276	70,665
Consumer	51,370	1,848
Total acquired - non-purchased credit deteriorated loans	$1,275,468	$2,042,323

The table below shows the contractual maturity of the acquired purchased credit deteriorated loan portfolio at December 31, 2024.

Table 15—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2024		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$355,891	$34,578	$173,463	$126,462	$21,388
Consumer real estate	168,737	7,175	25,525	36,550	99,487
Commercial owner-occupied real estate	266,288	36,777	114,068	104,865	10,578
Commercial and industrial	21,451	3,314	10,947	5,280	1,910
Other income producing property	24,013	1,805	4,471	12,310	5,427
Consumer	25,775	450	5,463	19,681	181
Total acquired ‑ purchased credit deteriorated loans (PCD)	$862,155	$84,099	$333,937	$305,148	$138,971

Table 16—Acquired PCD Loans Due After One Year - Fixed or Floating

December 31, 2024
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$53,631	$267,682
Consumer real estate	75,801	85,761
Commercial owner-occupied real estate	76,553	152,958
Commercial and industrial	11,880	6,257
Other income producing property	4,849	17,359
Consumer	25,311	14
Total acquired ‑ purchased credit deteriorated loans (PCD)	$248,025	$530,031

Total commercial non-owner-occupied loans of $9.4 billion, approximately 27.7% of the total loans held for investment, was the largest category of the loan portfolio as of December 31, 2024. As of December 31, 2024, approximately 95% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $9.4 billion, approximately $1.2 billion, or 4% of the total loans, represented our office segment. Approximately 95% of the office segment was located in the Company’s footprint and approximately 9% was located within the metropolitan or central business district. The weighted average Debt Service Coverage (“DSC”) was 1.62x and the loan-to-value was 57%. For additional discussion around classified commercial non-owner-occupied loans, refer to the “Nonperforming Assets” section in this MD&A.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Table 17—Commercial Non-Owner-Occupied Loans

Commercial Non-Owner-Occupied Loans	Net Book	Average	Weighted-	Weighted-Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Average DSC (2)	Loan-to-Value (3)	Non-Accrual	Accruing	Special Mention
December 31, 2024
Loan Type:
Retail	$2,105,708	$1,709	1.77	52%	0.1%	0.45%	0.30%
Multifamily	1,582,996	3,541	1.47	51%	—%	8.87%	11.12%
Warehouse/Industrial	1,291,637	1,794	1.67	57%	—%	4.43%	2.57%
Office	1,194,571	1,379	1.62	57%	1.22%	13.25%	1.53%
Hotel	998,654	4,801	2.06	55%	0.1%	6.31%	3.02%
Other	564,354	1,357	1.56	56%	—%	10.63%	3.80%
Medical	551,440	1,734	1.71	57%	—%	1.35%	0.33%
Self Storage	456,314	3,651	1.48	54%	—%	11.8%	3.68%

(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of December 31, 2024.
(2)	Weighted average DSC information from the Company’s December 31, 2023, stress test using commitment balances, totaling approximately $6.1 billion. The Weighted average DSC information excludes loans below $1.5 million, unless part of a larger relationship.
(3)	Weighted-average Loan-to-Value as of December 31, 2024.

Nonperforming Assets (“NPAs”)

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past two years is shown below:

Table 18—Nonperforming Assets

	December 31,
(Dollars in thousands)	2024	2023
Non-acquired:
Nonaccrual loans	$134,867	$110,467
Accruing loans past due 90 days or more	3,293	11,305
Modified loans to a borrower experiencing financial difficulty – nonaccrual	7,115	—
Total non-acquired nonperforming loans	145,275	121,772
Other real estate owned (“OREO”) (1) (2)	648	228
Other nonperforming assets (3)	534	483
Total OREO and other nonperforming assets excluding acquired assets	1,182	711
Total nonperforming assets excluding acquired assets	146,457	122,483
Acquired:
Nonaccrual loans (4)	58,923	58,916
Accruing loans past due 90 days or more	—	1,174
Modified loans to a borrower experiencing financial difficulty – nonaccrual	6,391	839
Total acquired nonperforming loans	65,314	60,929
Acquired OREO and other nonperforming assets:
Acquired OREO (1) (5)	1,505	609
Other acquired nonperforming assets (3)	78	103
Total acquired OREO and other nonperforming assets	1,583	712
Total acquired nonperforming assets	66,897	61,641
Total nonperforming assets	$213,354	$184,124
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.50%	0.46%
Total nonperforming assets as a percentage of total assets (7)	0.32%	0.27%
Nonperforming loans as a percentage of period end loans (6)	0.49%	0.46%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (6)	0.63%	0.57%
Total nonperforming assets as a percentage of total assets (7)	0.46%	0.41%
Nonperforming loans as a percentage of period end loans (6)	0.62%	0.56%
(1)	Consists of real estate acquired as a result of foreclosure. Excludes certain property no longer intended for bank use.
(2)	Excludes non-acquired bank premises held for sale of $3.3 million and $9.0 million as of December 31, 2024 and 2023, respectively, that is now separately disclosed on the balance sheet.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(5)	Excludes acquired bank premises held for sale of $0 and $3.4 million as of December 31, 2024 and 2023, respectively, that is now separately disclosed on the balance sheet.
(6)	Loan data excludes mortgage loans held for sale.
(7)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total non-acquired nonperforming loans were $145.3 million, or 0.49% of total non-acquired loans, an increase of approximately $23.5 million, or 19.3%, from December 31, 2023. The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $21.1 million, an increase in commercial nonaccrual loans of $3.3 million and an increase in modified loans with borrowers with financial difficulties on nonaccrual of $7.1 million, offset by a decrease in accruing loans past due 90 days or more of $8.0 million. The increase in consumer nonaccrual loans year over year was primarily in first mortgage 1-4 family owner occupied loans. Acquired nonperforming loans were $65.3 million, or 1.45% of total acquired loans, an increase of $4.4, or 7.2% from December 31, 2023. The increase in acquired nonperforming loans was mainly driven by an increase in restructured loans of $5.6 million, offset by a decrease in accruing loans past due 90 days or more of $1.2 million.

The top ten nonaccrual loans at December 31, 2024 totaled $69.3 million and consisted of three loans located in South Carolina, three in North Carolina, three in Georgia, and one in Florida. These loans comprise 33.4% of total nonaccrual loans at December 31, 2024, with around 34% being real estate collateral dependent and the other 66% being non real estate. We currently hold a specific reserve against four of these ten loans, totaling $18.5 million. The remaining six loans do not carry a specific reserve due to carrying balances being below current collateral values.

As of December 31, 2024, the Bank had a total of $36.1 million loans to borrowers experiencing financial difficulty. Of the $36.1 million, $29.3 million loans were current and $6.8 million loans were 30 to 89 days past due.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposure

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as the unemployment rate, gross domestic product, the path of interest rates, monetary and fiscal policy, inflation, the residential and commercial real estate markets, and global events like the Russian/Ukraine conflict and unrest in middle east, as well as the volatility and magnitude of changes within those scenarios quarter over quarter and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, management considers the alignment of forecast assumptions and weightings in relation to its economic outlook on a quarterly basis, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term average loss rate within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and a four-quarter reversion period.

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. As of December 31, 2024, management selected a baseline weighting of 40%, a 30% weighting for an upside scenario and a 30% weighting for the more severe scenario. The scenario weightings were unchanged from the prior quarter. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation and high interest rates. While employment figures still show resilience and actual loan losses remain at low levels, continued projected borrower weakness related to high interest rates, uncertainty, and lingering chances of an economic downturn continue to moderate optimism in the path of the forecast and kept expected losses mostly flat. As a result, the Company recorded provision for credit losses of $16.0 million and net charge-offs of $18.2 million during 2024.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see Note 1—Summary of Significant Accounting Policies in this Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures. As of December 31, 2024 and 2023, the liabilities recorded for expected credit losses on unfunded commitments were $45.3 million and $56.3 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

As of December 31, 2024, the balance of the ACL was $465.3 million, or 1.37%, of total loans. For the year ended December 31, 2024, the ACL increased $8.7 million from the balance of $456.6 million at December 31, 2023. The increase in ACL of $8.7 million included $27.0 million of provision for credit losses, and $18.2 million in net charge-offs. For both the three and twelve months ended December 31, 2024, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks. As of December 31, 2023, the balance of the ACL was $456.6 million or 1.41% of total loans. For the year ended December 31, 2023, the ACL increased $100.1 million from the balance of $356.4 million at December 31, 2022. The increase in ACL of $100.1 million included $125.0 million of provision for credit losses, and $24.9 million in net charge-offs. For both the three and twelve months ended December 31, 2023, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks.

At December 31, 2024, the Company had a reserve on unfunded commitments of $45.3 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $56.3 million at December 31, 2023. During the three and twelve months ended December 31, 2024, the Company recorded an increase in the reserve for unfunded commitments of $3.8 million and a release for $11.0 million, respectively. For the prior comparative period, the Company recorded a release in the reserve for unfunded commitments of $6.0 million and $10.9 million, respectively. The provision for credit losses for unfunded commitments is based on the growth in unfunded loan commitments, production mix, and current forecast scenarios applied to our modeling to adequately capture growing economic recessionary risks. This amount was recorded in Provision (Recovery) for Credit Losses on the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2024.

The ACL provides 2.21 times coverage of nonperforming loans at December 31, 2024. Net charge offs to total average loans during the year ended December 31, 2024 were 0.06%, compared to 0.08% during the year ended December 31, 2023. ACL, including reserve for unfunded commitments, as a percentage of loans were 1.51% and 1.58%, respectively, as of December 31, 2024 and 2023.

The following table provides the allocation, by segment, for expected credit losses for the year ended December 31, 2024. While non-owner occupied CRE is the largest segment of our loan portfolio, the risk profile of the non-owner occupied CRE portfolio remains low and stable. We have a granular loan portfolio where the average loan size of the non-owner occupied CRE portfolio is less than $5 million. The weighted average loan to value for the non-owner occupied CRE portfolio was less than 60% as of December 31, 2024. Loans for the commercial office space, which are included in the non-owner occupied CRE portfolio, represent approximately 4% of the total outstanding portfolio with an average loan size of less than $2 million as of December 31, 2024. Over 95% of these office spaces are located in the Company’s southeast footprint, of which approximately 83% mature in 2026 or later.

Table 19—Allocation of the Allowance by Segment

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% *	Amount	% *
Residential Mortgage Senior	$42,687	22.4%	$78,052	21.8%
Residential Mortgage Junior	432	0.1%	745	0.0%
Revolving Mortgage	14,845	4.8%	10,942	4.6%
Residential Construction	9,298	1.1%	5,024	2.1%
Other Construction and Development	65,553	5.2%	65,772	6.8%
Consumer	17,484	3.1%	23,331	3.8%
Multifamily	22,279	4.7%	13,766	2.7%
Municipal	1,197	2.3%	900	2.3%
Owner-Occupied Commercial Real Estate	78,753	16.9%	71,580	16.9%
Non-Owner-Occupied Commercial Real Estate	111,538	23.1%	137,055	23.8%
Commercial and Industrial	101,214	16.3%	49,406	15.1%
Total	$465,280	100.0%	$456,573	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios by loan segment, for the year ended December 31, 2024 and 2023:

Table 20—Disaggregated Net Recovery (Charge Off) Ratio by Segment

	Year Ended
	December 31, 2024			December 31, 2023
(Dollars in thousands)	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio	Net Recovery (Charge Off)	Average Balance	Net Recovery (Charge Off) Ratio
Residential Mortgage Senior	$(379)	$7,369,909	(0.01)%	$735	$6,399,401	0.01%
Residential Mortgage Junior	222	18,642	1.19%	108	12,142	0.89%
Revolving Mortgage	949	1,546,347	0.06%	1,073	1,422,717	0.08%
Residential Construction	(263)	517,782	(0.05)%	128	823,952	0.02%
Other Construction and Development	(868)	1,970,675	(0.04)%	462	1,981,715	0.02%
Consumer	(5,664)	1,139,980	(0.50)%	(9,795)	1,253,419	(0.78)%
Multifamily	66	1,234,870	0.01%	41	857,100	0.00%
Municipal	—	761,195	—%	—	733,406	—%
Owner-Occupied Commercial Real Estate	(380)	5,554,828	(0.01)%	812	5,531,908	0.01%
Non-Owner-Occupied Commercial Real Estate	1,184	7,889,448	0.02%	658	7,608,018	0.01%
Commercial and Industrial	(13,111)	5,128,543	(0.26)%	(19,088)	4,779,513	(0.40)%
Total	$(18,244)	$33,132,219	(0.06)%	$(24,866)	$31,403,291	(0.08)%

The following table presents a summary of the changes in the ACL, for the years ended December 31, 2024, 2023 and 2022:

Table 21—Summary of the Changes in ACL

	Year Ended December 31,
	2024			2023			2022
	Non-PCD	PCD		Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444	$225,227	$76,580	$301,807
ACL - PCD loans for ACBI merger	—	—	—	—	—	—	—	13,758	13,758
Loans charged-off	(30,347)	(4,723)	(35,070)	(39,077)	(1,571)	(40,648)	(17,332)	(6,114)	(23,446)
Recoveries of loans previously charged off	12,433	4,393	16,826	9,987	5,795	15,782	12,140	7,033	19,173
Net (charge-offs) recoveries	(17,914)	(330)	(18,244)	(29,090)	4,224	(24,866)	(5,192)	919	(4,273)
Initial provision for credit losses - ACBI	—	—	—	—	—	—	13,697	—	13,697
Provision (recovery) for credit losses	38,997	(12,046)	26,951	143,360	(18,365)	124,995	75,874	(44,419)	31,455
Balance at end of period	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444

Total loans, net of unearned income:
At period end	$33,902,927			$32,388,489			$30,177,862
Average	33,132,219			31,403,291			27,456,134
Net charge-offs as a percentage of average loans (annualized)	0.06%			0.08%			0.02%
Allowance for credit losses as a percentage of period end loans	1.37%			1.41%			1.18%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	220.94%			249.90%			328.29%

*      Net charge-offs at December 31, 2024, 2023 and 2022 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $2.8 million, $6.8 million and $6.5 million, respectively, that are included in the consumer classification above.

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

During 2024, overall deposits increased $1.0 million, or 2.7%, to $38.1 billion from 2023. The increase was driven by growth in money market accounts of $1.5 billion and interest-bearing checking deposits of $253.5 million. These increases were partially offset by declines in noninterest-bearing checking deposits of $457.2 million, savings deposits of $218.0 million, and time deposits of $84.2 million, including a decrease in brokered deposits of $104.3 million. During 2024, there was an increase in the balance of higher yielding money market as customers shifted funds from noninterest-bearing deposits and savings accounts to gain flexibility and benefit from higher yields in a comparatively higher rate environment. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) during 2023 and the first half of 2024 due to competitive pressures to retain deposits. In the fourth quarter of 2024, the Company began to reduce its interest rates on deposit products as the Federal Reserve Bank began reducing its federal funds target rate in September 2024. The federal funds target rate declined 100 basis points from September 2024 to December 2024. The Company also saw a reduction in its brokered deposits from $1.1 billion at September 30, 2024 to $614.5 million at December 31, 2024. The Company saw growth in its in-market deposits in the fourth quarter of 2024, and therefore allowed maturing brokered time deposits to run off.

The following table presents total deposits for the two years at December 31:

Table 22—Total Deposits

	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing deposits	$10,192,116	$10,649,274
Savings deposits	2,414,172	2,632,212
Interest‑bearing demand deposits	21,288,856	19,517,470
Total savings and interest‑bearing demand deposits	23,703,028	22,149,682
Certificates of deposit	4,161,095	4,245,382
Other time deposits	4,627	4,571
Total time deposits	4,165,722	4,249,953
Total deposits	$38,060,866	$37,048,909

The following are key highlights regarding overall changes in total deposits:

●	Total deposits increased $1.0 billion, or 2.7%, for the year ended December 31, 2024, compared to 2023.

o	Noninterest-bearing deposits (demand deposits) decreased by $457.2 million, or 4.3%, for the year ended December 31, 2024, when compared with December 31, 2023.
o	Money market (Market Rate Checking) and other interest-bearing demand deposits increased $1.8 billion, or 9.1%, for the year ended December 31, 2024
o	Savings deposits decreased $218.0 million, or 8.3%, when compared with December 31, 2023.
o	At December 31, 2024, and 2023, core deposits (total deposits excluding time deposits) represented 89% of total deposits.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $37.4 billion in 2024, an increase of $771.3 million, or 2.1%, from 2023.
o	Average interest-bearing deposits increased by $2.0 billion, or 8.2%, to $26.9 billion in 2024 compared to 2023. The increase in average interest-bearing deposits was due an increase in money market and other interest-bearing demand deposits of $2.1 billion, or 12.0% in 2024.

o	Average noninterest-bearing demand deposits decreased by $1.3 billion, or 10.7%, to $10.5 billion in 2024 compared to 2023. Customers moved funds from noninterest-bearing demand deposits to money market and interest-bearing demand deposits with the higher rate environment in 2023 and a majority of 2024.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 23—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,	December 31,
(Dollars in thousands)	2024	2023	% Change
Within three months	$707,894	$549,888	28.7%
After three through six months	243,784	166,344	46.6%
After six through twelve months	118,763	165,126	(28.1)%
After twelve months	23,234	45,855	(49.3)%
	$1,093,675	$927,213	18.0%

At December 31, 2024 and 2023, the Company estimates that it has approximately $14.7 billion and $14.2 billion, respectively, in uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of December 31, 2024 and 2023:

Table 24—Maturity Distribution of Uninsured Time Deposits

	December 31,
(Dollars in thousands)	2024	2023	% Change
Within three months	$343,644	$285,760	20.3%
After three through six months	117,784	77,094	52.8%
After six through twelve months	75,513	84,876	(11.0)%
After twelve months	13,984	29,855	(53.2)%
	$550,925	$477,585	15.4%

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

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2024, shareholders’ equity was $5.9 billion, a decrease of $357.3 million, or 6.5%, compared to the balance at December 31, 2023. The change from year-end 2023 was mainly attributable to net income of $534.8 million and the recognition of equity based compensation of $28.0 million. These increases were offset by dividends paid on common shares of $161.6 million, a decrease in the market value of securities available for sale, net of tax, of $24.3 million recorded through AOCI, cumulative adjustment to retained earnings pursuant to the adoptions of ASU 2023-02 of $10.2 million and common stock repurchased under our stock repurchase plan and equity plans of $16.8 million.

The following shows the changes in shareholders’ equity during 2024:

Table 25—Changes in Shareholders’ Equity

(Dollars in thousands)
Total shareholders' equity at December 31, 2023	$5,533,098
Net income	534,783
Cumulative adjustment pursuant to adoption of ASU 2023-02	(10,246)
Dividends paid on common shares ($2.12 per share)	(161,597)
Dividends paid on restricted stock units	(1,297)
Net decrease in market value of securities available for sale, net of deferred taxes	(24,336)
Net decrease in market value of post retirement plan, net of deferred taxes	(49)
Stock options exercised	5,580
Employee stock purchases	2,959
Equity based compensation	28,000
Common stock repurchased pursuant to stock repurchase plan	(7,985)
Common stock repurchased - equity plans	(8,773)
Stock issued in lieu of cash - directors fees	278
Total shareholders' equity at December 31, 2024	$5,890,415

On April 27, 2022, the Company’s Board of Directors approved the 2022 Stock Repurchase Program authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 Stock Repurchase Plan for a total authorization of 4.12 million shares. During 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share pursuant to the 2022 Stock Repurchase Program. As of December 31, 2024, the 2022 Stock Repurchase Plan expired.

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

The federal banking agencies revised their regulatory capital rules to (i) address the implementation of CECL; (ii) provide an optional three-year phase-in period for the adoption date adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. CECL became effective for us on January 1, 2020 and the Company applied the provisions of the standard using the modified retrospective method as a cumulative-effect adjustment to retained earnings. Related to the implementation of ASU 2016-13, we recorded additional allowance for credit losses for loans of $54.4 million, deferred tax assets of $12.6 million, an additional reserve for unfunded commitments of $6.4 million and an adjustment to retained earnings of $44.8 million. Instead of recognizing the effects on regulatory capital from ASU 2016-13 at adoption, the Company initially elected the option for recognizing the adoption date effects on the Company’s regulatory capital calculations over a three-year phase-in. The three-year phase-in period ended at December 31, 2024.

In response to the COVID-19 pandemic in 2020, the federal banking agencies issued a final rule for additional transitional relief to regulatory capital related to the impact of the adoption of CECL. The Company chose the five-year transition method and is deferring the recognition of the effects from the adoption date and the CECL difference for the first two years of application. The modified CECL transitional amount was fixed as of December 31, 2021, and that amount began the three-year phase out in the first quarter of 2022 with the final 25% phased out in 2024. At December 31, 2024 and 2023, approximately $15.3 million and $30.5 million, respectively, was added to Tier 1 capital at the Company and Bank as a result of the modified CECL transition. Had the Company elected not to apply the modified CECL transitional amount to its Tier 1 capital, the Company and Bank would have still been considered well capitalized as of December 31, 2024 and 2023.

Table 26—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2024	2023	2022
Common equity Tier 1 risk-based capital	12.62%	11.75%	10.96%
Tier 1 risk‑based capital	12.62%	11.75%	10.96%
Total risk‑based capital	14.96%	14.08%	12.97%
Tier 1 leverage	10.04%	9.42%	8.72%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all improved compared to December 31, 2023. All of these ratios improved due to net income recognized during 2024 of $534.8 million. Tier 1 capital increased 8.9% and 9.3% at the Bank and Company, respectively, with the increase in equity resulting from net income recognized during the current period. Total risk-based capital increased 8.5% and 8.2% at both the Bank and Company, respectively, with the increase in equity resulting from net income recognized during the current period, along with a slight increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets remained flat in the fourth quarter of 2024 compared to the fourth quarter of 2023 with average assets for the both Company and Bank increasing 2.6% and risk-based assets increasing 1.9%. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of December 31, 2024 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

During 2024, the Bank paid dividends to SouthState totaling $168.0 million. The Bank was not required to obtain approval of the OCC to pay these dividends. We used these funds and excess cash to pay our dividend to shareholders of $161.6 million and repurchase shares of our common stock on the open market totaling $8.0 million.

The following table provides the amount of dividends and payout ratios for the years ended December 31, 2024, 2023 and 2022:

Table 27—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Dividend payments to common shareholders	$161,597	$154,919	$146,486
Dividend payout ratios	30.22%	31.34%	29.54%

We retain earnings to have capital sufficient to grow our loan and investment portfolios and to support certain acquisitions or other business expansion opportunities. The dividend payout ratio is calculated by dividing dividends paid during the year by net income for the year.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability (or perceived inability) to meet its obligations. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring policies designed to ensure an acceptable composition of our asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs.

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit not to exceed 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit not to exceed 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of December 31, 2024, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased by approximately $2.9 billion, or approximately 11.0%, compared to the balance at December 31, 2023. The increase in the non-acquired loan portfolio was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $1.4 billion, or 23.8%, from the balance at December 31, 2023 from principal paydowns, charge-offs, foreclosures and renewals of acquired loans. For more detail around the changes in the loan portfolio see the Loan Portfolio section in MD&A starting on page 83.

Our investment securities portfolio (excluding trading securities) decreased $665.0 million, or approximately 8.9%, compared to the balance at December 31, 2023. The decrease in investment securities during 2024 was a result of maturities, calls, sales and paydowns of investment securities totaling $886.9 million, a decrease in the market value of the available for sale investment securities of $32.0 million and a reduction from the net amortization of premiums of $19.3 million. These decreases were partially offset by purchases of available for sale investment securities totaling $96.8 million and other investment securities of $176.4 million. There were no purchases or sales of held to maturity securities during the year. For the purchases of other investment securities, $140.1 million of the purchases were related to capital stock with the Federal Home Loan Bank of which we sold back $144.9 million during 2024. The activity in the purchases and sales of the Federal Home Loan Bank Capital Stock was due to activity with FHLB borrowings during the year. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of December 31, 2024, the bank pledged 44.8% of the market value of its available for sale and held to maturity investment portfolios. As of December 31, 2024, the Bank had unpledged securities with a market value of $3.4 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents increased $393.2 million in 2024 to $1.4 billion at December 31, 2024, compared to $1.0 billion at December 31, 2023. The increase in cash and cash equivalents was primarily due to the increase in deposits of $1.0 billion along with the decline in investments of $665.0 million resulting from maturities and pay downs of mortgage-backed securities partially offset by a net increase in loans of $1.5 billion during 2024.

At December 31, 2024 and December 31, 2023, we had $614.5 million and $719.7 million of traditional, out–of-market brokered time deposits, respectively. At December 31, 2024 and December 31, 2023, we had $2.5 billion and $2.2 billion, respectively, of reciprocal deposits. Total deposits were $38.1 billion at December 31, 2024, an increase of $1.0 billion from $37.0 billion at December 31, 2023. Our deposit growth since December 31, 2023 included an increase in money market accounts of $1.5 billion and an increase in interest-bearing checking accounts of $253.5 million. These increases were offset by declines in demand deposit, savings accounts, and time deposits of $457.2 million, $218.0 million and $84.2 million, respectively. As customers moved funds from noninterest bearing checking, and savings accounts, seeking higher yields in the rising rate environment, the Company’s balance in higher costing interest-bearing checking accounts and in-market money market deposit accounts including reciprocal insured money market accounts, increased. The decrease in time deposits was mostly due to a $105.2 million decline in brokered time deposits as these deposits were replaced by growth in in-market deposits. The Company raised interest rates on most interest-bearing deposit products during 2024 due to competitive pressures to retain deposits. Total short-term borrowings at December 31, 2024 were $514.9 million consisting of $260.2 million in federal funds purchased, $254.7 million in securities sold under agreements to repurchase. The Company paid off all of its FHLB short term borrowings in the fourth quarter of 2024 as this funding source was replaced by growth from in-market deposits. Total long-term borrowings at December 31, 2024 were $391.5 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

The Bank has a granular deposit base comprised of over 1.3 million accounts, with an average deposit size of $30,000. The top ten and twenty deposit relationships comprise approximately 2.6% and 3.8% of total deposits. Approximately 27% of total deposits are noninterest-bearing.

The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At December 31, 2024, brokered time deposits totaled $614.5 million, or 1.6% of total deposits. During calendar year 2024, the highest ratio of brokered time deposits to total deposits at a month end was 2.8% or $1.1 billion at September 30, 2024. The Company did not renew its maturing brokered deposits in the fourth quarter of 2024 as these deposits were replaced by growth in in-market deposits.

As discussed below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of December 31, 2024.

Table 28—Primary Funding Sources to Uninsured Deposits

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$6,845
Federal Reserve Bank of Atlanta Discount Window	1,772
Cash and cash equivalents	1,392
Fair value of securities that can be pledged	2,507
Total primary sources	$12,516
Uninsured deposits, excluding collateralized deposits	$11,758
Uninsured and collateralized deposits	$14,686
Coverage ratio, uninsured deposits	106.4%
Coverage ratio, uninsured and collateralized deposits	85.2%
Ratio of uninsured and collateralized deposits to total deposits	38.5%

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

Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements; federal funds sold; balances at the Federal Reserve Bank; and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Cyclical and other economic trends and conditions can disrupt our desired liquidity position at any time. We expect that these conditions would generally be of a short-term nature. Under such circumstances, we expect our reverse repurchase agreements and federal funds sold positions, or balances at the Federal Reserve Bank, if any, to serve as the primary source of immediate liquidity. We could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks. The Bank may also access funds from borrowing facilities established with the Federal Home Loan Bank of Atlanta and the discount window of the Federal Reserve Bank of Atlanta. At December 31, 2024, the Bank had a total FHLB credit facility of $6.8 billion, with no outstanding borrowings in short-term FHLB advances and $3.3 million FHLB letters of credit outstanding at year-end, leaving $6.8 billion in availability on the FHLB credit facility. At December 31, 2024, the Bank had $1.8 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $275.0 million with no balances outstanding at year-end. The Bank also has an internal limit on brokered deposits of 15% of total deposits, which would allow capacity of $5.7 billion at December 31, 2024. The Bank had $614.5 million of outstanding brokered deposits at the end of the year leaving $5.1 billion in available capacity as per the internal policy limit of 15% of total deposits. All of these resources would provide an additional $14.0 billion in funding if we needed additional liquidity. The Bank also has $3.4 billion in market value of unpledged securities at December 31, 2024 that can be pledged to attain additional funds if necessary. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at December 31, 2024. We believe that our liquidity position continues to be adequate and readily available.

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

Mortgage banking derivatives used in the ordinary course of business consist of forward sales contracts and interest rate lock commitments on residential mortgage loans. These derivatives involve underlying items, such as interest rates, and are designed to mitigate risk. Derivatives are also used to hedge mortgage servicing rights. For additional information see Note 26—Derivative Financial Instruments in the consolidated financial statements.

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of December 31, 2024, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 26—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of December 31, 2024, the Company was operating within it interest rate key risk indicator policy limits.

During 2024, the beta assumption applied to total deposits increased to reflect changes in deposit mix. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of December 31, 2024, the total deposit beta assumption was 35.9%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in January 2025 as the Base Case Scenario. As of December 31, 2024, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.1% increase (up 100) and 1.7% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2024, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.0% decrease and 1.0% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.7% decrease and 0.8% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of December 31, 2024.

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

Table 29—Rate Shock Analysis – Net Interest Income

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.1%
Down 100 basis points	(1.7)%
Down 200 basis points	(4.3)%
Down 300 basis points	(8.6)%
Down 400 basis points	(13.0)%

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

Deposit Concentrations

At December 31, 2024 and 2023, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 5% of the Company’s average total deposit balances at December 31, 2024 and 2023. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at December 31, 2024. Based on this criteria, we had seven such credit concentrations at December 31, 2024, including loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $9.5 billion, loans to lessors of nonresidential buildings (except mini warehouses) of $5.5 billion, loans secured by business assets including accounts receivable, inventory and equipment of $3.0 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.9 billion, loans secured by jumbo (original loans greater than $766,550) 1st mortgage 1-4 family owner occupied residential property of $2.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $2.0 billion, and loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.9 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2024, the Bank’s CDL concentration ratio was 40.9% and its CRE concentration ratio was 219.6%. At December 31, 2023, the Bank’s CDL concentration ratio was 59.7% and its CRE concentration ratio was 236.5%. As of December 31, 2024 and 2023, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2024. Long-term debt obligations totaling $391.5 million include trust preferred junior subordinated debt and corporate subordinated debt. Operating and finance lease obligations of $122.6 million and $1.7 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19—Leases of the audited consolidated financial statements.

Table 30—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations *	$391,534	$—	$—	$—	$391,534
Short-term debt obligations *	—	—	—	—	—
Finance lease obligations	1,676	486	962	228	—
Operating lease obligations	122,613	16,335	30,445	26,529	49,304
Total	$515,823	$16,821	$31,407	$26,757	$440,838

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 99 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of December 31, 2024, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of December 31, 2024, were effective to provide reasonable assurance regarding our control objectives.

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

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This Report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

During the three months ended December 31, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Shareholders under the caption “Election of Directors;” under the caption “The Board of Directors and Committees;” in the subsection titled “Audit Committee” under the caption “The Board of Directors and Committees;” in the subsection titled “Governance Committee” under the caption “The Board of Directors and Committees;” and under the caption “Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

We have adopted policies and procedures reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation,” including the sections titled “Summary Compensation Table,” “Grants of Plan-Based Awards Table,” “Year-end Equity Values and Equity Exercised or Vested Table,” “Nonqualified Deferred Compensation Table,” “Pension Benefits Table,” and “Potential Payments Upon Termination or Change of Control.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2024, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	38,799	$57.50	3,586,389
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 3,586,389 number of securities available for future issuance in Column C of the table above are 2,321,437 shares remaining for future grant from the 2,451,634 of authorized shares under our Amended and Restated 2020 Omnibus Incentive Plan and 1,264,952 shares remaining for future grant from the 1,763,825 of authorized shares under our Amended and Restated 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the Amended and Restated 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan.

Other information required to be disclosed by this item will be disclosed under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2024 and in connection with our 2025 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of July 22, 2021, by and between Independent Bank Group, Inc. and SouthState Corporation †	8-K	001-12669	2.1	5/20/2024

2.2	Agreement for the purchase and sale of real property with entities affiliated with Blue Owl Real Estate Capital LLC †	8-K	001-12669	10.1	01/13/2025

3.1	Amended and Restated Articles of Incorporation of the Company filed October 24, 2014	8-K	001-12669	3.1	10/28/2014

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
3.2	Articles of Amendment, dated October 25, 2017, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	10/26/2017

3.3	Articles of Amendment effective June 7, 2020, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	6/8/2020

3.4	Articles of Amendment dated November 19, 2020, to the Amended and Restated Articles of Incorporation of the Company	S-8	001-12669	4.5	11/30/2020

3.5	Articles of Amendment dated September 1, 2021, to the Amended and Restated Articles of Incorporation of the Company	8-K	001-12669	3.1	9/3/2021

3.6	Amended and Restated Bylaws of SouthState Corporation dated February 24, 2022	8-K	001-12669	3.1	2/24/2022

3.7	Amended and Restated Bylaws of SouthState Corporation dated May 26, 2022	8-K	001-12669	3.1	5/31/2022

4.1	Specimen SouthState Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

4.2	Articles of Incorporation (see Exhibits 3.1 through 3.5)		001-12669

4.3	Bylaws (see Exhibit 3.7)		001-12669

4.4	Description of Securities	10-K	001-12669	4.4	2/26/2021

4.5	Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.1	6/8/2020

4.6	First Supplemental Indenture, dated as of May 29, 2020, by and between CenterState Bank Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.2	6/8/2020

4.7	Second Supplemental Indenture, dated as of June 7, 2020, by and between SouthState Corporation and U.S. Bank National Association, as trustee	8-K	001-12669	4.3	6/8/2020

4.8	Indenture dated as of August 20, 2020, by and between Atlantic Capital Bancshares, Inc. and U.S. Bank Trust Company, National Association (the successor in interest to US Bank National Association), as trustee	8-K	001-37615	4.1	8/2/2020

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
4.9	Form of 5.50% Fixed-to-Floating Subordinated Note due 2030 of Atlantic Capital Bancshares, Inc.	8-K	001-37615	4.2	8/2/2020

4.10	Form of Subordinated Note Purchase Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and the Purchasers †	8-K	001-37615	10.1	8/2/2020

4.11	Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee #	S-3, Am. No. 1	001-35854	4.6	6/25/2014

4.12	First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee #	8-K	001-35854	4.2	7/18/2014

4.13	Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee #	8-K	001-35854	4.2	12/19/2017

4.14	Third Supplemental Indenture, dated as of September 15, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee #	8-K	001-35854	4.2	9/15/2020

4.15	Fourth Supplemental Indenture, dated as of July 31, 2024, between Independent Bank Group, Inc. and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee #	8-K	001-35854	4.2	7/29/2024

4.16	Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030 of Independent Bank Group, Inc. #	8-K	001-35854	4.2	09/15/2020

4.17	Form of 8.375% Fixed-to-Floating Rate Subordinated Notes due 2034 of Independent Bank Group, Inc. #	8-K	001-35854	4.2	7/29/2024

4.18	Form of Registration Rights Agreement dated as of August 20, 2020, by and among Atlantic Capital Bancshares, Inc. and Purchasers	8-K	001-37615	10.2	8/2/2020

10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

10.3	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010
10.4	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.5	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.6	Form of Stock Option Agreement under the SouthState Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.7	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

10.8	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.9	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.10	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.11	SouthState Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.12	Amendment Number 1 through 4 to Gateway Financial Holdings of Florida, Inc. Officers’ and Employees’ Stock Option Plan *	S-8	000-32017	10.1	5/1/2017

10.13	HCBF Holding Company, Inc. Amended and Restated 2010 Stock Incentive Plan *	S-8	000-32017	10.1	1/2/2018

10.14	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.15	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018
10.16	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

10.17	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

10.18	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.19	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.20	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.21	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.22	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

10.23	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.24	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.25	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.26	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018
10.27	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

10.28	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

10.29	Amendment No. 1 to Premier Community Bank of Florida 2015 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.10	4/1/2019

10.30	Amendment No. 1 to Premier Community Bank of Florida 2017 Stock Option Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.12	4/1/2019

10.31	First Amendment to the First Landmark Bank 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.4	4/1/2019

10.32	First Amendment to the First Landmark Bank 2007 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.7	4/1/2019

10.33	Employment Agreement between SouthState Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.34	Employment Agreement between South State Bank and Jonathan Kivett, dated January 25, 2020 *	10-K/A	001-12669	10.34	3/6/2020

10.35	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.36	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020
10.37	SouthState Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.38	SouthState Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.39	SouthState Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

10.40	Form of Stock Option Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-K	001-12669	10.47	2/26/2021

10.41	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.1	5/7/2021

10.42	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.2	5/7/2021

10.43	SouthState Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *	10-K	001-12669	10.49	2/25/2022

10.44	Atlantic Capital Bancshares, Inc. 2015 Stock Incentive Plan, as amended and restated effective May 16, 2018 (incorporated herein by reference to Exhibit 10.1 to ACBI’s Quarterly Report on Form 10-Q (File No. 001-37615), filed on August 8, 2018 *	S-8	001-12669	99.1	3/1/2022

10.45	Form of Performance Share Unit Agreement (Annual Incentive Plan)	10-K	001-12699	10.58	3/4/2024

10.46	Amended and Restated 2020 Omnibus Incentive Plan *	DEF 14A	001-12699	Appendix B	3/08/2024

10.47	Transition Agreement for David R. Brooks*					X

10.48	Transition Agreement for Daniel W. Brooks*					X

10.49	Amendment and Restatement, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2021

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.50	Amendment Number One, dated as of November 14, 2022, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.57	2/24/2023

10.51	Amendment No. 2, dated as of November 13, 2023, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.61	3/4/2024

10.52

Amendment No. 3, dated as of November 11, 2024, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Corporation, as borrower, and U.S. Bank National Association, as lender

X

10.53	Form of Lease Agreement between SouthState Bank, N.A. and entities affiliated with Blue Owl Real Estate Capital LLC	8-K	001-12669	10.2	01/13/2025

19.1	Insider Trading Policy					X

21	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

23.2	Consent of Forvis Mazars, LLP					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

97.1	Compensation Recoupment Policy, approved by SouthState Corporation’s Board of Directors on July 27, 2023, effective as of October 2, 2023 *	10-K	001-12699	97.1	3/4/2024

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Annual Report on Form 10-K of SouthState Corporation, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 21st day of February 2025.

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

Signature	Title	Date
/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	February 21, 2025

/s/ William E. Matthews, v	Senior Executive Vice President,
William E. Matthews, V	Chief Financial Officer	February 21, 2025

/s/ Sara G. Arana	Executive Vice President and Principal
Sara G. Arana	Accounting Officer	February 21, 2025

/s/ Douglas J. Hertz
Douglas J. Hertz	Independent Chairman of the Board of Directors	February 21, 2025

/s/ Ronald M. Cofield, Sr.
Ronald M. Cofield, Sr.	Director	February 21, 2025

/s/ Shantella E. Cooper
Shantella E. Cooper	Director	February 21, 2025

/s/ Jean E. Davis
Jean E. Davis	Director	February 21, 2025

/s/ Martin B. Davis
Martin B. Davis	Director	February 21, 2025

Signature	Title	Date

/s/ Merriann Metz
Merriann Metz	Director	February 21, 2025

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	February 21, 2025

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	February 21, 2025

/s/ James W. Roquemore
James W. Roquemore	Director	February 21, 2025

/s/ David G. Salyers
David G. Salyers	Director	February 21, 2025

/s/ Joshua A. Snively
Joshua A. Snively	Director	February 21, 2025

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ SouthState Corporation

Winter Haven, Florida

February 21, 2025

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SouthState Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SouthState Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting

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

February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SouthState Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for credit losses
Description of the Matter

As of December 31, 2024, the Company’s held for investment loan portfolio was $33.9 billion and the associated allowance for credit losses (“ACL”), inclusive of the reserve for unfunded commitments, was $510.6 million. The provision for credit losses was $16.0 million for the year ended December 31, 2024. As described in Notes 1 and 5 to the consolidated financial statements, the Company’s ACL recorded on the balance sheet reflects management’s best estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist, and the Discounted Cash Flow method (“DCF”) is utilized and aggregated at the pool level. A probability of default (PD) and absolute loss given default (LGD) are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects.  The Company’s assumptions for PD and LGD are determined by the historical default and loss experience of the Company and adjusted for expected economic conditions and the Company’s prepayment and curtailment rates. In the second quarter of 2024, updates were made to certain estimates used in the Company’s current expected credit loss model, the most significant of which included expanding the number of macroeconomic variables used in the quantitative models, incorporating more granular loss data, and adjusting the reasonable and supportable forecast period from one to two years. Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation model.

Auditing management’s ACL estimate and related provision for credit losses was complex due to the need for involvement of professionals with specialized skills and knowledge in evaluating the expected loss forecasting models, and due to subjectivity in evaluating management’s selection and weighting of economic forecast scenarios used during the reasonable and supportable period and the qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s internal controls over establishing the ACL, including controls that address: 1) the governance of the credit loss methodology, including management’s review and approval of the ACL; 2) the completeness and accuracy of key inputs and assumptions used in the models; 3) the selection and challenge of the economic forecasts, including the selected weightings of the economic forecasts applied by management; 4) the identification and measurement of qualitative factors, among others.

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

February 21, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors SouthState Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows of SouthState Corporation and Subsidiaries (the “Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited the adjustments to the 2022 financial statements to retrospectively apply the change in accounting for segment reporting, as described in Note 28. In our opinion, such adjustments are appropriate and have been properly applied.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We served as the Company's auditor from 2007 to 2022.

Atlanta, Georgia

February 24, 2023, except for Note 28, as to which the date is February 21, 2025

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents:
Cash and due from banks	$525,506	$510,922
Federal funds sold and interest-earning deposits with banks	593,777	236,435
Deposits in other financial institutions (restricted cash)	272,784	251,520
Total cash and cash equivalents	1,392,067	998,877
Trading securities, at fair value	102,932	31,321
Investment securities:
Securities held to maturity (fair value of $1,834,527 and $2,084,736)	2,254,670	2,487,440
Securities available for sale, at fair value	4,320,593	4,784,388
Other investments	223,613	192,043
Total investment securities	6,798,876	7,463,871
Loans held for sale	279,426	50,888
Loans:
Acquired - non-purchased credit deteriorated loans	3,635,782	4,796,913
Acquired - purchased credit deteriorated loans	862,155	1,108,813
Non-acquired loans	29,404,990	26,482,763
Less allowance for credit losses	(465,280)	(456,573)
Loans, net	33,437,647	31,931,916
Premises and equipment, net	502,559	519,197
Bank owned life insurance (“BOLI”)	1,013,209	991,454
Deferred tax assets	179,884	164,354
Derivatives assets	161,490	172,939
Mortgage servicing rights	89,795	85,164
Core deposit and other intangibles	66,458	88,776
Goodwill	1,923,106	1,923,106
Other assets	433,755	480,161
Total assets	$46,381,204	$44,902,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$10,192,117	$10,649,274
Interest-bearing	27,868,749	26,399,635
Total deposits	38,060,866	37,048,909
Federal funds purchased	260,191	248,162
Securities sold under agreements to repurchase	254,721	241,023
Corporate and subordinated debentures	391,534	391,904
Other borrowings	—	100,000
Reserve for unfunded commitments	45,327	56,303
Derivative liabilities	879,855	804,486
Other liabilities	598,295	478,139
Total liabilities	40,490,789	39,368,926
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 76,322,206 and 76,022,039 shares issued and outstanding, respectively	190,805	190,055
Surplus	4,259,722	4,240,413
Retained earnings	2,046,809	1,685,166
Accumulated other comprehensive loss	(606,921)	(582,536)
Total shareholders’ equity	5,890,415	5,533,098
Total liabilities and shareholders’ equity	$46,381,204	$44,902,024

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Loans, including fees	$1,925,838	$1,716,405	$1,178,026
Investment securities:
Taxable	155,470	162,907	149,790
Tax-exempt	22,928	23,455	22,361
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	37,126	41,639	46,848
Total interest income	2,141,362	1,944,406	1,397,025
Interest expense:
Deposits	671,825	440,257	36,984
Federal funds purchased and securities sold under agreements to repurchase	20,268	15,589	4,503
Corporate and subordinated debentures	23,874	23,617	19,294
Other borrowings	9,941	12,335	573
Total interest expense	725,908	491,798	61,354
Net interest income	1,415,454	1,452,608	1,335,671
Provision for credit losses	15,975	114,082	81,855
Net interest income after provision for credit losses	1,399,479	1,338,526	1,253,816
Noninterest income:
Fees on deposit accounts	136,094	129,015	124,810
Mortgage banking income	20,047	13,355	17,790
Trust and investment services income	45,474	39,447	39,019
Correspondent banking and capital markets income	32,619	49,101	78,755
SBA income	16,226	13,929	15,636
Securities (losses) gains, net	(50)	43	30
Other income	51,852	42,016	33,207
Total noninterest income	302,262	286,906	309,247
Noninterest expense:
Salaries and employee benefits	606,869	583,398	554,704
Occupancy expense	90,103	88,695	89,501
Information services expense	92,193	84,472	79,701
OREO and loan related expense	4,687	1,716	369
Amortization of intangibles	22,395	27,558	33,205
Supplies, printing and postage expense	10,558	10,578	9,621
Professional fees	16,404	18,547	15,331
FDIC assessment and other regulatory charges	31,152	33,070	23,033
FDIC special assessment	3,852	25,691	—
Advertising and marketing	9,143	9,474	8,888
Merger, branch consolidation, severance related and other expense	20,133	13,162	30,888
Other expense	94,004	98,219	84,460
Total noninterest expense	1,001,493	994,580	929,701
Earnings:
Income before provision for income taxes	700,248	630,852	633,362
Provision for income taxes	165,465	136,544	137,313
Net income	$534,783	$494,308	$496,049
Earnings per common share:
Basic	$7.01	$6.50	$6.65
Diluted	$6.97	$6.46	$6.60
Weighted average common shares outstanding:
Basic	76,303	76,051	74,551
Diluted	76,762	76,480	75,181

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended December 31,

	2024	2023	2022
Net income	$534,783	$494,308	$496,049
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(32,055)	112,743	(861,470)
Tax effect	7,681	(19,458)	206,281
Reclassification adjustment for (gains) loss included in net income	50	(43)	(30)
Tax effect	(12)	10	7
Net of tax amount	(24,336)	93,252	(655,212)
Change in the retiree medical plan obligation:
Change in the retiree medical plan obligation during period	(110)	1,442	(1,110)
Tax effect	27	(356)	272
Reclassification adjustment for changes included in net income	45	285	143
Tax effect	(11)	(71)	(35)
Net of tax amount	(49)	1,300	(730)
Other comprehensive (loss) income, net of tax	(24,385)	94,552	(655,942)
Comprehensive income (loss)	$510,398	$588,860	$(159,893)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Gain	Total
Balance, December 31, 2021	69,332,297	$173,331	$3,653,098	$997,657	$(21,146)	$4,802,940
Comprehensive income:
Net income	—	—	—	496,049	—	496,049
Other comprehensive loss, net of tax effects	—	—	—	—	(655,942)	(655,942)
Total comprehensive loss						(159,893)
Cash dividends declared on common stock at $1.98 per share	—	—	—	(146,486)	—	(146,486)
Cash dividend equivalents paid on restricted stock units	—	—	—	(178)	—	(178)
Employee stock purchases	38,491	96	2,762	—	—	2,858
Stock options exercised	39,020	97	1,488	—	—	1,585
Restricted stock awards	(5,368)	(13)	13	—	—	—
Stock issued pursuant to restricted stock units	393,747	984	(983)	—	—	1
Common stock repurchased - buyback plan	(1,312,038)	(3,280)	(106,924)	—	—	(110,204)
Common stock repurchased	(112,389)	(281)	(8,845)	—	—	(9,126)
Share-based compensation expense	—	—	35,638	—	—	35,638
Common stock issued for Atlantic Capital merger	7,330,803	18,327	641,445	—	—	659,772
Stock options and restricted stock acquired and converted pursuant to Atlantic Capital merger	—	—	(1,980)	—	—	(1,980)
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive loss:
Net income	—	—	—	494,308	—	494,308
Other comprehensive income, net of tax effects	—	—	—	—	94,552	94,552
Total comprehensive income						588,860
Cash dividends declared on common stock at $2.04 per share	—	—	—	(154,919)	—	(154,919)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,265)	—	(1,265)
Employee stock purchases	43,356	108	2,664	—	—	2,772
Stock options exercised	53,225	133	2,793	—	—	2,926
Restricted stock awards (forfeits)	(2,721)	(8)	8	—	—	—
Stock issued pursuant to restricted stock units	455,443	1,140	(1,140)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(6,498)	—	—	(6,748)
Common stock repurchased	(131,827)	(329)	(8,987)	—	—	(9,316)
Share-based compensation expense	—	—	35,861	—	—	35,861
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	534,783	—	534,783
Other comprehensive loss, net of tax effects	—	—	—	—	(24,385)	(24,385)
Total comprehensive income						510,398
Cash dividends declared on common stock at $2.12 per share	—	—	—	(161,597)	—	(161,597)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,297)	—	(1,297)
Employee stock purchases	38,026	95	2,864	—	—	2,959
Stock options exercised	68,793	172	5,408	—	—	5,580
Restricted stock awards (forfeits)	(356)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	395,412	989	(989)	—	—	—
Stock issued in lieu of cash - directors fees	3,159	8	270	—	—	278
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased - equity plans	(104,867)	(262)	(8,511)	—	—	(8,773)
Share-based compensation expense	—	—	28,000	—	—	28,000
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$534,783	$494,308	$496,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,697	58,826	64,591
Provision for credit losses	15,975	114,082	81,855
Deferred income taxes	(10,852)	1,950	123,540
Losses (gains) on sale of securities, net	50	(43)	(30)
Share-based compensation expense	28,000	35,861	35,638
Accretion of discount related to acquired loans	(14,418)	(20,801)	(36,411)
(Gains) losses on disposal of premises and equipment	(19)	66	2,876
Gains on sale of bank properties held for sale and repossessed real estate	(1,354)	(1,733)	(4,467)
Net amortization of premiums and discounts on investment securities	19,343	20,136	27,303
Bank properties held for sale and repossessed real estate write downs	255	1,571	273
Fair value adjustment for loans held for sale	69	(833)	6,052
Originations and purchases of loans held for sale	(1,841,572)	(881,017)	(1,411,770)
Proceeds from sales of loans held for sale	1,246,249	863,464	1,565,809
Gains on sales of loans held for sale	(24,890)	(3,535)	2,663
Increase in cash surrender value of BOLI	(27,573)	(25,141)	(23,058)
Net change in:
Accrued interest receivable	(9,002)	(19,806)	(32,829)
Prepaid assets	(8,284)	1,967	(3,090)
Operating leases	72	322	142
Bank owned life insurance	(2,841)	(1,595)	(1,290)
Trading securities	281,893	(57)	46,425
Derivative assets	11,449	38,077	207,682
Miscellaneous other assets	5,908	(6,259)	147
Accrued interest payable	(16,070)	50,590	2,609
Accrued income taxes	52,136	62,509	(17,218)
Derivative liabilities	75,369	(229,657)	741,583
Miscellaneous other liabilities	140,587	(6,495)	(144,181)
Net cash provided by operating activities	511,960	546,757	1,730,893
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,950	129,614	482,028
Proceeds from maturities and calls of investment securities held to maturity	228,485	190,825	230,003
Proceeds from maturities and calls of investment securities available for sale	511,556	590,758	575,877
Proceeds from sales and redemptions of other investment securities	144,896	214,375	13,226
Purchases of investment securities available for sale	(96,824)	(80,354)	(1,381,980)
Purchases of investment securities held to maturity	—	—	(1,099,691)
Purchases of other investment securities	(140,119)	(226,701)	(20,359)
Net increase in loans	(1,540,747)	(2,234,274)	(3,855,268)
Net cash received from acquisitions	—	—	250,115
Recoveries of loans previously charged off	16,826	15,782	19,173
Purchase of bank owned life insurance	—	(5,966)	(85,966)
Purchases of premises and equipment	(35,807)	(38,885)	(17,670)
Proceeds from redemption and payout of bank owned life insurance policies	8,659	5,956	3,267
Proceeds from sale of bank properties held for sale and repossessed real estate	14,573	11,575	20,706
Proceeds from sale of premises and equipment	373	856	6,143
Net cash used in investing activities	(886,179)	(1,426,439)	(4,860,396)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,012,517	699,778	(1,780,132)
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase and other short-term borrowings
agreements to repurchase and other short-term borrowings	25,727	(67,232)	(224,822)
Proceeds from borrowings	4,000,000	6,050,200	—
Repayment of borrowings	(4,100,000)	(5,950,200)	(13,000)
Common stock issuance	3,237	2,772	2,858
Common stock repurchases	(16,758)	(16,064)	(119,330)
Dividends paid	(162,894)	(156,184)	(146,664)
Stock options exercised	5,580	2,926	1,585
Net cash provided by (used in) financing activities	767,409	565,996	(2,279,505)
Net increase (decrease) in cash and cash equivalents	393,190	(313,686)	(5,409,008)
Cash and cash equivalents at beginning of period	998,877	1,312,563	6,721,571
Cash and cash equivalents at end of period	$1,392,067	$998,877	$1,312,563

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$741,978	$441,208	$67,126
Income taxes	$111,484	$74,725	$35,144
Recognition of operating lease assets in exchange for lease liabilities	$11,134	$1,160	$12,635
Schedule of Noncash Operating Transactions:
Pooling of SBA loans held for sale into trading securities	$353,504	$—	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$—	$3,500,692
Other intangible assets acquired	—	—	20,791
Liabilities assumed	—	—	3,205,694
Net identifiable assets acquired over liabilities assumed	—	—	342,021
Common stock issued in acquisition	—	—	659,772
Real estate acquired in full or in partial settlement of loans	5,658	3,801	1,972

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

SouthState is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank with locations located throughout our six (6) state footprint in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. In addition, the Company operates a correspondent banking and capital markets division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Atlanta, Georgia, Memphis, Tennessee, Walnut Creek, California, and Birmingham, Alabama. The Bank operates SouthState|Duncan-Williams Securities Corp. (“SouthState|Duncan-Williams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. During 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are 13 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $118.6 million of trust preferred securities at December 31, 2024. See Note 10—Other Borrowings for further detailed descriptions of our trust preferred securities.

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

Reportable Segment

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

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

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.2 billion at December 31, 2024. Based on this criteria, we had seven such credit concentrations at December 31, 2024, including loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $9.5 billion, loans to lessors of nonresidential buildings (except mini warehouses) of $5.5 billion, loans secured by business assets including accounts receivable, inventory and equipment of $3.0 billion, loans to lessors of residential buildings (investment properties and multi-family) of $2.9 billion, loans secured by jumbo (original loans greater than $766,550) 1st mortgage 1-4 family owner occupied residential property of $2.7 billion, loans secured by owner occupied office buildings (including medical office buildings) of $2.0 billion, and loans secured by owner occupied nonresidential buildings (excluding office buildings) of $1.9 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Cash and Cash Equivalents

Cash and cash equivalents, for the purpose of presentation in the consolidated statements of cash flows, include the following items disclosed in the Consolidated Statement of Balance Sheet; Cash and Due from Banks, Federal funds sold and Interest-earnings Deposits with Banks and Deposits in Other Financial Institutions (Restricted Cash). The restricted cash is used as collateral on the counterparty for the interest rate swap contracts with loan customers of respondent bank customers of the Correspondent Banking Division. Due from bank balances are maintained at other financial institutions. Federal funds sold are generally purchased and sold for one-day periods, but may, from time to time, have longer terms.

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities. When the Company enters into such repurchase agreements, the securities purchased under agreements to resell generally consist of U.S. government sponsored entities and agency mortgage backed securities. The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. These agreements were considered to be cash equivalents with maturities within less than one year. The Company held no securities under agreements to resell at December 31, 2024.

Trading Securities

Through its Correspondent Banking Department and the Bank’s wholly owned broker dealer SouthState|Duncan-Williams, the Company purchases trading securities and subsequently sells them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries, mortgage-backed agency, and SBA securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Income.

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

In accordance with as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as held for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2024 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

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

Loans Held for Sale

The Company sells residential mortgages to government sponsored entities (“GSEs”) and third-party investors, who may issue securities backed by pools of such loans. The Company retains no beneficial interests in these sales, but may retain the servicing rights for the loans sold. The Company is obligated to subsequently repurchase a loan if the purchaser discovers a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review.  Mortgage loans held for sale are accounted for at fair value on an individual loan basis. Estimated fair value is determined on the basis of existing forward commitments, or the current market value of similar loans.  Changes in the fair value, and realized gains and losses on the sales of mortgage loans, are reported in Mortgage Banking Income, a component of Noninterest Income in our Consolidated Statements of Income. Interest income on loans held for sale is reported in Loans, including fees, a component of Interest Income in our Consolidated Statements of Income.

The Company purchases the guaranteed portions of Small Business Administration (“SBA”) loans from third-party originators. The guaranteed portions of SBA loans purchased by the Company are aggregated into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent (”FTA”). Gains or losses on the sale of the securities and individual guaranteed portions of loans are both recorded in Correspondent Banking and Capital Markets Income in Noninterest Income on the Consolidated Statements of Income. Sales of the securities are accounted for as of the settlement date, which is the date the Company surrenders control over the transferred assets. The guaranteed portion of the SBA loans that have not been pooled or sold, are reported as Loans Held for Sale on the Company’s Consolidated Balance Sheet and recorded at the lower of cost or estimated fair value. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market price provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of December 31, 2024, the Company had $2.3 billion of held to maturity securities and no related valuation account. As of December 31, 2024, the held to maturity portfolio consisted of U.S. Government Agency, U.S. Government Agency Residential and Commercial Mortgage-backed securities, and Small Business Administration loan-backed securities. At December 31, 2024, management does not believe that a fair value below amortized cost is due to credit related factors.

ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changed the accounting for recognizing impairment on available for sale debt securities. Each quarter, management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Consolidated Statements of Income. Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable as the Company reverses any accrued interest against interest income if an investment is placed on nonaccrual status. As of December 31, 2024 and December 31, 2023, the accrued interest receivables for investment securities recorded in Other Assets were $24.2 million and $26.5 million, respectively.

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

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management has evaluated the appropriateness of the reasonable and supportable forecast scenarios and has made adjustments as needed. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term average loss rate within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and four-quarter reversion period. The forecast period and scenarios used are reviewed on a quarterly basis and may be adjusted based on management's view of the current economic conditions and level of predictability the forecast can provide.

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

During 2024, updates were made to certain estimates used in the Company’s current expected credit loss model, the most significant of which included expanding the number of macroeconomic variables used in the quantitative modes, incorporating more granular loss data, and adjusting the reasonable and supportable forecast period from one to two years. Management continues to update and expand our qualitative framework to further address factors not captured in the quantitative process.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2024 and December 31, 2023, the accrued interest receivable for loans recorded in Other Assets were $133.0 million and $127.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2024 and December 31, 2023, the liability recorded for expected credit losses on unfunded commitments was $45.3 million and $56.3 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

Other Real Estate Owned and Bank Property Held For Sale

Other real estate owned (“OREO”) consists of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans. The Company discloses former branch site assets as bank property held for sale and reports within Other Assets on the Consolidated Balance Sheet. Both OREO and bank property held for sale are recorded at the lower of cost or fair value and the fair value was determined on the basis of current valuations obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure or initial possession of collateral, for OREO, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the ACL. At the time a bank property is no longer in service and is moved to held for sale, any excess of the current book value over fair value is recorded as an expense in the Consolidated Statements of Income in the merger and branch consolidation related expense line item. The property is then actively marketed for sale at a price that is reasonable in relation to its current fair value. Subsequent adjustments to the value for those being held for sale are described in the following paragraph.

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

For further discussion of our loan accounting and acquisitions, see Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited consolidated financial statements.

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

Leases

Right-of-Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determined that we do not have any leases classified as finance leases, and that all of our leases are operating leases, with the exception of the two minor finance leases acquired through the merger with CenterState. ROU assets and liabilities for operating leases are recognized at commencement date based on present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. Because the rate implicit in the lease is typically not known, the lease incremental borrowing rate is determined by averaging the borrowing rates of multiple borrowing sources available to the Bank. For operating leases, lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term.

As of December 31, 2024 and 2023, we had operating ROU assets of $95.8 million and $100.3 million, respectively, recorded within Premises and Equipment on the Consolidated Balance Sheets and a lease liability of $103.9 million and $108.3 million, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and client list intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2024 and December 31, 2023, the balance of goodwill was $1.9 billion. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

ASC Topic 350 requires an entity record an impairment charge if the reporting unit’s fair value exceeds its carrying value. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate a goodwill impairment charge using Step 2 which involved calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step of determining whether the reporting unit’s carrying amount exceeds it fair value.

The Company evaluated the carrying value of goodwill as of October 31, 2024, our annual test date, and determined that no impairment charge was necessary.

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

The methodology used to determine the fair value of MSRs is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. Fair value is determined by estimating the present value of the asset’s future cash flows utilizing estimated market-based prepayment rates and discount rates, interest rates and other economic factors and assumptions validated through comparison to trade information, industry surveys, and with the use of independent third-party appraisals. Risks inherent in the MSRs valuation include higher than expected prepayment rates and/or delayed receipt of cash flows. The value of MSRs is significantly affected by interest rates available in the marketplace, which influence loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing rights declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing rights generally increases due to reduced refinance activity. MSRs are carried at fair value with changes in fair value recorded as a component of Mortgage Banking Income.

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

We report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. For years 2024, 2023, and 2022, gross interchange and debit card transaction fees totaled $44.1 million, $41.3 million, and $40.7 million, respectively, while related network costs totaled $19.4 million, $20.7 million, and $18.5 million, respectively. On a net basis, the Company reported $24.8 million, $20.6 million, and $22.2 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income within Noninterest Income for the years ended December 31, 2024, 2023, and 2022.

The Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and SouthState Advisory, Inc., the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $45.5 million, $39.4 million, and $39.0 million, respectively, for the years ended December 31, 2024, 2023 and 2022. The Bank has contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $142.3 million, $134.6 million, and $129.7 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.2 million active contracts at December 31, 2024. The Company has disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $234.0, $237.3 million, and $266.8 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Total revenue derived from contracts in which services are transferred over time was $23.5 million, $20.9 million, and $20.2 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

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

Employee Benefit Plans

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 17—Share-Based Compensation for the amount the Company recognized as expense for the years ended December 31, 2024, 2023 and 2022.

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

See Note 11—Income Taxes to the consolidated financial statements for further details and discussion.

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

Derivative Financial Instruments

The Company’s interest rate risk management strategy incorporates the use of derivative financial instruments. Historically, the Company has used interest rate swaps to essentially convert a portion of its variable-rate debt to a fixed rate. Cash flows related to variable-rate debt will fluctuate with changes in an underlying rate index. When effectively hedged, the increases or decreases in cash flows related to the variable-rate debt will generally be offset by changes in cash flows of the derivative instrument designated as a hedge. This strategy is referred to as a cash flow hedge. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the derivative’s entire unrealized gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedged instrument and related swap are terminated before maturity. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. The Company did not use cash flow hedges for the years ended December 31, 2024 or December 31, 2023.

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

The Company enters into master netting agreements with counterparties which requires collateral to cover exposures as identified within the derivative instruments not designated hedges of interest rate risk. Where legally enforceable, these master netting agreements give the Company, in the event of default by the counterparty, the right to liquidate securities held as collateral and to offset receivables and payables with the same counterparty.

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

See Note 26—Derivative Financial Instruments for further disclosure.

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

The Company adopted ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method effective January 1, 2024, and changed the accounting method of its LIHTC structured investments from the equity method to the proportional amortization method. The Company adopted ASU 2023-02 using the modified retrospective approach. Under this adoption approach, management was required to verify the LIHTCs met the conditions for proportional amortization method as of the date the investments were originally made by the Bank. In addition, management evaluated the actual tax credits and other income tax benefits received, as well as the remaining benefits expected to be received, as of the adoption date. The cumulative difference between the equity method and proportional amortization method resulted in a one-time cumulative effect adjustment recorded through retained earnings as of January 1, 2024. The cumulative effect resulting from the adoption of proportional amortization method was a net reduction to retained earnings of $10.2 million.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. Segment information gives investors an understanding of overall performance and is key to assessing potential future cash flows. In addition, although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements, there is limited information disclosed about a segment’s expenses. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 using the retrospective approach. Aside from the new disclosures required by ASU No. 2023-07, the ASU did not have a material impact on our consolidated financial statements. See Note 28—Segment Reporting for further disclosure.

Issued But Not Yet Adopted Accounting Standards

On November 2024, the FASB has issued Accounting Standards Update (ASU) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. Investors indicated that information regarding cost of sales, selling, general, and administrative expenses (SG&A), employee compensation costs, depreciation and amortization, and research and development could help them better comprehend an entity's cost structure and forecast future cash flows. This ASU requires additional disclosures about specific expense categories on an annual and interim basis in the notes to financial statements. Specifically, public companies will be required to disclose the amounts of purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization recognized as part of oil-and gas-producing activities included in each relevant expense caption. Additional disaggregation of certain amounts in other disclosures is also required. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

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

Note 2—Mergers and Acquisitions

Independent Bank Group, Inc. (“Independent”)

On May 20, 2024, the Company and Independent, a Texas-based corporation, announced that the companies have entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement was approved by the Boards of Directors of the Company and Independent by the unanimous vote of the directors present at the applicable meeting, and subsequently approved by the Company’s and Independent’s respective shareholders on August 14, 2024. The merger was approved by the Office of the Comptroller of the Currency (“OCC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”) on December 13, 2024, and the transaction closed on January 1, 2025.

The Merger Agreement provided that, upon the terms and subject to the conditions set forth therein, Independent merged with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Independent’s wholly owned banking subsidiary, Independent Bank, merged with and into the Company’s wholly owned banking subsidiary, SouthState Bank, National Association, which continues as the surviving bank in the bank merger. Under the terms of the Merger Agreement, shareholders of Independent received 0.60 shares of the Company’s common stock for each share of Independent common stock they own.

See Note 30—Subsequent Events for additional details.

Note 3—Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2024:
U.S. Government agencies	$147,272	$—	$(23,498)	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	—	(241,204)	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	—	(72,057)	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	—	(72,391)	275,947
Small Business Administration loan-backed securities	49,796	—	(10,993)	38,803
	$2,254,670	$—	$(420,143)	$1,834,527
December 31, 2023:
U.S. Government agencies	$197,267	$—	$(24,607)	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,438,102	—	(227,312)	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	444,883	—	(68,139)	376,744
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	354,055	—	(71,327)	282,728
Small Business Administration loan-backed securities	53,133	—	(11,319)	41,814
	$2,487,440	$—	$(402,704)	$2,084,736

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2024:
U.S. Treasuries	$10,654	$2	$—	$10,656
U.S. Government agencies	169,207	—	(18,789)	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,659,851	97	(282,423)	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	557,288	19	(98,212)	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,234,573	562	(194,580)	1,040,555
State and municipal obligations	1,117,330	2	(171,609)	945,723
Small Business Administration loan-backed securities	351,814	19	(41,721)	310,112
Corporate securities	28,499	—	(1,990)	26,509
	$5,129,216	$701	$(809,324)	$4,320,593
December 31, 2023:
U.S. Treasuries	$74,720	$—	$(830)	$73,890
U.S. Government agencies	246,089	—	(21,383)	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,822,104	294	(264,092)	1,558,306
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	626,735	—	(99,313)	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,217,125	1,516	(194,471)	1,024,170
State and municipal obligations	1,129,750	2	(152,291)	977,461
Small Business Administration loan-backed securities	413,950	86	(42,350)	371,686
Corporate securities	30,533	—	(3,786)	26,747
	$5,561,006	$1,898	$(778,516)	$4,784,388

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2024:
Federal Home Loan Bank stock	$18,087
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	51,702
$223,613
December 31, 2023:
Federal Home Loan Bank stock	$22,836
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	15,383
$192,043

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2024, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2024 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$14,365	$14,296	$86,024	$85,664
Due after one year through five years	36,431	33,221	330,052	311,492
Due after five years through ten years	433,740	371,741	1,237,398	1,063,353
Due after ten years	1,770,134	1,415,269	3,475,742	2,860,084
	$2,254,670	$1,834,527	$5,129,216	$4,320,593

The following table summarizes information with respect to sales of available for sale securities:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Securities Available for Sale:
Sale proceeds	$1,950	$129,614	$482,028
Gross realized gains	—	1,335	103
Gross realized losses	(50)	(1,292)	(73)
Net realized (loss) gain	$(50)	$43	$30

There were no sales of held to maturity securities for years ended December 31, 2024, 2023 or 2022.

The Company had 1,214 securities with gross unrealized losses at December 31, 2024. Information pertaining to securities with gross unrealized losses at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$23,498	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	241,204	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,057	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	72,391	275,947
Small Business Administration loan-backed securities	—	—	10,993	38,803
	$—	$—	$420,143	$1,834,527
Securities Available for Sale
U.S. Treasuries (1)	$—	$—	$—	$—
U.S. Government agencies	—	—	18,789	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	294	14,341	282,129	1,350,268
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	98,212	454,908
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	792	53,342	193,788	918,338
State and municipal obligations	1,484	19,400	170,125	923,431
Small Business Administration loan-backed securities	24	6,747	41,697	289,786
Corporate securities	—	—	1,990	26,509
	$2,594	$93,830	$806,730	$4,113,658
December 31, 2023:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$24,607	$172,660
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	227,312	1,210,790
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	68,139	376,745
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	71,327	282,728
Small Business Administration loan-backed securities	—	—	11,319	41,814
	$—	$—	$402,704	$2,084,737
Securities Available for Sale
U.S. Treasuries	$—	$—	$830	$73,890
U.S. Government agencies	—	—	21,383	224,706
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	122	9,358	263,970	1,539,208
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	99,313	527,422
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	91	7,959	194,380	955,059
State and municipal obligations	177	6,340	152,114	967,305
Small Business Administration loan-backed securities	128	42,447	42,222	304,770
Corporate securities	18	480	3,768	26,267
	$536	$66,584	$777,980	$4,618,627
(1)	The U.S. Treasury securities in a continuous unrealized losses position for less than twelve months at December 31, 2024, had a combined gross unrealized loss total of less than $1,000.

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

At December 31, 2024, investment securities with a market value of $2.4 billion and a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 10—Other Borrowings, under the “Short-Term Borrowings”, “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $2.6 billion carrying value of investment securities pledged, $2.3 billion were pledged to secure public funds deposits, $193.7 million were pledged to secure FHLB advances, and $101.5 million were pledged to secure interest rate swap positions with correspondents. At December 31, 2023, investment securities with a market value of $3.0 billion and a carrying value of $3.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $3.2 million carrying value of investment securities pledged, $2.4 billion were pledged to secure public funds deposits, $729.4 million were pledged to secure FHLB advances and $115.0 million were pledged to secure interest rate swap positions with correspondents.

Trading Securities

At December 31, 2024 and 2023, trading securities, at estimated fair value, were as follows:

	December 31,	December 31,
(Dollars in thousands)	2024	2023
U.S. Government agencies	$15,002	$1,537
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	14,803	14,461
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	14,419	—
State and municipal obligations	35,896	14,620
Small Business Administration loan-backed securities	22,571	—
Other debt securities	241	703
	$102,932	$31,321

Net gains (losses) on trading securities for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended
	December 31,
(Dollars in thousands)	2024	2023	2022
Net gains (losses) on sales transaction	$1,596	$289	$(1,326)
Net mark to mark (losses) gains	(583)	278	(237)
Net gains (losses) on trading securities	$1,013	$567	$(1,563)

Note 4—Loans

The following is a summary of total loans:

	December 31,
(Dollars in thousands)	2024	2023
Loans:
Construction and land development (1)	$2,184,327	$2,923,514
Commercial non-owner-occupied	9,383,732	8,571,634
Commercial owner-occupied real estate	5,716,376	5,497,671
Consumer owner-occupied (2)	7,144,885	6,595,005
Home equity loans	1,570,084	1,398,445
Commercial and industrial	6,222,876	5,504,539
Other income producing property	607,750	656,334
Consumer	1,062,599	1,233,650
Other loans	10,298	7,697
Total loans	33,902,927	32,388,489
Less: allowance for credit losses	(465,280)	(456,573)
Loans, net	$33,437,647	$31,931,916
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the years ended December 31, 2024 and 2023, to include net deferred costs of $86.7 million compared to net deferred costs of $68.0 million, respectively, and unamortized discount total related to loans acquired of $36.9 million compared to $51.3 million, respectively. Accrued interest receivable of $133.0 million and $127.0 million are accounted for separately and reported in other assets for the periods December 31, 2024 and 2023.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$339,152	$397,574	$843,053	$42,524	$9,327	$13,462	$35,025	$1,680,117
Special mention	627	30,791	35,170	579	—	321	—	67,488
Substandard	16,672	—	32,483	750	—	581	—	50,486
Doubtful	—	—	—	—	1	4	—	5
Total Construction and land development	$356,451	$428,365	$910,706	$43,853	$9,328	$14,368	$35,025	$1,798,096
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$74	$2,088	$—	$2,162

Commercial non-owner-occupied
Risk rating:
Pass	$782,863	$798,454	$2,664,327	$1,770,690	$575,679	$1,724,342	$111,021	$8,427,376
Special mention	6,954	36,014	120,363	137,945	7,486	13,920	195	322,877
Substandard	82,369	47,934	177,487	125,634	82,448	117,606	—	633,478
Doubtful	—	—	—	1	—	—	—	1
Total Commercial non-owner-occupied	$872,186	$882,402	$2,962,177	$2,034,270	$665,613	$1,855,868	$111,216	$9,383,732
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$176	$—	$354	$—	$530

Commercial Owner-Occupied
Risk rating:
Pass	$624,613	$648,461	$1,020,841	$1,004,549	$572,108	$1,440,686	$87,011	$5,398,269
Special mention	4,571	14,537	38,361	8,092	1,114	15,112	212	81,999
Substandard	25,843	35,855	49,032	34,135	21,502	58,982	10,748	236,097
Doubtful	4	3	—	—	—	4	—	11
Total commercial owner-occupied	$655,031	$698,856	$1,108,234	$1,046,776	$594,724	$1,514,784	$97,971	$5,716,376
Commercial owner-occupied
Current-period gross charge-offs	$—	$298	$—	$91	$227	$583	$—	$1,199

Commercial and industrial
Risk rating:
Pass	$1,881,120	$683,911	$939,929	$462,655	$292,253	$419,145	$1,226,413	$5,905,426
Special mention	2,103	2,467	16,120	1,217	628	2,468	22,764	47,767
Substandard	42,308	43,207	37,526	26,080	2,796	18,180	99,460	269,557
Doubtful	—	12	42	57	1	9	5	126
Total commercial and industrial	$1,925,531	$729,597	$993,617	$490,009	$295,678	$439,802	$1,348,642	$6,222,876
Commercial and industrial
Current-period gross charge-offs	$2,971	$2,752	$5,946	$666	$100	$4,587	$3,859	$20,881

Other income producing property
Risk rating:
Pass	$63,518	$51,585	$105,505	$84,679	$45,600	$95,969	$37,166	$484,022
Special mention	612	493	5,947	27	837	2,145	1,269	11,330
Substandard	1,029	712	2,333	2,081	327	5,043	436	11,961
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$65,159	$52,790	$113,785	$86,787	$46,764	$103,157	$38,871	$507,313
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$4,035	$17,776	$5,557	$3,259	$594	$257	$31,610	$63,088
Special mention	19	222	—	—	14	35	231	521
Substandard	1,131	—	—	—	3	205	1,961	3,300
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$5,185	$17,998	$5,557	$3,259	$611	$498	$33,802	$66,910
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$10,298	$—	$—	$—	$—	$—	$—	$10,298
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$10,298	$—	$—	$—	$—	$—	$—	$10,298
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,705,599	$2,597,761	$5,579,212	$3,368,356	$1,495,561	$3,693,861	$1,528,246	$21,968,596
Special mention	14,886	84,524	215,961	147,860	10,079	34,001	24,671	531,982
Substandard	169,352	127,708	298,861	188,680	107,076	200,597	112,605	1,204,879
Doubtful	4	15	42	58	2	18	5	144
Total Commercial Loans	$3,889,841	$2,810,008	$6,094,076	$3,704,954	$1,612,718	$3,928,477	$1,665,527	$23,705,601
Commercial Loans
Current-period gross charge-offs	$2,971	$3,050	$5,946	$933	$401	$7,612	$3,859	$24,772

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending December 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$480,860	$1,036,691	$503,433	$19,626	$5,585	$19,200	$49,191	$2,114,586
Special mention	1,683	35,790	2,922	—	—	458	—	40,853
Substandard	390	46,311	765	—	4,285	767	—	52,518
Doubtful	—	—	—	3	—	5	—	8
Total Construction and land development	$482,933	$1,118,792	$507,120	$19,629	$9,870	$20,430	$49,191	$2,207,965
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$204	$—	$2	$—	$206

Commercial non-owner-occupied
Risk rating:
Pass	$759,501	$2,501,611	$1,878,889	$674,470	$706,794	$1,535,248	$104,698	$8,161,211
Special mention	3,376	38,854	19,899	10,044	9,872	12,976	93	95,114
Substandard	73,282	11,928	35,692	61,893	78,976	53,388	149	315,308
Doubtful	—	—	1	—	—	—	—	1
Total Commercial non-owner-occupied	$836,159	$2,552,393	$1,934,481	$746,407	$795,642	$1,601,612	$104,940	$8,571,634
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$51	$—	$—	$253	$—	$304

Commercial Owner-Occupied
Risk rating:
Pass	$556,192	$1,015,236	$1,088,976	$635,694	$648,082	$1,176,796	$88,298	$5,209,274
Special mention	1,976	31,484	15,777	1,435	7,776	22,551	690	81,689
Substandard	24,240	37,922	26,810	26,308	20,310	63,220	7,890	206,700
Doubtful	3	—	—	1	—	4	—	8
Total commercial owner-occupied	$582,411	$1,084,642	$1,131,563	$663,438	$676,168	$1,262,571	$96,878	$5,497,671
Commercial owner-occupied
Current-period gross charge-offs	$—	$126	$—	$—	$—	$—	$—	$126

Commercial and industrial
Risk rating:
Pass	$1,187,836	$1,140,702	$669,188	$367,668	$182,519	$413,271	$1,313,978	$5,275,162
Special mention	2,395	7,624	3,604	2,762	3,870	898	18,300	39,453
Substandard	26,780	29,515	23,423	4,001	5,472	15,226	85,409	189,826
Doubtful	2	11	68	1	—	13	3	98
Total commercial and industrial	$1,217,013	$1,177,852	$696,283	$374,432	$191,861	$429,408	$1,417,690	$5,504,539
Commercial and industrial
Current-period gross charge-offs	$7,272	$3,171	$13,169	$429	$765	$1,637	$1,144	$27,587

Other income producing property
Risk rating:
Pass	$58,012	$129,858	$96,743	$51,615	$40,988	$105,810	$39,701	$522,727
Special mention	517	266	347	69	288	2,296	203	3,986
Substandard	693	5,062	2,634	588	630	5,772	2,121	17,500
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$59,222	$135,186	$99,724	$52,272	$41,906	$113,878	$42,025	$544,213
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$18,908	$4,509	$2,746	$1,293	$287	$315	$25,635	$53,693
Special mention	236	339	18	41	271	—	—	905
Substandard	24	—	—	927	1,560	182	150	2,843
Doubtful	—	—	—	—	—	1	1	2
Total Consumer owner-occupied	$19,168	$4,848	$2,764	$2,261	$2,118	$498	$25,786	$57,443
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$7,697	$—	$—	$—	$—	$—	$—	$7,697
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,069,006	$5,828,607	$4,239,975	$1,750,366	$1,584,255	$3,250,640	$1,621,501	$21,344,350
Special mention	10,183	114,357	42,567	14,351	22,077	39,179	19,286	262,000
Substandard	125,409	130,738	89,324	93,717	111,233	138,555	95,719	784,695
Doubtful	5	11	69	5	—	23	4	117
Total Commercial Loans	$3,204,603	$6,073,713	$4,371,935	$1,858,439	$1,717,565	$3,428,397	$1,736,510	$22,391,162
Commercial Loans
Current-period gross charge-offs	$7,272	$3,297	$13,220	$633	$765	$1,892	$1,144	$28,223

For the consumer segment, delinquency of a loan is determined by past due status. Consumer loans are automatically placed on nonaccrual status once the loan is 90 days past due. Construction and land development loans are on 1-4 properties and lots.

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$623,572	$1,052,852	$2,303,614	$1,578,097	$577,381	$908,983	$—	$7,044,499
30 days past due	1,362	1,847	1,302	614	897	3,045	—	9,067
60 days past due	685	453	2,281	354	251	757	—	4,781
90 days past due	2,283	4,336	6,314	1,730	1,034	3,931	—	19,628
Total Consumer owner-occupied	$627,902	$1,059,488	$2,313,511	$1,580,795	$579,563	$916,716	$—	$7,077,975
Consumer owner-occupied
Current-period gross charge-offs	$35	$328	$284	$16	$21	$44	$—	$728

Home equity loans
Days past due:
Current	$7,309	$6,553	$3,701	$1,515	$1,739	$10,600	$1,527,504	$1,558,921
30 days past due	57	75	74	—	64	788	5,019	6,077
60 days past due	—	73	69	—	—	120	2,044	2,306
90 days past due	52	137	388	76	341	467	1,319	2,780
Total Home equity loans	$7,418	$6,838	$4,232	$1,591	$2,144	$11,975	$1,535,886	$1,570,084
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Consumer
Days past due:
Current	$194,192	$218,440	$218,097	$95,017	$50,337	$155,109	$116,590	$1,047,782
30 days past due	103	269	309	261	199	1,426	4,926	7,493
60 days past due	40	64	86	97	95	319	2,994	3,695
90 days past due	20	442	393	147	15	1,128	1,484	3,629
Total consumer	$194,355	$219,215	$218,885	$95,522	$50,646	$157,982	$125,994	$1,062,599
Consumer
Current-period gross charge-offs	$194	$1,610	$1,377	$197	$80	$451	$5,247	$9,156

Construction and land development
Days past due:
Current	$75,490	$81,995	$152,974	$46,873	$13,253	$15,309	$—	$385,894
30 days past due	—	—	—	—	—	16	—	16
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	320	—	1	—	—	321
Total Construction and land development	$75,490	$81,995	$153,294	$46,873	$13,254	$15,325	$—	$386,231
Construction and land development
Current-period gross charge-offs	$—	$—	$304	$—	$—	$—	$—	$304

Other income producing property
Days past due:
Current	$3,041	$6,066	$39,445	$16,556	$3,511	$31,549	$128	$100,296
30 days past due	—	—	—	—	—	24	—	24
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	117	—	117
Total other income producing property	$3,041	$6,066	$39,445	$16,556	$3,511	$31,690	$128	$100,437
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$903,604	$1,365,906	$2,717,831	$1,738,058	$646,221	$1,121,550	$1,644,222	$10,137,392
30 days past due	1,522	2,191	1,685	875	1,160	5,299	9,945	22,677
60 days past due	725	590	2,436	451	346	1,196	5,038	10,782
90 days past due	2,355	4,915	7,415	1,953	1,391	5,643	2,803	26,475
Total Consumer Loans	$908,206	$1,373,602	$2,729,367	$1,741,337	$649,118	$1,133,688	$1,662,008	$10,197,326
Consumer Loans
Current-period gross charge-offs	$229	$1,938	$1,965	$213	$101	$605	$5,247	$10,298

The following table presents total loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$4,798,047	$4,183,610	$8,823,443	$5,446,291	$2,261,836	$5,062,165	$3,327,535	$33,902,927

Current-period gross charge-offs	$3,200	$4,988	$7,911	$1,146	$502	$8,217	$9,106	$35,070

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,019,956	$2,125,156	$1,641,518	$628,107	$288,304	$809,419	$—	$6,512,460
30 days past due	1,589	2,268	1,524	654	707	4,012	—	10,754
60 days past due	—	766	528	680	—	813	—	2,787
90 days past due	1,280	2,538	1,089	1,689	315	4,650	—	11,561
Total Consumer owner-occupied	$1,022,825	$2,130,728	$1,644,659	$631,130	$289,326	$818,894	$—	$6,537,562
Consumer owner-occupied
Current-period gross charge-offs	$68	$90	$27	$—	$—	$2	$—	$187

Home equity loans
Days past due:
Current	$6,551	$6,454	$2,887	$1,396	$1,003	$11,518	$1,358,829	$1,388,638
30 days past due	60	—	132	21	44	539	5,860	6,656
60 days past due	—	—	12	104	—	458	1,268	1,842
90 days past due	117	—	27	194	1	672	298	1,309
Total Home equity loans	$6,728	$6,454	$3,058	$1,715	$1,048	$13,187	$1,366,255	$1,398,445
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$29	$84	$177

Consumer
Days past due:
Current	$299,871	$305,283	$141,369	$75,213	$60,265	$143,725	$182,608	$1,208,334
30 days past due	443	321	247	142	137	1,384	10,757	13,431
60 days past due	64	254	152	4	4	973	6,420	7,871
90 days past due	93	395	174	196	110	1,108	1,938	4,014
Total consumer	$300,471	$306,253	$141,942	$75,555	$60,516	$147,190	$201,723	$1,233,650
Consumer
Current-period gross charge-offs	$373	$1,586	$571	$280	$217	$537	$8,478	$12,042

Construction and land development
Days past due:
Current	$135,739	$425,276	$111,205	$20,322	$8,555	$14,265	$—	$715,362
30 days past due	—	—	—	111	—	—	—	111
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	1	—	75	—	76
Total Construction and land development	$135,739	$425,276	$111,205	$20,434	$8,555	$14,340	$—	$715,549
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$19

Other income producing property
Days past due:
Current	$6,310	$43,022	$18,536	$4,331	$2,537	$36,911	$280	$111,927
30 days past due	—	—	—	—	—	67	—	67
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	127	—	127
Total other income producing property	$6,310	$43,022	$18,536	$4,331	$2,537	$37,105	$280	$112,121
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,468,427	$2,905,191	$1,915,515	$729,369	$360,664	$1,015,838	$1,541,717	$9,936,721
30 days past due	2,092	2,589	1,903	928	888	6,002	16,617	31,019
60 days past due	64	1,020	692	788	4	2,244	7,688	12,500
90 days past due	1,490	2,933	1,290	2,080	426	6,632	2,236	17,087
Total Consumer Loans	$1,472,073	$2,911,733	$1,919,400	$733,165	$361,982	$1,030,716	$1,568,258	$9,997,327
Consumer Loans
Current-period gross charge-offs	$441	$1,676	$598	$344	$217	$587	$8,562	$12,425

The following table presents total loans by origination year as of and for the period ending December 31, 2023:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans	$4,676,676	$8,985,446	$6,291,335	$2,591,604	$2,079,547	$4,459,113	$3,304,768	$32,388,489

Current-period gross charge-offs	$7,713	$4,973	$13,818	$977	$982	$2,479	$9,706	$40,648

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
December 31, 2024
Construction and land development	$16	$—	$—	$16	$2,182,853	$1,458	$2,184,327
Commercial non-owner-occupied	2,253	748	—	3,001	9,363,226	17,505	9,383,732
Commercial owner-occupied	7,208	2,844	92	10,144	5,670,550	35,682	5,716,376
Consumer owner-occupied	6,536	444	—	6,980	7,094,851	43,054	7,144,885
Home equity loans	4,717	1,511	1	6,229	1,553,832	10,023	1,570,084
Commercial and industrial	28,427	7,700	3,163	39,290	6,091,566	92,020	6,222,876
Other income producing property	237	116	37	390	605,162	2,198	607,750
Consumer	7,023	3,444	—	10,467	1,046,776	5,356	1,062,599
Other loans	—	—	—	—	10,298	—	10,298
	$56,417	$16,807	$3,293	$76,517	$33,619,114	$207,296	$33,902,927
December 31, 2023
Construction and land development	$624	$—	$—	$624	$2,921,457	$1,433	$2,923,514
Commercial non-owner-occupied	2,194	123	1,378	3,695	8,546,630	21,309	8,571,634
Commercial owner-occupied	3,852	1,141	988	5,981	5,446,803	44,887	5,497,671
Consumer owner-occupied	7,903	552	920	9,375	6,560,359	25,271	6,595,005
Home equity loans	6,500	1,326	—	7,826	1,385,687	4,932	1,398,445
Commercial and industrial	25,231	7,194	9,193	41,618	5,399,390	63,531	5,504,539
Other income producing property	569	570	—	1,139	651,993	3,202	656,334
Consumer	13,212	7,370	—	20,582	1,207,411	5,657	1,233,650
Other loans	—	—	—	—	7,697	—	7,697
	$60,085	$18,276	$12,479	$90,840	$32,127,427	$170,222	$32,388,489

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of December 31, 2024 and December 31, 2023:

	December 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2024	90 Days Accruing(1)	with no allowance(1)	2023
Construction and land development	$1,458	$—	$—	$1,433
Commercial non-owner-occupied	17,505	—	14,224	21,309
Commercial owner-occupied real estate	35,682	92	12,032	44,887
Consumer owner-occupied	43,054	—	963	25,271
Home equity loans	10,023	1	1,173	4,932
Commercial and industrial	92,020	3,163	5,408	63,531
Other income producing property	2,198	37	1,265	3,202
Consumer	5,356	—	—	5,657
Total loans on nonaccrual status	$207,296	$3,293	$35,065	$170,222
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2024.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2024	Coverage	%	2023	Coverage	%
Commercial owner-occupied real estate
Church	$—	$—		$3,537	$6,705	190%
Industrial	2,835	6,831	241%	7,172	15,273	213%
Other	11,087	20,683	187%	12,231	23,747	194%
Commercial non-owner-occupied real estate
Retail	—	—		3,216	4,208	131%
Other	—	—		12,607	29,182	231%
Office	14,223	15,594	110%	—	—
Commercial and industrial
Other	59,171	74,549	126%	44,116	46,114	105%
Other income producing property
1-4 family investment property	1,265	3,286	260%	—	—
Consumer owner occupied
1st Mtg Residential	963	954	99%	—	—
Home equity loans
Residential 1-4 family dwelling	1,173	2,250	192%	—	—
Total collateral dependent loans	$90,717	$124,147		$82,879	$125,229

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans increased by $7.8 million from December 31, 2023 compared to the balance at December 31, 2024.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $153,000 and $59,000 as of December 31, 2024 and 2023, respectively.

	Year Ended December 31,
	2024			2023
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial owner occupied real estate	$—	—		$839	0.02%	9.50 to 6.00%
Consumer owner occupied	889	0.01%	2.03%	—	—
Total interest rate reductions	$889			$839

	Year Ended December 31,
	2024			2023
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$—	—	—	$251	0.01%	12 months
Commercial non-owner-occupied	2,250	0.02%	8 months	1,246	0.01%	24 months
Commercial owner-occupied real estate	10,500	0.18%	19 months	7,511	0.14%	23 months
Consumer owner-occupied	1,672	0.02%	5 months	—	—	—
Commercial and industrial	16,590	0.27%	42 months	1,674	0.03%	6 months
Other income producing property	—	—	—	339	0.05%	60 months
Total term extensions	$31,012			$11,021

	Year Ended December 31,
	2024			2023
		Reduction in Weighted	Increase in		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$367	6.25% to 3.00%	7 months	$259	3.63 to 3.00%	20 months
Total	$367			$259

There were no combination – term extension and payment delay loans during 2023.

	Year Ended December 31,
	2024		2023
		Increase in		Increase in
	Amortized	Weighted Average	Amortized	Weighted Average
(Dollars in thousands)	Cost	Amortization Term	Cost	Amortization Term
Combination- Term Extension and Payment Delay
Commercial and industrial	$251	15 months	$—	—
Total	$251		$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan, reduce the interest rate, or extended the payment amortization significantly, for borrowers willing to continue to pay, to minimize losses for the Bank. At December 31, 2024, the Company had no remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of December 31, 2024 by type of modification. There were no subsequent defaults.

	December 31,
	2024			2023
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial owner-occupied real estate	$—	$—	$—	$839	$—	$—
Consumer owner-occupied	889	—	—	—	—	—
Total interest rate reductions	$889	$—	$—	$839	$—	$—

Term extension
Construction and land development	$—	$—	$—	$251	$—	$—
Commercial non-owner-occupied	2,250	—	—	1,246	—	—
Commercial owner-occupied real estate	10,500	—	—	7,511	—	—
Consumer owner-occupied	1,672	—	—	—	—	—
Commercial and industrial	16,590	—	—	1,674	—	—
Other income producing property	—	—	—	339	—	—
Total term extensions	$31,012	$—	$—	$11,021	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner occupied	$367	$—	$—	$259	$—	$—
Total term extension and interest rate combinations	$367	$—	$—	$259	$—	$—

Term Extension and Payment Delay
Commercial and industrial	$251	$—	$—	$—	$—	$—
Total term extension and payment delay combinations	$251	$—	$—	$—	$—	$—
	$32,519	$—	$—	$12,119	$—	$—

The following table depicts the performance of loans modified to borrowers experiencing financial difficulty within the previous twelve months, as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$—	$—	$—	$251	$—	$—
Commercial non-owner-occupied	2,250	—	—	—	1,246	—
Commercial owner-occupied real estate	10,500	—	—	8,350	—	—
Consumer owner-occupied	1,772	1,156	—	—	259	—
Commercial and industrial	11,431	5,410	—	1,275	399	—
Other income producing property	—	—	—	—	339	—
Total	$25,953	$6,566	$—	$9,876	$2,243	$—

Note 5—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Year Ended December 31, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(728)	—	(110)	(304)	(2,162)	(9,156)	—	—	(1,199)	(530)	(20,881)	(35,070)
Recoveries	349	222	1,059	41	1,294	3,492	66	—	819	1,714	7,770	16,826
Net (charge offs) recoveries	(379)	222	949	(263)	(868)	(5,664)	66	—	(380)	1,184	(13,111)	(18,244)
Provision (benefit) (1)	(34,986)	(535)	2,954	4,537	649	(183)	8,447	297	7,553	(26,701)	64,919	26,951
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280

Year Ended December 31, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(187)	—	(177)	—	(225)	(12,042)	—	—	(126)	(304)	(27,587)	(40,648)
Recoveries	922	108	1,250	128	687	2,247	41	—	938	962	8,499	15,782
Net recoveries (charge offs)	735	108	1,073	128	462	(9,795)	41	—	812	658	(19,088)	(24,866)
Provision (benefit) (1)	5,129	232	(5,017)	(4,078)	19,900	10,359	10,041	51	12,685	57,912	17,781	124,995
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573

Year Ended December 31, 2022
Allowance for credit losses:
Balance at end of period December 31, 2021	$47,036	$611	$13,325	$4,997	$37,593	$23,149	$4,921	$565	$61,794	$79,649	$28,167	$301,807
Initial Allowance for PCD loans aqcuired during period	811	—	—	—	86	—	—	—	2,409	—	10,452	13,758
Initial Allowance for Non PCD loans aqcuired during period	352	26	132	2	1,887	51	426	—	2,519	2,697	5,605	13,697
Charge-offs	(197)	(19)	(445)	(21)	(4)	(10,214)	—	—	(1,976)	(368)	(10,202)	(23,446)
Recoveries	1,233	231	3,981	8	1,104	2,426	—	—	1,327	581	8,282	19,173
Net recoveries (charge offs)	1,036	212	3,536	(13)	1,100	(7,788)	—	—	(649)	213	(1,920)	(4,273)
Provision (benefit) (1)	22,953	(444)	(2,107)	3,988	4,744	7,355	(1,663)	284	(7,990)	(4,074)	8,409	31,455
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444

(1)	A negative provision (recovery) for credit losses of $11.0 million was recorded during 2024 compared to a negative provision (recovery) for credit losses of $10.9 million recorded during 2023 and a provision for credit losses of $36.7 million during 2022 for the release for unfunded commitments, which is not included in the table above.

Note 6—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2024	2023
Land					$132,703	$132,717
Buildings and leasehold improvements	15	-	40	years	418,010	401,989
Equipment and furnishings	3	-	10	years	177,697	201,153
Lease right of use assets					95,835	100,331
Construction in process					12,529	7,770
Total					836,774	843,960
Less accumulated depreciation					(334,215)	(324,763)
					$502,559	$519,197

Depreciation expense charged to operations was $28.9 million, $28.2 million, and $29.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

At December 31, 2024 and 2023, computer software with an original cost of $43.4 million and $24.6 million, respectively, were being amortized using the straight-line method over thirty-six months. The unamortized balance remaining of the original computer software cost was $18.4 million and $4.3 million, respectively, at December 31, 2024 and 2023. Amortization expense totaled $4.6 million, $4.9 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively. There were no capitalized implementation costs in 2024 related to internal use software.

See Note 19—Lease Commitments for further details on lease right of use assets.

Note 7—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $1.9 billion at December 31, 2024 and December 31, 2023.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2024, and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

There were no changes in the carrying amounts of goodwill during 2024 or 2023.

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, client list intangibles, and SBA servicing assets are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2024	2023
Gross carrying amount	$274,829	$274,753
Accumulated amortization	(208,371)	(185,977)
	$66,458	$88,776

Amortization expense totaled $22.4 million, $27.6 million and $33.2 million for the years ended December 31, 2024, 2023, and 2022, respectively. Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years for customer lists.

Estimated amortization expense for amortizing other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2025	$18,766
2026	15,232
2027	11,756
2028	8,020
2029	4,509
Thereafter	2,146
$60,429

Note 8—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing checking	$10,192,116	$10,649,274
Interest-bearing checking	8,232,322	7,978,799
Savings	2,414,172	2,632,212
Money market	13,056,534	11,538,671
Time deposits	4,165,722	4,249,953
Total deposits	$38,060,866	$37,048,909

At December 31, 2024 and 2023, the Company had $1.1 billion and $927.2 million in certificates of deposits greater than $250,000, respectively.

At December 31, 2024, the scheduled maturities of time deposits (includes $4.6 million of other time deposits) of all denominations are as follow:

(Dollars in thousands)
Year ended December 31:
2025	$3,990,101
2026	105,332
2027	41,169
2028	14,870
2029	12,038
Thereafter	2,212
$4,165,722

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date.

Federal Funds Purchased

Information concerning federal funds purchased is summarized below:

Federal Funds Purchased	December 31,
	2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased	$260,191	4.32%	$248,162	5.32%
Average for the year:
Federal funds purchased	$281,031	5.21%	$225,642	5.08%
Maximum month-end balance:
Federal funds purchased	$340,276		$268,346

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

At December 31, 2024 and December 31, 2023, the Company’s repurchase agreements totaled $254.7 million and $241.0 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2024 and December 31, 2023. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $370.4 million and $410.4 million at December 31, 2024 and December 31, 2023, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged. Information concerning securities sold under agreements to repurchase is summarized below:

Securities Sold Under Repurchase Agreements	December 31,
	2024		2023
(Dollars in thousands)	Amount	Rate	Amount	Rate
At period-end:
Securities sold under repurchase agreements	$254,721	2.11%	$241,022	2.10%
Average for the year:
Securities sold under repurchase agreements	$267,713	2.10%	$317,879	1.30%
Maximum month-end balance:
Securities sold under repurchase agreements	$289,795		$386,627

Note 10—Other Borrowings

The Company’s other borrowings were as follows:

			December 31, 2024				December 31, 2023
		Interest			Weighted	Interest			Weighted
		Rate at			Average	Rate at			Average
		December 31,		Average	Interest	December 31,		Average	Interest
(Dollars in thousands)	Maturity	2024	Balance	Balance	Rate(4)	2023	Balance	Balance	Rate(4)
Short-term borrowings:
FHLB Advances	Various	—%	$—			5.57%	$100,000
FRB Borrowings	Various	—%	—			—%	—
US Bank Line of Credit	Daily	—%	—			—%	—
Total short-term borrowings		—%	$—	$179,235	5.55%	—%	$100,000	$243,014	5.08%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	6.41%	$12,372			7.44%	$12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	6.41%	8,248			7.44%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	6.21%	20,619			7.24%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	7.77%	6,186			8.51%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	6.82%	4,124			7.85%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	6.34%	3,093			7.37%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	6.02%	10,310			7.05%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	6.02%	10,310			7.05%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	6.19%	15,464			7.22%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	6.17%	10,310			7.20%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	6.32%	5,155			7.35%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	6.59%	4,124			7.40%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	6.50%	8,248			7.38%	8,248
Fair Market Value Discount Trust Preferred Debt Acquired			(689)				(926)
Total Junior Subordinated Debt		6.35%	$117,874	$117,748	7.27%	7.34%	$117,637	$117,514	7.05%

CenterState Bank Corporation subordinated debt(2)	6/1/2030	5.75%	200,000			5.75%	200,000
Atlantic Capital Bancshares, Inc. subordinated debt(3)	9/1/2030	5.50%	75,000			5.50%	75,000
Fair Market Value Premium subordinated debt acquired			651				1,627
Long-term subordinated debt costs			(1,991)				(2,360)
Total Subordinated Debt		5.68%	$273,660	$273,981	5.68%	5.68%	$274,267	$274,585	5.68%

Total long-term borrowings		5.88%	$391,534	$391,729	6.16%	6.18%	$391,904	$392,099	6.09%

Total borrowings		5.88%	$391,534	$570,964	5.97%	6.06%	$491,904	$635,113	5.71%

(1) All of the junior subordinated debt above is adjustable rate based on three-month CME SOFR plus a spread adjustment with the transition from LIBOR of 0.26161% plus a spread ranging from 140 basis points to 285 basis points. All of the Company's junior subordinated debt transitioned to SOFR from LIBOR for repricing dates after June 30, 2023.

(2) The $200 million in Notes bear interest at a fixed rate of 5.75% per year to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 basis points. The Notes may be redeemed by the Company after June 1, 2025. The balance in the table above is net of debt issuance costs.

(3) The Notes bear interest at a fixed rate of 5.50% per year to, but excluding, September 1, 2025. On September 1, 2025, the Notes convert to a floating rate equal to three-month LIBOR plus 536 basis points. The Notes may be redeemed by the Company on or after September 1, 2025. These notes were acquired in the ACBI acquisition on March 1, 2022 and are net of the fair value discount noted in the table above.

(4) The weighted average interest rate calculation does not include the effects of fair value marks and debt issuance costs.

FHLB and FRB Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2024, there were no short-term borrowings and $100.0 million at December 31, 2023. The borrowings at December 31, 2023 consisted of FHLB advance daily credits. For the years ended December 31, 2024 and 2023, the average balance for short-term borrowings $179.2 million and $243.0 million, respectively and consisted of borrowing from the FHLB, FRB Discount Window and US bank line of credit. The year-to-date weighted average cost for the years ended December 31, 2024 and 2023 was 5.55% and 5.08%, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2024, were approximately $12.1 billion (collateral value of $6.7 billion) and investment securities and cash pledged were approximately $193.7 million (collateral value of $164.7 million). This allows the Company a total borrowing capacity at the FHLB of approximately $6.8 billion. After accounting for letters of credit totaling $3.3 million, the Company had unused net credit available with the FHLB in the amount of approximately $6.8 billion at December 31, 2024. The Company also has a total borrowing capacity at the FRB of $1.8 billion at December 31, 2024 secured by a blanket lien on $2.7 billion (collateral value of $1.8 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2024 or December 31, 2023.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2024.

As of December 31, 2024, the sole assets of the trusts were an aggregate of $118.6 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2024, the Company had a $117.9 million liability for the junior subordinated debt securities, net of a $689,000 discount recorded on Citizens South Banking Corporation Statutory Trust I, Community Capital Statutory Trust I, FCRV Statutory Trust I and Provident Community Bancshares Capital Trust I and II. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $118.6 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over a four-year period.

As of December 31, 2024, and 2023, there was $117.9 million (net of discount of $0.7 million) and $117.6 million (net of discount of $0.9 million), respectively, in junior subordinated debt. The weighted average cost of the junior subordinated debt at period end December 31, 2024 was 6.35% and the weighted average cost year-to-date for the year ended December 31, 2024 was 7.27%. This does not take into account the unamortized discount at period end or the discount amortization recorded during the year. If the discount were taken into account, the weighted average cost year-to-date for the period ending December 31, 2024 would be 7.52%. The weighted average cost of the junior subordinated debt at period end December 31, 2023 was 7.34% and the weighted average cost year to date for the year ended December 31, 2023 was 7.05%. If the discount were taken into account, the weighted average cost year-to-date would be 7.32% for the period ending December 31, 2023.

The Company’s trust preferred securities are included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2024, the Company had a $273.7 million liability for subordinated debt.

The weighted average cost of the subordinated debt at period end December 31, 2024 was 5.68% and the weighted average cost year to date for the year ended December 31, 2024 was 5.68%. The weighted average cost of the subordinated debt at period end December 31, 2023 was 5.68% and the weighted average cost year to date for the year ended December 31, 2023 was 5.68%. This does not take into account unamortized debt issuance costs and the unaccreted premium and the amortization of the debt issuance costs and the premium accretion recorded during the year. If the debt issuance costs and premium accretion were taken into account, the weighted average cost year to date for the year ended December 31, 2024 and 2023 would be 5.48% and 5.47%, respectively.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. At December 31, 2024, all of the Company’s subordinated debentures totaling $275.0 million qualified for Tier 2 capital treatment.

Line of Credit

On November 11, 2024, the Company entered into an amendment and restatement to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 10, 2025, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 1.50% plus monthly reset term SOFR Rate. As of December 31, 2024 and 2023, there was no outstanding balance associated with the line of credit. The average balance outstanding during 2024 was less than $1,000 for the U.S. Bank line of credit.

Principal maturities of other borrowings, net of unamortized discount or debt issuance costs, are summarized below:

Junior
	Subordinated	FHLB	Subordinated
(Dollars in thousands)	Debt	Advances	Debt	Total
Year Ended December 31,
2025	$—	$—	$—	$—
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
Thereafter	117,874	—	273,660	391,534
	$117,874	$—	$273,660	$391,534

Note 11—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current:
Federal	$143,507	$111,433	$5,940
State	31,979	23,157	7,044
Total current tax expense	175,486	134,590	12,984
Deferred:
Federal	(10,150)	738	103,875
State	129	1,216	20,454
Total deferred tax (income) expense	(10,021)	1,954	124,329
Provision for income taxes	$165,465	$136,544	$137,313

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2024, 2023 and 2022 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income taxes at federal statutory rate	$147,052	$132,479	$133,006
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	26,210	19,123	21,491
Non-deductible merger expenses	544	—	415
Increase in cash surrender value of BOLI policies	(6,402)	(5,605)	(5,105)
Tax-exempt interest	(8,090)	(7,016)	(7,828)
Proportional Amortization	14,419	—	—
Income tax credits	(14,038)	(14,253)	(13,667)
Non-deductible FDIC premiums	5,189	5,330	3,287
Non-deductible executive compensation	3,455	4,745	4,319
Other, net	(2,874)	1,741	1,395
	$165,465	$136,544	$137,313

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

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2024	2023
Allowance for credit losses	$123,147	$123,496
Share-based compensation	9,719	10,425
Pension plan and post-retirement benefits	377	371
Deferred compensation	13,926	14,039
Purchase accounting adjustments	—	1,439
Capitalized research and development costs	7,715	4,524
Accrued expenses	7,974	14,470
FDIC special assessment	4,802	6,168
Net operating loss and tax credit carryforwards	16,573	20,263
Nonaccrual interest	3,383	1,773
Lease liability	25,028	26,076
Unrealized losses on investment securities available for sale	146,995	142,543
Other	1,197	2,201
Total deferred tax assets	360,836	367,788
Depreciation	12,613	10,439
Intangible assets	13,091	17,764
Net deferred loan costs	19,913	16,468
Right of use assets	23,093	24,161
Prepaid expense	193	809
Mark to market liabilities	68,027	92,505
Tax deductible goodwill	15,613	12,398
Mortgage servicing rights	21,777	20,863
Other real estate owned	130	192
Purchase accounting adjustments	143	—
Other	3,294	3,950
Total deferred tax liabilities	177,887	199,549
Net deferred tax assets before valuation allowance	182,949	168,239
Less, valuation allowance	(3,065)	(3,885)
Net deferred tax assets	$179,884	$164,354

The Company had federal NOL and realized built-in loss carryforwards of $48.9 million and $61.0 million for the years ended December 31, 2024 and 2023, respectively, which expire in varying amounts between 2026 to 2036. All of the Company's loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (NUBIL) at the time of the change in control. In total, the allowable deduction for all loss carryforwards on an annual basis is $11.8 million as of December 31, 2024. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs. The Company also has an immaterial amount of credit carryforwards, which it expects to fully utilize within the carryforward period.

The Company also has acquired state net operating losses in Georgia and Florida. These are also subject to annual limitations under Section 382, similar to the federal NOLs. The company expects all state Section 382 limited carryforwards to be realized within the applicable carryforward period.

The Company has state net operating loss carryforwards of $110.9 million and $115.4 million for the years ended December 31, 2024 and 2023, respectively, most of which expire in varying amounts through 2040. There is a valuation allowance of $3.1 million on $96.2 million of state operating loss carryforwards at the parent company for which realizability is uncertain.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2024.

A reconciliation of the beginning balance and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$13,045	$—
Increases related to prior year tax positions	1,260	12,352
Decreases related to prior year tax positions	(13,045)	—
Increases related to current year tax positions	—	693
Balance at end of year	$1,260	$13,045

Accrued interest and penalties on unrecognized tax benefits totaled $309,000 and $1.7 million as of December 31, 2024, and 2023, respectively. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and penalties. Unrecognized tax benefits as of December 31, 2024, and December 31, 2023, that, if recognized, would impact the effective tax rate totaled $1.3 million and $0 for each period.

The Company's unrecognized tax benefit relates to income tax exposure on an ongoing state tax examination that the Company expects to conclude during the period ended December 31, 2025. Upon conclusion of the examination the Company expects the above amounts to reverse in their entirety.

Generally, the Company's federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2021.

Note 12—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Business development and staff related	$23,782	$25,055	$19,015
Bankcard expense	2,570	2,789	3,576
Other loan expense	6,105	7,838	8,646
Director and shareholder expense	4,633	4,753	4,382
Armored carrier and courier expense	2,356	2,366	2,650
Property and sales tax	4,355	4,173	4,037
Bank service charge expense	3,195	3,002	2,472
Fraud and operational charge-off expense	6,791	4,965	11,202
Low income housing tax credit partnership amortization	117	9,629	9,722
Donations	4,298	3,975	4,112
Deposit earnings credit expense	27,377	14,619	4,507
Correspondent bank service and processing expense	4,547	5,663	1,229
Other	3,878	9,392	8,910
	$94,004	$98,219	$84,460

Note 13—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,

(Dollars and shares in thousands, except for per share amounts)	2024	2023	2022
Basic earnings per common share:
Net income	$534,783	$494,308	$496,049
Weighted-average basic common shares	76,303	76,051	74,551
Basic earnings per common share	$7.01	$6.50	$6.65
Diluted earnings per common share:
Net income	$534,783	$494,308	$496,049
Weighted-average basic common shares	76,303	76,051	74,551
Effect of dilutive securities	459	429	630
Weighted-average dilutive shares	76,762	76,480	75,181
Diluted earnings per common share	$6.97	$6.46	$6.60

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
	2024			2023			2022
Number of shares			56,206			57,169			57,169
Range of exercise prices	$91.05	to	$91.35	$87.30	to	$91.35	$87.30	to	$91.35

Note 14—Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Balance at December 31, 2021	$57	$(21,203)	$(21,146)
Other comprehensive loss before reclassifications	(838)	(655,189)	(656,027)
Amounts reclassified from accumulated other comprehensive loss	108	(23)	85
Net comprehensive loss	(730)	(655,212)	(655,942)
Balance at December 31, 2022	(673)	(676,415)	(677,088)
Other comprehensive income before reclassifications	1,086	93,285	94,371
Amounts reclassified from accumulated other comprehensive loss	214	(33)	181
Net comprehensive income	1,300	93,252	94,552
Balance at December 31, 2023	627	(583,163)	(582,536)
Other comprehensive loss before reclassifications	(83)	(24,374)	(24,457)
Amounts reclassified from accumulated other comprehensive loss	34	38	72
Net comprehensive loss	(49)	(24,336)	(24,385)
Balance at December 31, 2024	$578	$(607,499)	$(606,921)

The table below presents the reclassifications out of accumulated other comprehensive loss, net of tax:

	Amount Reclassified from Accumulated
	Other Comprehensive Loss
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2024	2023	2022	Income Statement Line Item Affected
Loss (gain) on sale of available for sale securities:
	$50	$(43)	$(30)	Securities (gains) losses, net
	(12)	10	7	Provision for income taxes
	38	(33)	(23)	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$45	$285	$143	Salaries and employee benefits
	(11)	(71)	(35)	Provision for income taxes
	34	214	108	Net income
Total reclassifications for the period	$72	$181	$85

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

During 2024, the Bank paid dividends to the Company of $168.0 million. These funds were used to pay dividends to shareholders of approximately $161.6 million during 2024.

Under Federal Reserve regulations, the Bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the Bank to the Company in the form of loans or advances was approximately $616.1 million and $579.8 million at December 31, 2024 and 2023, respectively. There were no outstanding loans or advances at December 31, 2024 and 2023.

Note 16—Retirement Plans

The Company has an Employee saving plan/401(k), supplemental executive retirement plans and post-retirement benefits plans. The effect to income from operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Employee savings plan/ 401(k)	$17,178	$16,528	$15,357
Supplemental executive retirement plan	1,141	(3,252)	(1,510)
Split dollar plan	(210)	(753)	(105)
Post-retirement benefits	13	312	(108)
	$18,122	$12,835	$13,634

The Company and its subsidiaries have a Safe Harbor plan. Under the plan, electing employees are eligible to participate after attaining age 18. Plan participants elect to contribute portions of their annual base compensation, or commissions, in any combination of pre-tax deferrals or Roth post-tax deferrals subject to the annual IRS limit. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of eligible compensation as a before or after tax contribution. Employees participating in the plan receive matching contributions from the Company in an amount equal to 100% of the first 4% of eligible compensation, contributed to the plan as deferral contributions.

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

Note 17—Share-Based Compensation

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

Our 2004, 2012, 2019 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and RSUs. Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The 2020 plan was subsequently amended and restated (“Amended and Restated 2020 Omnibus Incentive Plan”) during our annual meeting on April 24, 2024 to increase the number of shares of common stock available for future grants. The Company also assumed the obligations of Atlantic Capital under various equity incentive plans pursuant to the acquisition of Atlantic Capital on March 1, 2022 and the obligations of CenterState Bank Corporation (“CenterState”) under various equity incentive plans pursuant to the merger with CenterState on June 7, 2020. The Amended and Restated 2020 Omnibus Incentive Plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant awards out of the 2,451,634 shares registered under the Amended and Restated 2020 Omnibus Incentive Plan.

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

	Year Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	107,592	$72.60	161,832	$66.20	185,125	$63.03
Assumed stock options and warrants from ACBI merger	—	—	—	—	23,410	40.73
Exercised	(68,793)	81.12	(48,749)	55.88	(43,525)	41.16
Forfeited	—	—	—	—	(356)	38.31
Expired	—	—	(5,491)	32.25	(2,822)	36.98
Outstanding at end of year	38,799	57.50	107,592	72.60	161,832	66.20
Exercisable at end of year	38,799	57.50	107,592	72.60	161,832	66.20

The aggregate intrinsic value of 38,799, 107,592, and 161,832 stock options outstanding and exercisable at December 31, 2024, 2023, and 2022 was $1.6 million, $1.7 million, and $2.5 million, respectively. The aggregate intrinsic value of 68,793, 48,749, and 43,525 stock options exercised for the years ended December 31, 2024, 2023, and 2022 was $1.1 million, $1.1 million, and $1.7 million, respectively.

Information pertaining to options outstanding at December 31, 2024 is as follows:

			Options Outstanding and Exercisable
				Weighted
				Average
				Remaining		Weighted
Range of			Number	Contractual		Average
Exercise Prices			Outstanding	Life		Exercise Price
$37.72	-	$40.00	3,926	0.1	years	$38.16
$40.01	-	$55.00	20,804	2.1	years	$45.26
$55.01	-	$70.00	4,984	0.5	years	$62.47
$85.01	-	$91.35	9,085	2.6	years	$91.18
			38,799	1.8	years	$57.50

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. We have not granted any stock options for the years ended December 31, 2024, 2023 and 2022, and therefore, we have not used the Black-Scholes option pricing model to fair value options.

As of December 31, 2024, 2023 and 2022, there were no unrecognized compensation costs related to non-vested stock option grants under the plans. There was no fair value of shares vesting during the years ended December 31, 2024, 2023 and 2022 and no compensation expense was recorded in 2024, 2023, and 2022.

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

Non-vested restricted stock for the year ended December 31, 2024 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2024	16,248	$88.63
Vested	(11,349)	88.03
Forfeited	(356)	90.00
Nonvested at December 31, 2024	4,543	$90.00

The Company granted no restricted stock shares for the years ended December 31, 2024, 2023, and 2022. Due to the acquisition of ACBI, effective March 1, 2022, a total of 84,224 restricted stock awards were assumed by the Company. Compensation expense of $532,000, $1.8 million, and $3.8 million was recorded in 2024, 2023, and 2022, respectively.

The vesting schedule of these shares as of December 31, 2024 is as follows:

Shares
2025	4,543
4,543

As of December 31, 2024, there was $35,000 of total unrecognized compensation cost related to non-vested restricted stock granted under the plans. The cost is expected to be recognized over a weighted-average period of 0.09 years as of December 31, 2024. The total fair value of shares vested during the years ended December 31, 2024, 2023 and 2022 was approximately $999,000, $2.4 million, and $2.5 million, respectively.

Restricted Stock Units (“RSU”)

From time-to-time, we also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs to non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). The performance-based awards for our long-term incentive plans are dependent on the achievement of tangible book value growth and return on average tangible common equity relative to the Company’s peer group during each three-year performance period. In December 2022, the Company’s Compensation Committee approved a modification to the long-term incentive plans to exclude the changes in accumulated other comprehensive income from the calculation of tangible book value growth per share. Grants to non-employee directors typically vest within a 12-month period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState on June 7, 2020, all legacy and assumed performance-based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expense on a straight-line basis typically over the performance or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31, 2024, we accrued for 100% of the RSUs granted.

Nonvested RSUs at target for the year ended December 31, 2024 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2024	873,048	$75.22
Granted	374,207	80.82
Vested	(395,412)	77.31
Forfeited	(16,535)	77.11
Outstanding at December 31, 2024	835,308	$76.70

The nonvested shares of 835,308 at December 31, 2024 includes 284,003 shares that have fully vested but have not been released. Of these shares that have not been released, 61,863 shares are subject to a two-year holding period, which commenced at the end of their respective vesting period. These vested shares will be released and issued into shares of common stock at the end of their respective two-year holding period, the last of which will end by March 31, 2025. The remaining shares of 222,140 that have fully vested but not yet released are related to the 2022 LTI performance-based RSU grants at target of 102,145 shares and the 2022 Annual Incentive Deferral grants of 119,995 shares, and will be released in the first quarter of 2025 with the finalization of 2024 results. Based on actual achievement in the 2022 LTI performance-based RSU grants, an additional 31,815 shares that are not included in the RSUs outstanding at December 31, 2024 will be issued in the first quarter of 2025. If maximum performance is achieved pursuant to the 2023 and 2024 LTI performance-based RSU grants, an additional 80,789 shares in total may be issued by the Company at the end of the three-year performance periods. The Company granted 374,207, 398,655, and 338,500 shares, including the performance factor adjustments for performance RSUs, for the year ended December 31, 2024, 2023, and 2022, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2024 was $80.82. Due to the acquisition of Atlantic Capital, effective March 1, 2022, a total of 55,736 RSUs were assumed by the Company. Compensation expense of $27.3 million, $34.0 million, and $31.7 million was recorded in 2024, 2023, and 2022, respectively.

As of December 31, 2024, there was $22.2 million of total unrecognized compensation cost related to nonvested RSUs granted at target under the plan. This cost is expected to be recognized over a weighted-average period of 0.88 years as of December 31, 2024. The total fair value of RSUs that vested and were issued during the years ended December 31, 2024, 2023, and 2022 was approximately $33.1 million, $32.6 million, and $30.0 million, respectively.

Employee Stock Purchase Plan

The Company previously registered 363,825 shares of common stock in connection with the establishment of the 2002 Employee Stock Purchase Plan. At the annual shareholders meeting on October 29, 2020, a proposal was adopted to increase the shares of common stock that may be issued under the plan by up to 1,400,000 shares. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has approximately 1.3 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter. Employees purchased 38,026, 43,356 and 38,491 shares in 2024, 2023 and 2022, respectively, through the Employee Stock Purchase Plan. The Company recognized $172,000, $163,000 and $165,000 in share-based compensation expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 18—Stock Repurchase Program

On April 27, 2022, the Company’s Board of Directors approved a stock repurchase program (“2022 Stock Repurchase Program”) authorizing the Company to repurchase up to 3,750,000 of the Company’s common shares along with the remaining authorized shares of 370,021 from the Company’s 2021 stock repurchase program (“2021 Stock Repurchase Plan”) for a total authorization of 4,120,021 shares. During 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share pursuant to the 2022 Stock Repurchase Program. During 2023, the Company repurchased a total of 100,000 shares at a weighted average price of $67.48 per share pursuant to the 2022 Stock Repurchase Program. The 2022 Stock Repurchase Plan expired as of December 31, 2024. Refer to Note 30 – Subsequent Events for an update on the Company’s stock repurchase program.

The Company repurchased 104,867, 131,827, and 112,389 shares at a cost of $8.8 million, $9.3 million, and $9.1 million in 2024, 2023, and 2022, respectively, under other arrangements whereby directors or officers surrender currently owned shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 19—Leases

Our outstanding lease agreements are for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We have determined the number and dollar amount of our equipment leases is not material.

As of December 31, 2024 and 2023, we had operating ROU assets of $95.8 million and $100.3 million, respectively, and operating lease liabilities of $103.9 million and $108.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Lease Cost Components:
Amortization of ROU assets – finance leases	$468	$466	$466
Interest on lease liabilities – finance leases	33	41	49
Operating lease cost (cost resulting from lease payments)	16,940	17,123	17,782
Short-term lease cost	621	429	820
Variable lease cost (cost excluded from lease payments)	3,242	3,196	2,399
Total lease cost	$21,304	$21,255	$21,516
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$33	$41	$49
Finance lease – financing cash flows	477	449	434
Operating lease – operating cash flows (fixed payments)	17,221	16,710	17,253
Operating lease – operating cash flows (net change asset/liability)	(13,124)	(13,414)	(13,723)
New ROU assets – operating leases	11,134	1,160	12,635
Weighted – average remaining lease term (years) – finance leases	3.44	4.43	5.42
Weighted – average remaining lease term (years) – operating leases	8.46	9.29	10.03
Weighted – average discount rate - finance leases	1.7%	1.7%	1.7%
Weighted – average discount rate - operating leases	3.4%	3.1%	3.0%

Operating lease payments due:
2025	$16,335
2026	15,824
2027	14,621
2028	13,953
2029	12,576
Thereafter	49,304
Total undiscounted cash flows	122,613
Discount on cash flows	(18,753)
Total operating lease liabilities	$103,860

As of December 31, 2024, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2024, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of December 31, 2024, we had one additional operating leases that has not yet commenced for approximately $28.2 million.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2024, and December 31, 2023:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Direct financing leases:
Lease receivables	$24,584	$4,839
Guaranteed residual values	1,057	510
Unguaranteed residual values	5,245	501
Initial direct costs	2,640	155
Less: Unearned income	(7,362)	1,165
Total net investment in direct financing leases	$26,164	$7,170

The following table summarizes direct financing lease income recorded for the years ended December 31, 2024, and December 31, 2023, and remaining lease payment receivable for each of the next five years:

	Year Ended
	December 31,
	2024	2023
Direct financing lease income
Interest income	$1,226	$30

Remaining lease payments receivable:
2025	$6,109
2026	6,142
2027	6,169
2028	5,140
2029	1,777
Thereafter	304
Total undiscounted lease receivable	25,641
Less: unearned interest income	(7,361)
Net lease receivables	$18,280

See further discussion in Note 1—Summary of Significant Accounting Policies on page F-21 on accounting for leases.

Note 20—Contingent Liabilities

The Company has been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. The Company is also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management any such liability will not have a material effect on the Company’s consolidated financial statements.

Cyber Incident Litigation. On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. As of December 31, 2024, these cases have been consolidated into one putative class action, which remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

At this time, neither the Bank nor the Company is able to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from the Cyber Incident Suit. However, the Bank believes that it has defenses to the claims and intends to vigorously defend against the Cyber Incident Suit. Accordingly, no amounts have been recorded in the consolidated financial statements for the Cyber Incident Suit. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, shareholders, or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

Note 21—Related Party Transactions

During 2024 and 2023, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $12.3 million and $9.4 million at December 31, 2024 and 2023, respectively. During 2024, $7.6 million of new loans were made to this group while repayments of $4.7 million were received during the year. There were no additions or reductions in loans in 2024 related to changes in related parties. During 2023, $5.2 million of new loans were made to this group while repayments of $1.8 million were received during the year. There were also additions to related party loans of $652,000 due to the addition of new related parties in 2023, and reductions to related party loans of $488,000 due to the removal of related parties in 2023. Related party deposits totaled approximately $29.5 million and $31.9 million at December 31, 2024 and 2023, respectively.

Note 22—Financial Instruments with Off-Balance Sheet Risk

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2024 and 2023, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Commitments to extend credit	$8,885,423	$9,626,864
Standby letters of credit and financial guarantees	100,971	109,927
	$8,986,394	$9,736,791

As of December 31, 2024 and December 31, 2023, the Bank had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $45.3 million and $56.3 million, respectively, which was recorded in Other Liabilities on the Consolidated Balance Sheets. See Note 1—Summary of Significant Accounting Policies for discussion related to reserve for unfunded commitments.

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

Note 23—Fair Value

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

Derivative Financial Instruments

Fair value is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back; and accordingly, these derivatives are classified within Level 2 of the fair value hierarchy. See Note 26—Derivative Financial Instruments for additional information.

Mortgage servicing rights (“MSRs”) and SBA Servicing Asset

The estimated fair value of MSRs and SBA servicing asset is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through industry surveys, third-party vendor analyses, and market sales data. The valuations for the servicing asset use assumptions market participants would use in determining fair value including market discount rates, prepayment speeds, servicing income, servicing costs, default rates and other market driven data, as well as the market’s perception of future interest rate movements. MSRs and SBA servicing asset are classified as Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
Assets
Derivative financial instruments	$161,490	$—	$161,490	$—
Mortgage loans held for sale	98,115	—	98,115	—
Trading securities	102,932	—	102,932	—
Securities available for sale:
U.S. Treasuries	10,656	—	10,656	—
U.S. Government agencies	150,418	—	150,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	—	1,377,525	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	—	459,095	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	—	1,040,555	—
State and municipal obligations	945,723	—	945,723	—
Small Business Administration loan-backed securities	310,112	—	310,112	—
Corporate securities	26,509	—	26,509	—
Total securities available for sale	4,320,593	—	4,320,593	—
Mortgage servicing rights	89,795	—	—	89,795
SBA servicing asset	6,028	—	—	6,028
	$4,778,953	$—	$4,683,130	$95,823
Liabilities
Derivative financial instruments	$879,855	$—	$879,855	$—

December 31, 2023:
Assets
Derivative financial instruments	$172,939	$—	$172,939	$—
Mortgage loans held for sale	50,888	—	50,888	—
Trading securities	31,321	—	31,321	—
Securities available for sale:
U.S. Treasuries	73,890	—	73,890	—
U.S. Government agencies	224,706	—	224,706	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,558,306	—	1,558,306	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	527,422	—	527,422	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,024,170	—	1,024,170	—
State and municipal obligations	977,461	—	977,461	—
Small Business Administration loan-backed securities	371,686	—	371,686	—
Corporate securities	26,747	—	26,747	—
Total securities available for sale	4,784,388	—	4,784,388	—
Mortgage servicing rights	85,164	—	—	85,164
SBA servicing asset	5,952	—	—	5,952
	$5,130,652	$—	$5,039,536	$91,116
Liabilities
Derivative financial instruments	$804,486	$—	$804,486	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Fair value	$98,115	$50,888
Unpaid principal balance	95,612	49,025
Fair value less aggregated unpaid principal balance	$2,503	$1,863

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022	Income Statement Location
Mortgage loans held for sale	$640	$833	$(6,052)	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2024. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the years ended December 31, 2024 and 2023 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2024	$85,164
Servicing assets that resulted from transfers of financial assets	9,431
Changes in fair value due to valuation inputs or assumptions	4,126
Changes in fair value due to decay	(8,926)
Fair value, December 31, 2024	$89,795

Fair value, January 1, 2023	$86,610
Servicing assets that resulted from transfers of financial assets	8,444
Changes in fair value due to valuation inputs or assumptions	(1,350)
Changes in fair value due to decay	(8,540)
Fair value, December 31, 2023	$85,164

The Company applies fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the periods ending December 31, 2024 and 2023 is as follows. The changes in fair value of the SBA servicing asset are recorded in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2024	$5,952
Servicing assets that resulted from transfers of financial assets	2,064
Changes in fair value due to decay	(2,207)
Changes in fair value due to valuation inputs or assumptions	219
Fair value, December 31, 2024	$6,028

Beginning Balance, June 30, 2022	$6,068
Servicing assets that resulted from transfers of financial assets	1,621
Changes in fair value due to decay	(2,244)
Changes in fair value due to valuation inputs or assumptions	507
Fair value, December 31, 2023	$5,952

There were no unrealized losses included in accumulated other comprehensive (losses) income related to Level 3 financial assets and liabilities at December 31, 2024 or 2023.

See Note 27—Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024:
OREO	$2,154	$—	$—	$2,154
Bank properties held for sale	3,268	—	—	3,268
Individually evaluated loans	71,112	—	—	71,112
December 31, 2023:
OREO	$837	$—	$—	$837
Bank properties held for sale	12,401	—	—	12,401
Individually evaluated loans	73,518	—	—	73,518

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average Discount
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2024	2023
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	28%	13%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	10%	12%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of December 31, 2024 and 2023. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—The carrying amount is a reasonable estimate of fair value. Cash and Cash Equivalents is considered Level 1.

Trading Securities—The fair values of trading securities are determined as follows: (1) for those securities that have traded prior to the date of the Consolidated Balance Sheets but have not settled (date of sale) until after such date, the sales price is used as the fair value; and, (2) for those securities which have not traded as of the date of the consolidated balance sheet, the fair value was determined by broker price indications of similar or same securities. The valuation of trading securities is considered Level 2.

Investment Securities—Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions and the carrying value of our investment in unconsolidated subsidiaries approximates fair value resulting in a Level 1 classification. Other investments with a non-readily determinable fair value are in a Level 3 classification. See Note 3—Securities for additional information, as well as page F-63 regarding fair value.

Loans held for sale—The fair values disclosed for mortgage loans held for sale are based on commitments from investors for loans with similar characteristics and/or actual observable market prices provided by market participants. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market prices provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans. As such, the fair value adjustments for mortgage and SBA loans held for sale in a Level 2 classification.

Loans—The fair value of loans is based on an exit price. To estimate an exit price, all loans (fixed and variable) are being valued with a discounted cash flow analyses for loans that includes our estimate of future credit losses expected to be incurred over the life of the loans. Fair values for certain mortgage loans (e.g., one-to-four family residential) and other consumer loans are estimated using discounted cash flow analyses based on our current rates offered for new loans of the same type, structure and credit quality. Fair values for other loans (e.g., commercial real estate and investment property mortgage loans, commercial and industrial loans) are estimated using discounted cash flow analyses-using interest rates we currently offer for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using a discounted cash flow analysis. Loans are considered Level 3 classification.

Deposit Liabilities—The fair values disclosed for demand deposits (e.g., interest and noninterest-bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts, and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. The methodology used for deposit liabilities results in a Level 2 classification.

Federal Funds Purchased and Securities Sold Under Agreements to Repurchase—The carrying amount of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values and are considered Level 2 classification.

Other Borrowings—The fair value of other borrowings is estimated using discounted cash flow analysis on our current incremental borrowing rates for similar types of instruments. Other borrowings are considered Level 3.

Accrued Interest—The carrying amounts of accrued interest approximate fair value. The accrued interest receivable for trading securities, available for sale and held to maturity securities, and other investment securities and accrued interest payable for deposits and other borrowings are considered Level 2. The accrued interest receivable for loans is considered Level 3.

Derivative Financial Instruments—The fair value of derivative financial instruments (including interest rate swaps) is estimated using pricing models of derivatives with similar characteristics or discounted cash flow models where future floating cash flows are projected and discounted back. Derivative financial instruments are considered Level 2.

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,392,067	$1,392,067	$1,392,067	$—	$—
Trading securities	102,932	102,932	—	102,932	—
Investment securities	6,798,876	6,378,734	187,266	6,155,120	36,348
Loans held for sale	279,426	281,662	—	281,662	—
Loans, net of allowance for credit losses	33,437,647	32,448,618	—	—	32,448,618
Accrued interest receivable	163,402	163,402	—	25,035	138,367
Mortgage servicing rights	89,795	89,795	—	—	89,795
SBA servicing asset	6,028	6,028	—	—	6,028
Interest rate swap – non-designated hedge	160,407	160,407	—	160,407	—
Other derivative financial instruments (mortgage banking related)	1,083	1,083	—	1,083	—
Financial liabilities:
Deposits
Noninterest-bearing	10,192,117	10,192,117	—	10,192,117	—
Interest-bearing other than time deposits	23,703,027	23,703,027	—	23,703,027	—
Time deposits	4,165,722	4,145,687	—	4,145,687	—
Federal funds purchased and securities sold under agreements to repurchase	514,912	514,912	—	514,912	—
Corporate and subordinated debentures	391,534	377,616	—	377,616	—
Other borrowings	—	—	—	—	—
Accrued interest payable	40,739	40,739	—	40,739	—
Interest rate swap – non-designated hedge	878,046	878,046	—	878,046	—
Other derivative financial instruments (mortgage banking related)	1,809	1,809	—	1,809	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$998,877	$998,877	$998,877	$—	$—
Trading securities	31,321	31,321	—	31,321	—
Investment securities	7,463,871	7,061,167	192,043	6,869,124	—
Loans held for sale	50,888	50,888	—	50,888	—
Loans, net of allowance for credit losses	31,931,916	30,709,513	—	—	30,709,513
Accrued interest receivable	154,400	154,400	—	26,706	127,694
Mortgage servicing rights	85,164	85,164	—	—	85,164
SBA servicing asset	5,952	5,952	—	—	5,952
Interest rate swap – non-designated hedge	169,180	169,180	—	169,180	—
Other derivative financial instruments (mortgage banking related)	3,759	3,759	—	3,759	—
Financial liabilities:
Deposits
Noninterest-bearing	10,649,274	10,649,274	—	10,649,274	—
Interest-bearing other than time deposits	22,149,682	22,149,682	—	22,149,682	—
Time deposits	4,249,953	4,208,498	—	4,208,498	—
Federal funds purchased and securities sold under agreements to repurchase	489,185	489,185	—	489,185	—
Corporate and subordinated debentures	391,904	388,909	—	388,909	—
Other borrowings	100,000	100,000	—	100,000	—
Accrued interest payable	56,808	56,808	—	56,808	—
Interest rate swap – non-designated hedge	803,539	803,539	—	803,539	—
Other derivative financial instruments (mortgage banking related)	947	947	—	947	—

Note 24—Regulatory Matters

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

The following table presents actual and required capital ratios as of December 31, 2024 and December 31, 2023, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,547,314	12.62%	$2,522,926	7.00%	$2,342,717	6.50%
SouthState Bank (the Bank)	4,817,945	13.38%	2,520,065	7.00%	2,340,060	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,547,314	12.62%	3,063,552	8.50%	2,883,343	8.00%
SouthState Bank (the Bank)	4,817,945	13.38%	3,060,079	8.50%	2,880,074	8.00%
Total capital to risk-weighted assets:
Consolidated	5,391,194	14.96%	3,784,388	10.50%	3,604,179	10.00%
SouthState Bank (the Bank)	5,271,725	14.64%	3,780,097	10.50%	3,600,093	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,547,314	10.04%	1,810,985	4.00%	2,263,732	5.00%
SouthState Bank (the Bank)	4,817,945	10.64%	1,810,497	4.00%	2,263,121	5.00%
December 31, 2023:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,159,187	11.75%	$2,476,926	7.00%	$2,300,003	6.50%
SouthState Bank (the Bank)	4,424,466	12.52%	2,473,961	7.00%	2,297,250	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,159,187	11.75%	3,007,696	8.50%	2,830,773	8.00%
SouthState Bank (the Bank)	4,424,466	12.52%	3,004,096	8.50%	2,827,384	8.00%
Total capital to risk-weighted assets:
Consolidated	4,983,012	14.08%	3,715,389	10.50%	3,538,466	10.00%
SouthState Bank (the Bank)	4,858,292	13.75%	3,710,942	10.50%	3,534,230	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,159,187	9.42%	1,765,295	4.00%	2,206,619	5.00%
SouthState Bank (the Bank)	4,424,466	10.03%	1,764,736	4.00%	2,205,921	5.00%

As of December 31, 2024 and 2023, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

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

In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2024, the Company was in compliance with HUD guidelines. The Company is also subject to various capital requirements by secondary market investors.

Note 25—Condensed Financial Statements of Parent Company

Financial information pertaining only to SouthState Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Cash	$104,868	$110,001
Investment in subsidiaries	6,170,892	5,808,108
Other assets	11,415	10,016
Total assets	$6,287,175	$5,928,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$391,534	$391,904
Other Liabilities	5,226	3,123
Shareholders’ equity	5,890,415	5,533,098
Total liabilities and shareholders’ equity	$6,287,175	$5,928,125

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Dividends from subsidiaries	$168,259	$180,251	$220,124
Operating income (loss)	(10)	1	(68)
Total income	168,249	180,252	220,056
Operating expenses	39,933	39,151	30,514
Income before income tax benefit and equity in undistributed earnings of subsidiaries	128,316	141,101	189,542
Applicable income tax benefit	9,051	8,177	6,649
Equity in undistributed earnings of subsidiaries	397,416	345,030	299,858
Net income available to common shareholders	$534,783	$494,308	$496,049

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$534,783	$494,308	$496,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(371)	(371)	(208)
Share-based compensation	28,000	35,861	35,638
Decrease (increase) in other assets	(1,398)	2,539	(375)
(Decrease) increase in other liabilities	2,104	175	(243)
Undistributed earnings of subsidiaries	(397,416)	(345,030)	(299,858)
Net cash provided by operating activities	165,702	187,482	231,003
Cash flows from investing activities:
Net cash inflow from acquisitions	—	—	51,566
Net cash provided by investing activities	—	—	51,566
Cash flows from financing activities:
Proceeds of other borrowings	100	100	—
Repayment of other borrowings	(100)	(100)	(13,000)
Common stock issuance	3,237	2,772	2,858
Common stock repurchased	(16,758)	(16,064)	(119,330)
Dividends paid on common stock	(162,894)	(156,184)	(146,664)
Stock options exercised	5,580	2,926	1,585
Net cash used in financing activities	(170,835)	(166,550)	(274,551)
Net (decrease) increase in cash and cash equivalents	(5,133)	20,932	8,018
Cash and cash equivalents at beginning of period	110,001	89,069	81,051
Cash and cash equivalents at end of period	$104,868	$110,001	$89,069

Note 26—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			December 31, 2024			December 31, 2023
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$3,945	$107	$—	$9,188	$220	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	12,649,905	36,232	878,046	11,327,419	60,145	803,539
Matched interest rate swaps with counterparty (1)	Other Assets	12,559,707	124,032	—	11,235,952	108,820	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	3,083,000	36	—	1,660,000	(5)	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	129,000	—	1,809	142,000	2,605	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	88,000	1,083	—	77,500	1,154	947
Total derivatives		$28,513,557	$161,490	$879,855	$24,452,059	$172,939	$804,486
(1)	The fair value of the interest rate swap derivative assets was reduced by $719.4 million and $635.3 million, respectively, at December 31, 2024 and 2023 in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		December 31, 2024			December 31, 2023
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss

Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,858,693	$133,304	$708	$2,119,053	$111,630	$4,795
Less: Netting adjustment	49,000	(708)	(708)	182,681	(4,795)	(4,795)
Total gross derivative instruments, after netting	1,858,693	$132,596	$—	2,119,053	$106,835	$—

*    As of December 31, 2024 and 2023, counterparties provided $53.9 million and $45.2 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $30.4 million and $47.8 million in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.9 million to counterparties to secure swap positions that were not centrally cleared as of December 31, 2024 and 2023.

Balance Sheet Fair Value Hedge

As of December 31, 2024 and 2023, the Company maintained loan swaps, with an aggregate notional amount of $3.9 million and $9.2 million, respectively, accounted for as a fair value hedge. The amortized cost basis of the loans being hedged were $3.8 million and $9.7 million, respectively, as of December 31, 2024 and 2023. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2024 and 2023, the interest rate swaps had an aggregate notional amount of approximately $25.2 billion and $22.6 billion, respectively. At December 31, 2024, the fair value of the interest rate swap derivatives is recorded in Other Assets at $160.3 million in Other Liabilities at $878.0 million. The fair value of derivative assets at December 31, 2024 was reduced by $719.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2023, the fair value of the interest rate swap derivatives was recorded in Other Assets at $169.0 million and Other Liabilities at $803.5 million. The fair value of derivative liabilities at December 31, 2023 was reduced by $635.3 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net gain of $645,000 and $596,000 recorded on these derivatives for the years ended December 31, 2024 and 2023, respectively. These derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of December 31, 2024 and 2023, we provided $272.3 million and $251.5 million of cash collateral to the counterparty which the Company has the right to reclaim and is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). The Company also provided $90.4 million and $104.1 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. As of December 31, 2024 and 2023, counterparties provided $53.9 million and $45.2 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared which the Company has the obligation to return and is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of December 31, 2024 and 2023, the Company maintained an aggregate notional amount of $3.1 billion and $1.7 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $36,000 and net loss of $5,000 for these derivatives for the year ended December 31, 2024 and December 31, 2023, respectively.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2024 and 2023, there were no outstanding contracts or agreements related to foreign currency. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2024 or 2023.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On December 31, 2024, the Company had derivative financial instruments outstanding with notional amounts totaling $129.0 million related to MSRs, compared to $142.0 million on December 31, 2023. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $1.8 million at December 31, 2024, compared to a gain of $2.6 million at December 31, 2023.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

(Dollars in thousands)	December 31, 2024	December 31, 2023
Mortgage loan pipeline	$59,291	$65,051
Expected closures	53,177	54,993
Fair value of mortgage loan pipeline commitments	751	1,154
Forward sales commitments	88,000	77,500
Fair value of forward commitments	333	(947)

Note 27—Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.7 billion and $6.6 billion at December 31, 2024 and 2023, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31, 2024 and 2023 were $16.8 million and $16.5 million, respectively. Servicing fees are recorded in Mortgage Banking Income in the Company’s Consolidated Statements of Income.

At December 31, 2024 and 2023, MSRs were $89.8 million and $85.2 million, respectively, on the Company’s Consolidated Balance Sheets. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the years ended December 31, 2024 and 2023 were gain of $4.1 million and loss of $1.3 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Increase/(decrease) in fair value of MSRs	$4,127	$(1,350)	$14,886
Decay of MSRs	(8,926)	(8,540)	(9,897)
Loss related to derivatives	(6,748)	(1,420)	(18,212)
Net effect on Consolidated Statements of Income	$(11,547)	$(11,310)	$(13,223)

The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through industry surveys, third-party vendor analyses, and market sales data. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if applied at a different time. See Note 23—Fair Value for additional information regarding fair value.

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2024		2023
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.97	years	8.03	years
Constant Prepayment rate (CPR)	7.0%		7.0%
Estimated impact on fair value of a 10% increase	$(658)		$(522)
Estimated impact on fair value of a 20% increase	(1,298)		(1,014)
Estimated impact on fair value of a 10% decrease	666		551
Estimated impact on fair value of a 20% decrease	1,328		1,128
Weighted average discount rate	10.9%		10.7%
Estimated impact on fair value of a 10% increase	$(3,166)		$(3,270)
Estimated impact on fair value of a 20% increase	(6,339)		(6,458)
Estimated impact on fair value of a 10% decrease	3,022		3,242
Estimated impact on fair value of a 20% decrease	5,738		6,283
Effect on fair value due to change in interest rates
25 basis point increase	$1,761		$1,647
50 basis point increase	3,296		3,189
25 basis point decrease	(1,952)		(1,723)
50 basis point decrease	(4,052)		(3,501)

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

Whole mortgage loan sales were $1.1 billion and $859.9 million, respectively, for the years ended December 31, 2024 and 2023, of which $776.7 million and $679.8 million, respectively, or 72.6% and 79.1%, respectively, were sold with servicing rights retained by the Company.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1—Summary of Significant Accounting Policies, under the “Loans Held for Sale” section. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the years ended December 31, 2024 and 2023 were approximately $1.9 million and $1.6 million, respectively. There were approximately $28,000 and $8,000 in loss reimbursement and settlement claims paid during the years ended December 31, 2024 and 2023, respectively.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2024, mortgage loans held for sale were $98.1 million, compared to $50.9 million at December 31, 2023. Please see Note 23—Fair Value, under the “Fair Value Option”, section in this Form 10-K for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 28—Segment Reporting

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

The Company’s chief operating decision maker (“CODM”) is the Executive Committee. The CODM generally meets monthly and membership includes the senior executive management team including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer; and other executives.

The CODM assesses performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. However, the CODM primarily utilizes net income and Net Interest Margin (“NIM”) to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and allocation of resources within the General Banking Unit.

The table below provides information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation.

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Net Income (GAAP)
Interest income	$2,141,362	$1,944,406	$1,397,025
Interest expense	725,908	491,798	61,354
Net interest income (a)	1,415,454	1,452,608	1,335,671
Provision for credit losses	15,975	114,082	81,855
Net interest income after provision for credit losses	1,399,479	1,338,526	1,253,816
Total noninterest income	302,262	286,906	309,247
Total noninterest expense
Employee salaries	423,769	404,327	376,945
Employee commissions	46,176	53,175	70,776
Employee incentives	97,951	90,369	101,641
Other salaries and benefits	100,166	89,520	93,573
Deferred loan costs	(61,193)	(53,993)	(88,231)
Salaries and employee benefits	606,869	583,398	554,704
Occupancy expense	90,103	88,695	89,501
Information services expense	92,193	84,472	79,701
Professional fees	16,404	18,547	15,331
Amortization of intangibles	22,395	27,558	33,205
Business development and staff related	23,782	25,055	19,015
FDIC assessment and regulatory charges	31,152	33,070	23,033
Merger, branch consolidation, severance related and other expense	20,133	13,162	30,888
FDIC special assessment	3,852	25,691	—
Other operating expense	94,610	94,932	84,323
Total noninterest expense	1,001,493	994,580	929,701
Income before income tax provision	700,248	630,852	633,362
Income tax provision	165,465	136,544	137,313
Net income (GAAP)	$534,783	$494,308	$496,049

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$41,299,577	$40,098,398	$39,881,909
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.43%	3.62%	3.35%

Note 29—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide low-income housing tax credits (“LIHTC”) and operating loss benefits over an extended period. Effective January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its QAHPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its QAHPs. For the year ended December 31, 2024, the Company recorded $15.5 million in tax credits and other tax benefits and $14.4 million of amortization attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income. For the year ended December 31, 2023, the Company recorded $16.4 million in tax credits and other tax benefits within Provision for Income Taxes and amortization of $9.6 million attributable to the QAHPs within Other Noninterest Expense on its Consolidated Statement of Income. At December 31, 2024 and 2023, the Company’s carrying value of QAHPs was $78.0 million and $101.8 million, respectively, recorded in Other Assets on the Consolidated Balance Sheet. The Company had $9.8 million and $12.5 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively. For the remaining funding obligations at December 31, 2024, approximately 88% are expected to be funded by 2026. For more information on the adoption of ASU 2023-02, refer to Recent Accounting and Regulatory Pronouncements under Note 1—Summary of Significant Accounting Policies.

Note 30—Subsequent Events

Independent Bank Group, Inc. (“Independent”) Merger

On January 1, 2025, the Company acquired all of the outstanding common stock of Independent, a Texas-based corporation, the bank holding company for Independent Bank, in a stock transaction. Pursuant to the Merger Agreement, shareholders of Independent received 0.60 shares of the Company’s common stock in exchange for each share of Independent stock resulting in the Company issuing 24,858,731 shares of its common stock. In total, the purchase price for Independent was $2.5 billion. Due to the close proximity of the Independent acquisition date and the Company's filing of its Annual Report on Form 10-K for the year ended December 31, 2024, the initial accounting for the business combination is incomplete, and therefore we are unable to disclose the information required by ASC 805, Business Combinations. We will include the relevant disclosures as required in the first quarter of 2025. For more information see Note 2—Merger and Acquisitions.

Sale-leaseback Transaction

On January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Under the Sale Agreement, the Bank has agreed, concurrently with the closing of the sale of the branches, to enter into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”). The Company expects the Sale-leaseback Transaction to close in the first quarter of 2025 and is subject to Blue Owl performing satisfactory due diligence on the branches.

First Quarter 2025 Quarterly Cash Dividend Declaration

On January 23, 2025, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.52 per share. The dividend was paid on February 14, 2025 to shareholders of record as of February 7, 2025.

2025 Stock Repurchase Program

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Stock Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Stock Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors.