Form 10-Q
period 2025-03-31
SouthState Corp
filed 2025-05-02
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2025
Common Stock, $2.50 par value	101,493,370
49

SouthState Corporation and Subsidiaries

March 31, 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$688,153	$525,506
Federal funds sold and interest-earning deposits with banks	2,348,641	593,777
Deposits in other financial institutions (restricted cash)	262,896	272,784
Total cash and cash equivalents	3,299,690	1,392,067
Trading securities, at fair value	107,401	102,932
Investment securities:
Securities held to maturity (fair value of $1,820,473 and $1,834,527)	2,195,980	2,254,670
Securities available for sale, at fair value	5,853,369	4,320,593
Other investments	345,695	223,613
Total investment securities	8,395,044	6,798,876
Loans held for sale	357,918	279,426
Loans:
Acquired - non-purchased credit deteriorated loans	13,084,853	3,635,782
Acquired - purchased credit deteriorated loans	3,634,490	862,155
Non-acquired loans	30,047,389	29,404,990
Less allowance for credit losses	(623,690)	(465,280)
Loans, net	46,143,042	33,437,647
Premises and equipment, net	946,334	502,559
Bank owned life insurance (“BOLI”)	1,273,472	1,013,209
Deferred tax assets	153,930	179,884
Derivatives assets	177,262	161,490
Mortgage servicing rights	87,742	89,795
Core deposit and other intangibles	455,443	66,458
Goodwill	3,088,059	1,923,106
Other assets	650,117	433,755
Total assets	$65,135,454	$46,381,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,757,255	$10,192,117
Interest-bearing	39,580,360	27,868,749
Total deposits	53,337,615	38,060,866
Federal funds purchased	398,680	260,191
Securities sold under agreements to repurchase	280,657	254,721
Corporate and subordinated debentures	752,798	391,534
Reserve for unfunded commitments	62,253	45,327
Derivative liabilities	698,933	879,855
Other liabilities	980,157	598,295
Total liabilities	56,511,093	40,490,789
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares; 101,479,065 and 76,322,206 shares issued and outstanding, respectively	253,698	190,805
Surplus	6,667,277	4,259,722
Retained earnings	2,080,053	2,046,809
Accumulated other comprehensive loss	(376,667)	(606,921)
Total shareholders’ equity	8,624,361	5,890,415
Total liabilities and shareholders’ equity	$65,135,454	$46,381,204

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans, including fees	$724,640	$463,688
Investment securities:
Taxable	53,870	39,745
Tax-exempt	7,516	5,568
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	22,540	8,254
Total interest income	808,566	517,255
Interest expense:
Deposits	245,957	160,162
Federal funds purchased and securities sold under agreements to repurchase	4,909	4,727
Corporate and subordinated debentures	12,505	6,009
Other borrowings	648	2,421
Total interest expense	264,019	173,319
Net interest income	544,547	343,936
Provision for credit losses	100,562	12,686
Net interest income after provision for credit losses	443,985	331,250
Noninterest income:
Fees on deposit accounts	35,933	33,145
Mortgage banking income	7,737	6,169
Trust and investment services income	14,932	10,391
Correspondent banking and capital markets income	9,545	4,311
SBA income	3,232	4,363
Securities losses, net	(228,811)	—
Gain on sale-leaseback, net of transaction costs	229,279	—
Other income	14,241	13,179
Total noninterest income	86,088	71,558
Noninterest expense:
Salaries and employee benefits	195,811	150,453
Occupancy expense	35,493	22,577
Information services expense	31,362	22,353
OREO and loan related expense	1,784	606
Amortization of intangibles	23,831	5,998
Supplies, printing and postage expense	3,128	2,540
Professional fees	4,709	3,115
FDIC assessment and other regulatory charges	11,258	8,534
FDIC special assessment	—	3,854
Advertising and marketing	2,290	1,984
Merger, branch consolidation, severance related and other expense	68,006	4,513
Other expense	31,154	22,763
Total noninterest expense	408,826	249,290
Earnings:
Income before provision for income taxes	121,247	153,518
Provision for income taxes	32,167	38,462
Net income	$89,080	$115,056
Earnings per common share:
Basic	$0.88	$1.51
Diluted	$0.87	$1.50
Weighted average common shares outstanding:
Basic	101,410	76,301
Diluted	101,829	76,660

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$89,080	$115,056
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	74,754	(53,576)
Tax effect	(18,168)	13,118
Reclassification adjustment for net loss included in net income	228,811	—
Tax effect	(55,143)	—
Net of tax amount	230,254	(40,458)
Other comprehensive income (loss), net of tax	230,254	(40,458)
Comprehensive income	$319,334	$74,598

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	115,056	—	115,056
Other comprehensive loss, net of tax effects	—	—	—	—	(40,458)	(40,458)
Total comprehensive income						74,598
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,598)	—	(39,598)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,163)	—	(1,163)
Stock options exercised	6,349	16	375	—	—	391
Restricted stock awards (forfeits)	(64)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	344,376	861	(861)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased - equity plans	(95,537)	(238)	(7,715)	—	—	(7,953)
Share-based compensation expense	—	—	5,867	—	—	5,867
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, March 31, 2024	76,177,163	$190,443	$4,230,345	$1,749,215	$(622,994)	$5,547,009

Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	89,080	—	89,080
Other comprehensive income, net of tax effects	—	—	—	—	230,254	230,254
Total comprehensive income						319,334
Cash dividends declared on common stock at $0.54 per share	—	—	—	(54,736)	—	(54,736)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Stock options exercised	6,976	18	312	—	—	330
Stock issued pursuant to restricted stock units	399,961	1,000	(1,000)	—	—	—
Stock issued in lieu of cash - directors fees	903	2	91	—	—	93
Common stock repurchased - equity plans	(109,712)	(274)	(10,902)	—	—	(11,176)
Share-based compensation expense	—	—	8,254	—	—	8,254
Common stock issued for Independent acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, March 31, 2025	101,479,065	$253,698	$6,667,277	$2,080,053	$(376,667)	$8,624,361

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$89,080	$115,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,268	14,079
Provision for credit losses	100,562	12,686
Deferred income taxes	95,115	2,137
Losses on sale of securities, net	228,811	—
Share-based compensation expense	8,254	5,867
Accretion of discount related to acquired loans	(61,798)	(4,287)
Gains on disposal of premises and equipment	(136)	(8)
Gains on sale of bank properties held for sale and repossessed real estate	(229,430)	(155)
Net amortization of premiums and discounts on investment securities	2,428	4,816
Bank properties held for sale and repossessed real estate write downs	135	18
Fair value adjustment for loans held for sale	(305)	144
Originations and purchases of loans held for sale	(730,655)	(228,440)
Proceeds from sales of loans held for sale	326,105	225,355
Gains on sales of loans held for sale	(6,155)	(2,724)
Increase in cash surrender value of BOLI	(8,685)	(6,700)
Net change in:
Accrued interest receivable	(4,196)	(6,120)
Prepaid assets	15,743	(115)
Operating leases	872	80
Bank owned life insurance	(122)	(200)
Trading securities	308,411	(34,868)
Derivative assets	(9,044)	(3,844)
Miscellaneous other assets	35,648	14,427
Accrued interest payable	(39,243)	(11,935)
Accrued income taxes	(66,697)	32,734
Derivative liabilities	(188,610)	150,302
Miscellaneous other liabilities	(27,616)	(646)
Net cash (used in) provided by operating activities	(126,260)	277,659
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,874,110	—
Proceeds from maturities and calls of investment securities held to maturity	57,703	39,811
Proceeds from maturities and calls of investment securities available for sale	398,326	128,636
Proceeds from sales and redemptions of other investment securities	38,183	59,375
Purchases of investment securities available for sale	(3,156,990)	—
Purchases of other investment securities	(115,494)	(54,616)
Net decrease (increase) in loans	275,337	(283,413)
Net cash received from acquisitions	1,040,765	—
Net cash paid for acquisition of customer list	(279)	—
Recoveries of loans previously charged off	2,982	5,261
Purchases of premises and equipment	(12,822)	(5,511)
Proceeds from redemption and payout of bank owned life insurance policies	544	792
Proceeds from sale of bank properties held for sale and repossessed real estate	461,842	3,698
Proceeds from sale of premises and equipment	969	12
Net cash provided by (used in) investing activities	1,865,176	(105,955)
Cash flows from financing activities:
Net increase in deposits	70,869	129,678
Net increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	164,425	65,506
Proceeds from borrowings	700,000	1,150,000
Repayment of borrowings	(700,000)	(1,250,000)
Common stock issuance	93	—
Common stock repurchases	(11,176)	(15,938)
Dividends paid	(55,834)	(40,761)
Stock options exercised	330	391
Net cash provided by financing activities	168,707	38,876
Net increase in cash and cash equivalents	1,907,623	210,580
Cash and cash equivalents at beginning of period	1,392,067	998,877
Cash and cash equivalents at end of period	$3,299,690	$1,209,457

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$303,262	$185,254
Income taxes	$191	$147
Recognition of operating lease assets in exchange for lease liabilities	$389,613	$2,544
Schedule of Noncash Operating Transactions:
Pooling of SBA loans held for sale into trading securities	$312,881	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$16,561,942	$—
Other intangible assets acquired	412,078	—
Liabilities assumed	15,665,912	—
Net identifiable assets acquired over liabilities assumed	1,164,953	—
Common stock issued in acquisition	2,472,947	—
Real estate transferred from premises and equipment to premises held for sale related to the sale-leaseback transaction	$230,143	$—
Real estate acquired in full or in partial settlement of loans	$2,804	$940

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Corporation’s wholly owned subsidiary, South State Bank, National Association, a national banking association.

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

A loan is evaluated individually for loss when it is on nonaccrual and has a net book balance over $1 million. In addition, purchased credit deteriorated loans identified for individual evaluation in the fair value process are evaluated individually for loss when they have a net book balance over $1 million. Large pools of homogeneous loans are collectively evaluated for loss and reserved at the pool level. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as nonaccrual, provided that management expects to collect all amounts due, including interest accrued at the contractual interest rate for the period of delay.

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report for the year ended December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had $2.2 billion and $2.3 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2025 and December 31, 2024, the accrued interest receivables for all investment securities recorded in Other Assets were $36.7 million and $24.2 million, respectively.

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

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term, as well as for changes in macroeconomic conditions, such as changes in unemployment rates, gross domestic product, property values, or other relevant factors. Acquired portfolios may be supported by separate credit models using loss histories relevant to those portfolios. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected losses may result in a range of expected losses. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected losses.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2025 and December 31, 2024, the accrued interest receivables for loans recorded in Other Assets were $182.5 million and $133.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2025 and December 31, 2024, the liabilities recorded for expected credit losses on unfunded commitments were $62.3 million and $45.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. Segment information gives investors an understanding of overall performance and is key to assessing potential future cash flows. In addition, although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements, there is limited information disclosed about a segment’s expenses. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 using the retrospective approach. Aside from the new disclosures required by ASU No. 2023-07, the ASU did not have a material impact on our consolidated financial statements. See Note 23 — Segment Reporting for further disclosure.

Issued But Not Yet Adopted Accounting Standards

On November 2024, the FASB has issued Accounting Standards Update ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

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

Note 4 — Mergers and Acquisitions

Independent Bank Group, Inc. (“Independent”)

On January 1, 2025, the Company acquired Independent in an all-stock merger transaction. Upon the terms and subject to the conditions set forth in the merger agreement for the Independent transaction, Independent merged with and into the Company, with the Company continuing as the surviving corporation in the merger. Immediately following the merger, Independent’s wholly owned banking subsidiary, Independent Bank merged with and into the Bank, with the Bank continuing as the surviving bank. Shareholders of Independent received 0.60 shares of the Company’s common stock for each share of Independent common stock they owned. In total, the purchase price for Independent was $2.5 billion.

In the Independent acquisition, the Company acquired $13.1 billion of loans, at fair value, net of $600.6 million, or 4.4%, estimated discount to the outstanding principal balance, representing 38.7% of the Company’s total loans at December 31, 2024. Of the total loans acquired, management identified $2.8 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

The operating results of Independent have been included in the consolidated financial statement from the acquisition date. Due to the integration of Independent's financial information into the Bank as of acquisition date, it is impractical to separately disclose the revenue and earnings of Independent.

During the three months ended March 31, 2025, the Company incurred approximately $66.5 million of acquisition costs related to the Independent acquisition. These acquisition costs are reported in Merger, Branch Consolidation, Severance Related and Other Expenses on the Company’s Consolidated Statements of Net Income.

The Independent acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $1.2 billion. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and subject to change as additional information becomes available during the measurement period. In addition to the preliminary fair value adjustments for assets acquired and liabilities assumed from Independent, the table below includes on the line adjustments representing expenses contingent upon the consummation of the acquisition incurred by Independent, as well as reclassifications to conform with the Company’s presentation and other adjustments.

				Reclassifications		Adjusted	Preliminary		Fair Value of
	As Recorded	On The Line		and Other		Acquired	Fair Value		Net Assets Acquired at
(Dollars in thousands)	by Independent	Adjustments		Adjustments		Balance Sheet	Adjustments		Date of Acquisition
Assets
Cash and cash equivalents	$1,043,293	$—		$(2,415)	(d)	$1,040,878	$—		$1,040,878
Investment securities	1,644,381	—		2,782	(e)	1,647,163	(56,711)	(i)	1,590,452
Loans held for sale	12,430	—		—		12,430	—		12,430
Loans held for investment, net of allowance for credit losses	13,452,928	—		750	(f)	13,453,678	(445,321)	(j)	13,008,357
Premises and equipment, net	348,071	—		33,133	(g)	381,204	(65,530)	(k)	315,674
Bank owned life insurance	252,001	—		—		252,001	—		252,001
Deferred tax asset	72,362	6,596	(a)	231	(h)	79,189	35,374	(l)	114,563
Bank property held for sale	—	—		—		—	72,000	(m)	72,000
Goodwill	476,021	—		—		476,021	(476,021)	(n)	—
Core deposit and other intangible assets	38,808	—		—		38,808	373,270	(o)	412,078
Other assets	226,032	(23,000)	(b)	(35,915)	(e, g)	167,117	(11,530)	(p)	155,587
Total assets	$17,566,327	$(16,404)		$(1,434)		$17,548,489	$(574,469)		$16,974,020

Liabilities
Deposits:
Noninterest-bearing	$3,241,446	$—		$(3,276)	(d)	$3,238,170	$—		$3,238,170
Interest-bearing	11,966,362	—		2,459	(d)	11,968,821	1,722	(q)	11,970,543
Total deposits	15,207,808	—		(817)		15,206,991	1,722		15,208,713
Other borrowings	354,713	—		—		354,713	5,809	(r)	360,522
Other liabilities	95,409	6,859	(c)	(1,103)	(d)	101,165	(4,488)	(s)	96,677
Total liabilities	15,657,930	6,859		(1,920)		15,662,869	3,043		15,665,912
Net identifiable assets acquired over liabilities assumed	1,908,397	(23,263)		486		1,885,620	(577,512)		1,308,108
Goodwill	—	—		—		—	1,164,953		1,164,953
Net assets acquired over liabilities assumed	$1,908,397	$(23,263)		$486		$1,885,620	$587,441		$2,473,061

Consideration:
SouthState Corporation common shares issued									24,858,731
Purchase price per share of the Company's common stock									$99.48

Company common stock issued									$2,472,947
Cash exchanged for fractional shares									114
Fair value of total consideration transferred									$2,473,061

On the Line Adjustments

(a)	represents deferred tax assets related to the on the line adjustments which were contingent upon the consummation of the merger.
(b)	represents acquiree investment banker fees contingent upon the consummation of the merger paid by Independent prior to the effective time of the merger.
(c)	represents employer payroll taxes related to the acceleration of outstanding stock awards that fully vested upon the consummation of the merger.

Reclassification and Other Adjustments

(d)	represents the reclassification of cash and other in-process accounts between cash and cash equivalents, deposits and other liabilities to conform with SouthState's presentation, and miscellaneous accruals.
(e)	represents the reclassification of other investments from other assets to investment securities to conform with SouthState's presentation.
(f)	represents a loan recovery received by Independent effective as of the acquisition date.
(g)	represents the reclassification of right of use assets and software from other assets to premises and equipment, net to conform with SouthState's presentation.
(h)	represents deferred tax assets related to other miscellaneous adjustments.

Fair Value Adjustments

(i)	represents an adjustment of $56.7 million to record investment securities at fair value.
(j)	represents approximately 1.6%, or $214.8 million, preliminary credit mark on the loan portfolio and 4.4% total preliminary mark, or $600.6 million, including interest rate discount, derived from a third party valuation. Also includes the reversal of Independent's ending allowance for credit losses of $133.0 million and $22.2 million of existing Independent fair value adjustments.
(k)	represents the preliminary fair value adjustments of $65.5 million on bank premises and equipment, inclusive of bank property transferred to held for sale as of the acquisition date.
(l)	represents net deferred tax assets related to the preliminary fair value adjustments with effective tax rate of 23.5%. This includes an adjustment from Independent's blended tax rate to SouthState's blended tax rate. The difference in tax rates relates to state income taxes.
(m)	represents a transfer of $72.0 million of bank real estate to bank property held for sale.

(n)	represents the reversal of Independent's existing goodwill.
(o)	represents preliminary core deposit intangibles ("CDI") of $412.1 million, or 3.6% of core deposits, derived from a third party valuation, net of $38.8 million of existing CDI from prior transactions completed by Independent and reversed on the acquisition date.
(p)	represents preliminary fair value adjustments on repossessed real estate of $4.2 million and write-offs of $7.3 million of prepaids and miscellaneous other assets.
(q)	represents preliminary premium for fixed maturity time deposits of $1.7 million derived from a third party valuation.
(r)	represents the reversal of the existing Independent discount and issuance costs on trust preferred securities and subordinated debentures of $7.6 million, and recording the preliminary net discount of $1.8 million for trust preferred securities and subordinated debentures derived from a third party valuation.
(s)	represents the reversal of $2.9 million of the existing reserve for unfunded commitments, a preliminary fair value adjustment of $2.2 million for lease liabilities, net of adjustments of approximately $660 thousand for miscellaneous accruals.

Comparative and Pro Forma Financial Information for the Independent Acquisition

Pro-forma data for the three months ended March 31, 2024 listed in the table below presents pro-forma information as if the Independent acquisition occurred at the beginning of 2024. These results combine the historical results of Independent in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the Independent acquisition taken place on January 1, 2024.

Merger-related costs of $66.5 million from the Independent acquisition were incurred during the first quarter of 2025. No adjustments have been made to reduce the impact of any Other Real Estate Owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by Independent in 2024. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2025 for the Independent acquisition. The Company expects to achieve further operating cost savings and other business synergies as a result of the Independent acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

Pro Forma
Three Months Ended
(Dollars in thousands)	March 31, 2024
Total revenues (net interest income plus noninterest income)	$599,479
Net interest income	$515,051
Net adjusted income available to the common shareholder	$108,272
EPS — basic	$1.07
EPS — diluted	$1.07

Note 5 — Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2025:
U.S. Government agencies	$132,908	$—	$(20,361)	$112,547
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,262,776	—	(214,924)	1,047,852
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	405,003	—	(63,798)	341,205
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	346,083	—	(66,345)	279,738
Small Business Administration loan-backed securities	49,210	—	(10,079)	39,131
	$2,195,980	$—	$(375,507)	$1,820,473
December 31, 2024:
U.S. Government agencies	$147,272	$—	$(23,498)	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	—	(241,204)	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	—	(72,057)	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	—	(72,391)	275,947
Small Business Administration loan-backed securities	49,796	—	(10,993)	38,803
	$2,254,670	$—	$(420,143)	$1,834,527

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2025:
U.S. Treasuries	$18,294	$—	$(1)	$18,293
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,613,205	3,570	(169,659)	1,447,116
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,397,132	7,758	(57,756)	2,347,134
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	643,484	1,396	(84,246)	560,634
State and municipal obligations	1,085,891	22	(175,264)	910,649
Small Business Administration loan-backed securities	571,923	270	(29,640)	542,553
Corporate securities	28,498	—	(1,508)	26,990
	$6,358,427	$13,016	$(518,074)	$5,853,369
December 31, 2024:
U.S. Treasuries	$10,654	$2	$—	$10,656
U.S. Government agencies	169,207	—	(18,789)	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,659,851	97	(282,423)	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	557,288	19	(98,212)	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,234,573	562	(194,580)	1,040,555
State and municipal obligations	1,117,330	2	(171,609)	945,723
Small Business Administration loan-backed securities	351,814	19	(41,721)	310,112
Corporate securities	28,499	—	(1,990)	26,509
	$5,129,216	$701	$(809,324)	$4,320,593

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2025:
Federal Home Loan Bank stock	$25,209
Federal Reserve Bank stock	232,474
Investment in unconsolidated subsidiaries	5,287
Other investment securities	82,725
$345,695
December 31, 2024:
Federal Home Loan Bank stock	$18,087
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	51,702
$223,613

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2025, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at March 31, 2025 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$49,944	$49,711
Due after one year through five years	56,378	51,887	202,653	198,349
Due after five years through ten years	409,257	356,482	738,102	679,180
Due after ten years	1,730,345	1,412,104	5,367,728	4,926,129
	$2,195,980	$1,820,473	$6,358,427	$5,853,369

During the three months ended March 31, 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. In addition to the sale of the investment securities acquired from Independent, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio. During the three months ended March 31, 2024, there were no sales of securities available for sale.

The following table provides additional details of the available for sale investment securities sold during the three months ended March 31, 2025:

	Three Months Ended March 31,
	2025
(Dollars in thousands)	Sales of Securities Acquired from Independent	Investment Securities Sales	Total
Sale proceeds	$1,279,717	$1,594,393	$2,874,110
Gross realized gains	—	8,892	8,892
Gross realized losses	—	(237,703)	(237,703)
Net realized losses	$—	$(228,811)	$(228,811)

There were no sales of held to maturity securities during the three months ended March 31, 2025 or March 31, 2024.

Information pertaining to our securities with gross unrealized losses at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$20,361	$112,547
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	214,924	1,047,852
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	63,798	341,205
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	66,345	279,738
Small Business Administration loan-backed securities	—	—	10,079	39,131
	$—	$—	$375,507	$1,820,473
Securities Available for Sale
U.S. Treasuries	$1	$18,294	$—	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,037	158,905	168,622	863,252
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,294	908,932	56,462	318,887
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	224	26,921	84,022	417,171
State and municipal obligations	100	3,487	175,164	899,151
Small Business Administration loan-backed securities	376	278,043	29,264	227,796
Corporate securities	—	—	1,508	26,991
	$3,032	$1,394,582	$515,042	$2,753,248
December 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$23,498	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	241,204	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,057	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	72,391	275,947
Small Business Administration loan-backed securities	—	—	10,993	38,803
	$—	$—	$420,143	$1,834,527
Securities Available for Sale
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	—	—	18,789	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	294	14,341	282,129	1,350,268
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	98,212	454,908
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	792	53,342	193,788	918,338
State and municipal obligations	1,484	19,400	170,125	923,431
Small Business Administration loan-backed securities	24	6,747	41,697	289,786
Corporate securities	—	—	1,990	26,509
	$2,594	$93,830	$806,730	$4,113,658

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2024. All debt securities in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At March 31, 2025, investment securities with a market value of $5.0 billion and a carrying value of $5.3 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 20 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.3 billion carrying value of investment securities pledged, $5.1 billion were pledged to secure public funds deposits, $177.5 million were pledged to secure FHLB advances, and $90.8 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2024, investment securities with a market value of $2.4 billion and a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.6 billion carrying value of investment securities pledged, $2.3 billion were pledged to secure public funds deposits, $193.7 million were pledged to secure FHLB advances and $101.5 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At March 31, 2025 and December 31, 2024, trading securities, at estimated fair value, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
U.S. Government agencies	$5,573	$15,002
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	26,500	14,803
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	3,890	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	19,345	14,419
State and municipal obligations	37,516	35,896
Small Business Administration loan-backed securities	14,577	22,571
Other debt securities	—	241
	$107,401	$102,932

Net gains on trading securities for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net gains on sales transaction	$362	$54
Net unrealized gains	121	12
Net gains on trading securities	$483	$66

Note 6 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Loans:
Construction and land development (1)	$3,497,909	$2,184,327
Commercial non-owner-occupied	15,536,086	9,383,732
Commercial owner-occupied real estate	7,417,116	5,716,376
Consumer owner-occupied (2)	8,168,477	7,144,885
Home equity loans	1,670,475	1,570,084
Commercial and industrial	8,106,484	6,222,876
Other income producing property	1,286,033	607,750
Consumer	1,075,872	1,062,599
Other loans	8,280	10,298
Total loans	46,766,732	33,902,927
Less: allowance for credit losses	(623,690)	(465,280)
Loans, net	$46,143,042	$33,437,647
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods ended March 31, 2025 and December 31, 2024, to include net deferred costs of $89.1 million and $86.7 million, respectively, and unamortized discount total related to loans acquired of $457.1 million and $36.9 million, respectively. Accrued interest receivables of $182.5 million and $133.0 million, respectively, are accounted for separately and reported in other assets for the periods March 31, 2025 and December 31, 2024.

The Company purchased loans through its acquisition of Independent, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination, thus determined to be PCD loans. The carrying amount of those acquired PCD loans, at acquisition, is as follows:

(Dollars in thousands)	January 1, 2025
Book value of acquired loans at acquisition	$3,081,440
Allowance for credit losses at acquisition	(118,643)
Non-credit discount at acquisition	(151,993)
Carrying value or book value of acquired loans at acquisition	$2,810,804

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

Construction and land development loans in the following table are on commercial and speculative real estate. Consumer owner-occupied loans are collateralized by 1-4 family owner-occupied properties with a business intent.

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending March 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$210,787	$967,014	$558,720	$939,862	$107,572	$52,279	$121,799	$2,958,033
Special mention	1,874	7,715	35,705	116,662	3,900	307	—	166,163
Substandard	494	24,996	1,221	2,299	750	428	—	30,188
Doubtful	—	—	—	—	—	5	—	5
Total Construction and land development	$213,155	$999,725	$595,646	$1,058,823	$112,222	$53,019	$121,799	$3,154,389
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial non-owner-occupied
Risk rating:
Pass	$413,315	$1,354,841	$1,514,484	$4,509,750	$2,965,138	$3,086,486	$168,553	$14,012,567
Special mention	6,586	19,311	78,553	211,675	177,915	39,802	4,114	537,956
Substandard	37,226	82,967	69,362	353,566	223,569	218,869	—	985,559
Doubtful	—	—	—	—	1	3	—	4
Total Commercial non-owner-occupied	$457,127	$1,457,119	$1,662,399	$5,074,991	$3,366,623	$3,345,160	$172,667	$15,536,086
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$435	$4,533	$8,588	$—	$13,556

Commercial Owner-Occupied
Risk rating:
Pass	$263,518	$804,079	$739,772	$1,319,124	$1,278,450	$2,479,651	$108,430	$6,993,024
Special mention	1,262	9,414	17,193	39,621	8,479	32,792	229	108,990
Substandard	4,804	41,351	44,642	71,267	43,901	101,687	7,432	315,084
Doubtful	7	4	3	—	—	4	—	18
Total commercial owner-occupied	$269,591	$854,848	$801,610	$1,430,012	$1,330,830	$2,614,134	$116,091	$7,417,116
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$—	$748	$—	$758	$—	$1,506

Commercial and industrial
Risk rating:
Pass	$835,100	$1,344,629	$793,029	$1,023,086	$572,105	$914,905	$2,173,022	$7,655,876
Special mention	840	2,700	2,602	18,202	1,143	3,180	61,824	90,491
Substandard	5,345	40,643	46,886	60,677	40,894	25,160	140,167	359,772
Doubtful	—	—	18	51	267	—	9	345
Total commercial and industrial	$841,285	$1,387,972	$842,535	$1,102,016	$614,409	$943,245	$2,375,022	$8,106,484
Commercial and industrial
Current-period gross charge-offs	$—	$1,032	$630	$3,054	$11,020	$10,191	$924	$26,851

Other income producing property
Risk rating:
Pass	$30,245	$169,369	$144,578	$318,749	$202,702	$240,303	$42,606	$1,148,552
Special mention	343	594	162	4,977	26	2,733	1,492	10,327
Substandard	563	906	2,076	5,670	835	18,019	795	28,864
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$31,151	$170,869	$146,816	$329,396	$203,563	$261,055	$44,893	$1,187,743
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$128	$3,824	$17,628	$5,425	$3,103	$819	$35,207	$66,134
Special mention	38	18	137	—	—	13	—	206
Substandard	649	1,119	—	—	—	202	1,703	3,673
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$815	$4,961	$17,765	$5,425	$3,103	$1,035	$36,910	$70,014
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$8,280	$—	$—	$—	$—	$—	$—	$8,280
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$8,280	$—	$—	$—	$—	$—	$—	$8,280
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$1,761,373	$4,643,756	$3,768,211	$8,115,996	$5,129,070	$6,774,443	$2,649,617	$32,842,466
Special mention	10,943	39,752	134,352	391,137	191,463	78,827	67,659	914,133
Substandard	49,081	191,982	164,187	493,479	309,949	364,365	150,097	1,723,140
Doubtful	7	4	21	51	268	13	9	373
Total Commercial Loans	$1,821,404	$4,875,494	$4,066,771	$9,000,663	$5,630,750	$7,217,648	$2,867,382	$35,480,112
Commercial Loans
Current-period gross charge-offs	$—	$1,032	$630	$4,237	$15,553	$19,537	$924	$41,913

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending March 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$160,825	$725,834	$1,141,564	$2,575,797	$1,740,584	$1,709,059	$1,024	$8,054,687
30 days past due	—	3,179	3,966	748	2,054	8,139	—	18,086
60 days past due	—	609	623	152	492	3,217	—	5,093
90 days past due	—	1,746	5,064	6,613	1,504	5,670	—	20,597
Total Consumer owner-occupied	$160,825	$731,368	$1,151,217	$2,583,310	$1,744,634	$1,726,085	$1,024	$8,098,463
Consumer owner-occupied
Current-period gross charge-offs	$—	$160	$216	$130	$17	$58	$—	$581

Home equity loans
Days past due:
Current	$1,119	$7,716	$5,268	$3,896	$1,302	$14,079	$1,628,476	$1,661,856
30 days past due	—	—	418	—	70	508	3,258	4,254
60 days past due	—	—	155	—	—	40	1,142	1,337
90 days past due	—	—	463	784	111	912	758	3,028
Total Home equity loans	$1,119	$7,716	$6,304	$4,680	$1,483	$15,539	$1,633,634	$1,670,475
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$165	$—	$229

Consumer
Days past due:
Current	$56,371	$183,654	$201,953	$199,416	$87,846	$200,076	$135,315	$1,064,631
30 days past due	202	101	205	367	127	1,269	3,099	5,370
60 days past due	—	249	69	91	48	233	1,660	2,350
90 days past due	—	89	237	387	69	1,266	1,473	3,521
Total consumer	$56,573	$184,093	$202,464	$200,261	$88,090	$202,844	$141,547	$1,075,872
Consumer
Current-period gross charge-offs	$—	$100	$259	$197	$35	$2,422	$1,115	$4,128

Construction and land development
Days past due:
Current	$10,316	$89,347	$65,747	$111,950	$39,997	$25,733	$—	$343,090
30 days past due	—	—	—	—	—	95	—	95
60 days past due	—	—	—	—	—	15	—	15
90 days past due	—	—	—	320	—	—	—	320
Total Construction and land development	$10,316	$89,347	$65,747	$112,270	$39,997	$25,843	$—	$343,520
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$483	$3,026	$6,045	$38,101	$16,409	$33,881	$145	$98,090
30 days past due	—	—	—	—	—	84	—	84
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	116	—	116
Total other income producing property	$483	$3,026	$6,045	$38,101	$16,409	$34,081	$145	$98,290
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$229,114	$1,009,577	$1,420,577	$2,929,160	$1,886,138	$1,982,828	$1,764,960	$11,222,354
30 days past due	202	3,280	4,589	1,115	2,251	10,095	6,357	27,889
60 days past due	—	858	847	243	540	3,505	2,802	8,795
90 days past due	—	1,835	5,764	8,104	1,684	7,964	2,231	27,582
Total Consumer Loans	$229,316	$1,015,550	$1,431,777	$2,938,622	$1,890,613	$2,004,392	$1,776,350	$11,286,620
Consumer Loans
Current-period gross charge-offs	$—	$260	$475	$391	$52	$2,645	$1,115	$4,938

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending March 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$2,050,720	$5,891,044	$5,498,548	$11,939,285	$7,521,363	$9,222,040	$4,643,732	$46,766,732

Current-period gross charge-offs	$—	$1,292	$1,105	$4,628	$15,605	$22,182	$2,039	$46,851

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$4,798,047	$4,183,610	$8,823,443	$5,446,291	$2,261,836	$5,062,165	$3,327,535	$33,902,927

Current-period gross charge-offs	$3,200	$4,988	$7,911	$1,146	$502	$8,217	$9,106	$35,070

The following table presents an aging analysis of past due accruing loans, segregated by class, as of March 31, 2025 and December 31, 2024:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2025
Construction and land development	$1,070	$423	$—	$1,493	$3,494,998	$1,418	$3,497,909
Commercial non-owner-occupied	65,055	223	—	65,278	15,432,246	38,562	15,536,086
Commercial owner-occupied	8,028	1,145	225	9,398	7,360,737	46,981	7,417,116
Consumer owner-occupied	14,329	1,539	291	16,159	8,109,769	42,549	8,168,477
Home equity loans	3,335	1,182	—	4,517	1,654,980	10,978	1,670,475
Commercial and industrial	25,064	9,586	2,991	37,641	7,948,945	119,898	8,106,484
Other income producing property	883	265	303	1,451	1,281,771	2,811	1,286,033
Consumer	5,005	2,244	—	7,249	1,063,456	5,167	1,075,872
Other loans	—	—	—	—	8,280	—	8,280
	$122,769	$16,607	$3,810	$143,186	$46,355,182	$268,364	$46,766,732
December 31, 2024
Construction and land development	$16	$—	$—	$16	$2,182,853	$1,458	$2,184,327
Commercial non-owner-occupied	2,253	748	—	3,001	9,363,226	17,505	9,383,732
Commercial owner-occupied	7,208	2,844	92	10,144	5,670,550	35,682	5,716,376
Consumer owner-occupied	6,536	444	—	6,980	7,094,851	43,054	7,144,885
Home equity loans	4,717	1,511	1	6,229	1,553,832	10,023	1,570,084
Commercial and industrial	28,427	7,700	3,163	39,290	6,091,566	92,020	6,222,876
Other income producing property	237	116	37	390	605,162	2,198	607,750
Consumer	7,023	3,444	—	10,467	1,046,776	5,356	1,062,599
Other loans	—	—	—	—	10,298	—	10,298
	$56,417	$16,807	$3,293	$76,517	$33,619,114	$207,296	$33,902,927

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of March 31, 2025 and December 31, 2024:

	March 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2025	90 Days Accruing(1)	with no allowance(1)	2024
Construction and land development	$1,418	$—	$—	$1,458
Commercial non-owner-occupied	38,562	—	32,803	17,505
Commercial owner-occupied real estate	46,981	225	18,988	35,682
Consumer owner-occupied	42,549	291	—	43,054
Home equity loans	10,978	—	1,149	10,023
Commercial and industrial	119,898	2,991	28,463	92,020
Other income producing property	2,811	303	—	2,198
Consumer	5,167	—	—	5,356
Total loans on nonaccrual status	$268,364	$3,810	$81,403	$207,296
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2025.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	March 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2025	Coverage	%	2024	Coverage	%
Commercial owner-occupied real estate
Industrial	$4,734	$8,729	184%	$2,835	$6,831	241%
Office	1,444	1,980	137%	—	—
Other	14,644	27,082	185%	11,087	20,683	187%
Commercial non-owner-occupied real estate
Retail	4,385	5,760	131%	—	—
Other	1,202	1,512	126%	—	—
Office	27,216	30,894	114%	14,223	15,594	110%
Commercial and industrial
Other	77,745	99,198	128%	59,171	74,549	126%
Other income producing property
1-4 family investment property	—	—		1,265	3,286	260%
Consumer owner-occupied
1st Mtg Residential	—	—		963	954	99%
Home equity loans
Residential 1-4 family dwelling	1,149	2,250	196%	1,173	2,250	192%
Total collateral dependent loans	$132,519	$177,405		$90,717	$124,147

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are normally due to appraisal value updates or changes in the number of loans within the asset class and collateral type. As a result of the acquisition of Independent on January 1, 2025, collateral dependent loans increased $48.0 million from the date of acquisition. Overall collateral dependent loans increased $41.8 million during the three months ended March 31, 2025.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications.

The amortized cost balance for the modified loans presented below exclude accrued interest receivable of approximately $176,000 and $16,000 as of March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025			2024
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial non-owner-occupied	$15,088	$0.10%	8.00% to 7.09%	$—	$—
Consumer owner-occupied	—	—		923	0.01%	9.00% to 5.00%
Commercial and industrial	$389	0.00%	8.75% to 7.00%	—	—
Total interest rate reductions	$15,477			$923

	Three Months Ended March 31,
	2025			2024
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$295	0.01%	9 months	$—	—	—
Commercial and industrial	2,000	0.02%	3 months	—	—	—
Consumer owner-occupied	1,298	0.02%	2 months	—	—	—
Total term extensions	$3,593			$—

	Three Months Ended March 31,
	2025			2024
			WA of			WA of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial owner-occupied real estate	$693	0.01%	13 months	$—	—
Total payment delays	$693			$—

	Three Months Ended March 31,
	2025			2024
		Reduction in Weighted	Increase in		Reduction in Weighted	Increase in
	Amortized	Average Contractual	Weighted Average	Amortized	Average Contractual	Weighted Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$490	7.13% to 3.00%	3 months	$—
Total	$490			$—

	Three Months Ended March 31,
	2025			2024
		Reduction in	Increase in		Reduction in	Increase in
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination- Interest Rate Reduction and Payment Delay
Commercial and industrial	$1,193	7.75% to 7.00%	12 months	$—	—	—
Total	$1,193			$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At March 31, 2025, the Company had no remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2025 and 2024, by type of modification. The subsequent defaults were all due to past due status greater than 89 days.

	March 31,
	2025			2024
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial non-owner-occupied	$15,088	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	—	—	—	839	—	—
Commercial and industrial	390	—	—	—	—	—
Consumer owner-occupied	884	—	—	923	—	—
Total interest rate reductions	$16,362	$—	$—	$1,762	$—	$—

Term extension
Construction and land development	$295	$—	$—	$—	$—	$—
Commercial non-owner-occupied	—	—	—	1,241	—	—
Commercial owner-occupied real estate	7,716	—	962	7,075	—	—
Consumer owner-occupied	2,642	—	328	—	—	—
Commercial and industrial	12,352	—	5,144	1,596	—	—
Other income producing property	—	—	—	337	—	—
Total term extensions	$23,005	$—	$6,434	$10,249	$—	$—
Other-than-insignificant payment delay
Commercial owner-occupied real estate	$693	$—	$—	$—	$—	$—
Total payment delays	$693	$—	$—	$—	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner-occupied	$857	$—	$—	$258	$—	$—
Total term extension and interest rate combinations	$857	$—	$—	$258	$—	$—

Term Extension and Payment Delay
Commercial and industrial	$1,193	$—	$—	$—	$—	$—
Total term extension and payment delay combinations	$1,193	$—	$—	$—	$—	$—
	$42,110	$—	$6,434	$12,269	$—	$—

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2025 and 2024:

	March 31, 2025			March 31, 2024
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$295	$—	$—	$—	$—	$—
Commercial non-owner-occupied	15,088	—	—	1,241	—	—
Commercial owner-occupied real estate	8,409	—	962	7,914	—	—
Consumer owner-occupied	3,529	1,182	—	923	258	—
Commercial and industrial	13,935	—	5,144	1,596	—	—
Other income producing property	—	—	—	337	—	—
Total	$41,256	$1,182	$6,106	$12,011	$258	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses for the three months ended March 31, 2025 and 2024:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	3,561	—	8,075	93,820	4,773	118,643
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	—	—	(1,302)	(13,556)	(22,187)	(39,429)
Charge-offs	(507)	(13)	(229)	—	—	(1,805)	—	—	(204)	—	(4,664)	(7,422)
Recoveries	200	24	380	—	98	830	—	—	50	96	1,304	2,982
Net (charge-offs) recoveries	(368)	11	151	—	98	(3,298)	—	—	(1,456)	(13,460)	(25,547)	(43,869)
Provision (recovery) (2)	1,245	265	(219)	(1,443)	(5,309)	1,750	4,315	(2,037)	13,098	(51,121)	43,121	3,665
Balance at end of period March 31, 2025	$54,326	$793	$14,868	$12,555	$78,541	$16,304	$33,960	$1,107	$101,656	$172,334	$137,246	$623,690

Three Months Ended March 31, 2024
Allowance for credit losses:
Balance at end of period December 31, 2024	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(343)	—	(110)	(304)	(1,475)	(2,497)	—	—	—	(71)	(3,140)	(7,940)
Recoveries	123	39	292	7	1,007	1,125	25	—	103	10	2,530	5,261
Net (charge-offs) recoveries	(220)	39	182	(297)	(468)	(1,372)	25	—	103	(61)	(610)	(2,679)
Provision (recovery) (2)	9,652	446	600	(175)	(4,444)	1,394	3,221	(24)	914	(2,296)	6,472	15,760
Balance at end of period March 31, 2024	$87,484	$1,230	$11,724	$4,552	$60,860	$23,353	$17,012	$876	$72,597	$134,698	$55,268	$469,654

(1)	The Day 1 loan charge-offs for Independent loans were recorded to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses for unfunded commitments of $16.9 million, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent, was recorded during the first quarter of 2025, compared to a negative provision for credit losses of ($3.1) million recorded during the first quarter of 2024, that is not included in the above table.

Note 8 — Leases

As of March 31, 2025 and December 31, 2024, we had operating right-of-use (“ROU”) assets of $480.9 million and $95.8 million, respectively, and operating lease liabilities of $488.1 million and $103.9 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Lease Cost Components:
Amortization of ROU assets – finance leases	$115	$117
Interest on lease liabilities – finance leases	7	9
Operating lease cost (cost resulting from lease payments)	9,369	4,277
Short-term lease cost	355	139
Variable lease cost (cost excluded from lease payments)	755	797
Total lease cost	$10,601	$5,339
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$7	$9
Finance lease – financing cash flows	121	119
Operating lease – operating cash flows (fixed payments)	8,587	4,193
Operating lease – operating cash flows (net change asset/liability)	(4,985)	(3,367)
New ROU assets – operating leases	389,613	2,544
Weighted – average remaining lease term (years) – finance leases	3.20	4.18
Weighted – average remaining lease term (years) – operating leases	13.13	9.09
Weighted – average discount rate - finance leases	1.7%	1.7%
Weighted – average discount rate - operating leases	6.4%	3.2%

Operating lease payments due:
2025 (excluding 3 months ended March 31, 2025)	$42,228
2026	55,872
2027	54,711
2028	54,507
2029	53,639
Thereafter	491,763
Total undiscounted cash flows	752,720
Discount on cash flows	(264,628)
Total operating lease liabilities	$488,092

As of March 31, 2025, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At March 31, 2025, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2025, we had one additional operating lease that has not yet commenced for approximately $28.2 million.

Sale-leaseback Transaction

On February 28, 2025, the Bank completed a sale-leaseback transaction for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of 165 bank branch properties owned and operated by the Bank (collectively, the “Branches”). The Branches are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia.  The sales price for the Branches was $467.2 million, and the Company recorded a gain on sale of the Branches of $229.3 million (net of transaction costs).  Under the Sale Agreement, the Bank has agreed, concurrently with the closing of the sale of the Branches, to enter into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”).  Each of the Lease Agreements will have initial terms of 15 years and provide the Bank with three consecutive renewal options of five years each. The Lease Agreements also will include a 2% annual rent escalation during the initial term and the renewal terms.  With the Sale-leaseback Transaction, the Company recorded an additional lease right of use assets of $361.1 million.

Equipment Lessor

SouthState has an Equipment Finance Group which goes to market through intermediaries. The Equipment Finance Group primarily focuses on serving the construction and utility segments. Lease terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In the event the equipment is returned, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans category, which is included in the Non-acquired Loans on the Consolidated Balance Sheets.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Direct financing leases:
Lease receivables	$25,635	$24,584
Guaranteed residual values	1,158	1,057
Unguaranteed residual values	5,535	5,245
Initial direct costs	2,529	2,640
Less: Unearned income	(7,142)	(7,362)
Total net investment in direct financing leases	$27,715	$26,164

The following table summarizes direct financing lease income recorded for the three months ended March 31, 2025, and remaining lease payment receivable for each of the next five years:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Direct financing lease income
Interest income	$629	$163
Remaining lease payments receivable:
2025 (excluding 3 months ended March 31, 2025)	$5,538
2026	6,605
2027	6,632
2028	5,603
2029	2,001
Thereafter	414
Total undiscounted lease receivable	26,793
Less: unearned interest income	(7,142)
Net lease receivables	$19,651

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2024 on accounting for leases.

Note 9 — Deposits

Our total deposits as of March 31, 2025 and December 31, 2024, are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$13,757,255	$10,192,116
Interest-bearing checking	12,034,973	8,232,322
Savings	2,939,407	2,414,172
Money market	17,447,738	13,056,534
Time deposits	7,158,242	4,165,722
Total deposits	$53,337,615	$38,060,866

At March 31, 2025 and December 31, 2024, we had $2.0 billion and $1.1 billion in certificates of deposits greater than $250,000, respectively.

Note 10 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before- or after-tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of annual base compensation as a before or after tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $5.4 million for the three months ended March 31, 2025 and $4.6 million for the three months ended March 31, 2024 related to the Company’s employees’ savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2025	2024
Basic earnings per common share:
Net income	$89,080	$115,056
Weighted-average basic common shares	101,410	76,301
Basic earnings per common share	$0.88	$1.51
Diluted earnings per common share:
Net income	$89,080	$115,056
Weighted-average basic common shares	101,410	76,301
Effect of dilutive securities	419	359
Weighted-average dilutive shares	101,829	76,660
Diluted earnings per common share	$0.87	$1.50

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended March 31,
	2025	2024
Number of shares	—			57,169
Range of exercise prices	—	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2025	38,799	$57.50
Exercised	(6,976)	47.29
Expired	(35)	39.85
Outstanding at March 31, 2025	31,788	59.77	1.92	$1,051
Exercisable at March 31, 2025	31,788	59.77	1.92	$1,051

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of 2025. Because all outstanding stock options had vested as of December 31, 2024, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the three months ended March 31, 2025. The intrinsic value of stock option shares exercised for the three months ended March 31, 2025 was $373,000.

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

Nonvested restricted stock for 2025 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2025	4,543	$90.00
Vested	(4,543)	90.00
Nonvested at March 31, 2025	—	$—

As of March 31, 2025, all restricted stock outstanding had vested. There was no unrecognized compensation cost related to nonvested restricted stock granted under the plans. The total fair value of shares vested during the three months ended March 31, 2025 was $409,000.

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

Outstanding RSUs for the three months ended March 31, 2025 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2025	835,308	$76.70
Granted	414,328	94.11
Vested	(399,961)	74.86
Forfeited	(1,781)	73.75
Outstanding at March 31, 2025	847,894	$86.07

If maximum performance is achieved pursuant to the 2022, 2023 and 2024 Long Term Incentive performance-based RSU grants, an additional 123,048 shares in total may be issued by the Company at the end of the three-year performance periods.

As of March 31, 2025, there was $51.2 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.74 years as of March 31, 2025. The total fair value of RSUs vested and released during the three months ended March 31, 2025 was $40.9 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2025, commitments to extend credit and standby letters of credit totaled $12.1 billion. As of March 31, 2025, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $62.3 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of March 31, 2025, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. These cases have been consolidated into one putative class action, which as of March 31, 2025, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

At this time, neither the Bank nor the Company is able to reasonably estimate the amount or range of reasonably possible loss, if any, that might result from the Cyber Incident Suit. However, the Bank believes that it has defenses to the claims and intends to vigorously defend against the Cyber Incident Suit. Accordingly, no amounts have been recorded in the unaudited consolidated financial statements for the Cyber Incident Suit. The Company will continue to evaluate information as it becomes known and will record an estimate for losses at the time or times when it is both probable that a loss has been incurred and the amount of the loss is reasonably estimable. Additional lawsuits and claims related to the Cyber Incident may be asserted by or on behalf of customers, shareholders, or others seeking damages or other related relief and additional inquiries from governmental agencies may be received or investigations by governmental agencies commenced.

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

A description of valuation methodologies used for assets recorded at fair value is disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2024.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
Assets
Derivative financial instruments	$177,262	$—	$177,262	$—
Mortgage loans held for sale	86,772	—	86,772	—
Trading securities	107,401	—	107,401	—
Securities available for sale:
U.S. Treasuries	18,293	—	18,293	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,447,116	—	1,447,116	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,347,134	—	2,347,134	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	560,634	—	560,634	—
State and municipal obligations	910,649	—	910,649	—
Small Business Administration loan-backed securities	542,553	—	542,553	—
Corporate securities	26,990	—	26,990	—
Total securities available for sale	5,853,369	—	5,853,369	—
Mortgage servicing rights	87,742	—	—	87,742
SBA servicing asset	6,209	—	—	6,209
	$6,318,755	$—	$6,224,804	$93,951
Liabilities
Derivative financial instruments	$698,933	$—	$698,933	$—

December 31, 2024:
Assets
Derivative financial instruments	$161,490	$—	$161,490	$—
Mortgage loans held for sale	98,115	—	98,115	—
Trading securities	102,932	—	102,932	—
Securities available for sale:
U.S. Treasuries	10,656	—	10,656	—
U.S. Government agencies	150,418	—	150,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	—	1,377,525	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	—	459,095	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	—	1,040,555	—
State and municipal obligations	945,723	—	945,723	—
Small Business Administration loan-backed securities	310,112	—	310,112	—
Corporate securities	26,509	—	26,509	—
Total securities available for sale	4,320,593	—	4,320,593	—
Mortgage servicing rights	89,795	—	—	89,795
SBA servicing asset	6,028	—	—	6,028
	$4,778,953	$—	$4,683,130	$95,823
Liabilities
Derivative financial instruments	$879,855	$—	$879,855	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Fair value	$86,772	$98,115
Unpaid principal balance	83,826	95,612
Fair value less aggregated unpaid principal balance	$2,946	$2,503

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2025. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the three months ended March 31, 2025 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2025	$89,795
Servicing assets that resulted from transfers of financial assets	2,056
Changes in fair value due to valuation inputs or assumptions	(3,081)
Changes in fair value due to decay	(1,028)
Fair value, March 31, 2025	$87,742

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the three months ended March 31, 2025 is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2025	$6,028
Servicing assets that resulted from transfers of financial assets	420
Changes in fair value due to decay	(301)
Changes in fair value due to valuation inputs or assumptions	62
Fair value, March 31, 2025	$6,209

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2025.

See Note 19 — Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025:
OREO	$7,469	$—	$—	$7,469
Bank properties held for sale	74,881	—	—	74,881
Individually evaluated loans	534,207	—	—	534,207
December 31, 2024:
OREO	$2,154	$—	$—	$2,154
Bank properties held for sale	3,268	—	—	3,268
Individually evaluated loans	71,112	—	—	71,112

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2025	2024
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	13%	28%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	5%	10%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of March 31, 2025, and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2024.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$3,299,690	$3,299,690	$3,299,690	$—	$—
Trading securities	107,401	107,401	—	107,401	—
Investment securities	8,395,044	8,019,537	280,119	7,673,842	65,576
Loans held for sale	357,918	357,918	—	357,918	—
Loans, net of allowance for credit losses	46,143,042	45,562,297	—	—	45,562,297
Accrued interest receivable	227,921	227,921	—	33,900	194,021
Mortgage servicing rights	87,742	87,742	—	—	87,742
SBA servicing asset	6,209	6,209	—	—	6,209
Interest rate swap – non-designated hedge	175,155	175,155	—	175,155	—
Other derivative financial instruments (mortgage banking related)	2,107	2,107	—	2,107	—
Financial liabilities:
Deposits
Noninterest-bearing	13,757,255	13,757,255	—	13,757,255	—
Interest-bearing other than time deposits	32,422,118	32,422,118	—	32,422,118	—
Time deposits	7,158,242	7,133,462	—	7,133,462	—
Federal funds purchased and securities sold under agreements to repurchase	679,337	679,337	—	679,337	—
Corporate and subordinated debentures	752,798	756,080	—	756,080	—
Other borrowings	—	—	—	—	—
Accrued interest payable	39,694	39,694	—	39,694	—
Interest rate swap – non-designated hedge	698,392	698,392	—	698,392	—
Other derivative financial instruments (mortgage banking related)	541	541	—	541	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,392,067	$1,392,067	$1,392,067	$—	$—
Trading securities	102,932	102,932	—	102,932	—
Investment securities	6,798,876	6,378,734	187,266	6,155,120	36,348
Loans held for sale	279,426	281,662	—	281,662	—
Loans, net of allowance for credit losses	33,437,647	32,448,618	—	—	32,448,618
Accrued interest receivable	163,402	163,402	—	25,035	138,367
Mortgage servicing rights	89,795	89,795	—	—	89,795
SBA servicing asset	6,028	6,028	—	—	6,028
Interest rate swap – non-designated hedge	160,407	160,407	—	160,407	—
Other derivative financial instruments (mortgage banking related)	1,083	1,083	—	1,083	—
Financial liabilities:
Deposits
Noninterest-bearing	10,192,117	10,192,117	—	10,192,117	—
Interest-bearing other than time deposits	23,703,027	23,703,027	—	23,703,027	—
Time deposits	4,165,722	4,145,687	—	4,145,687	—
Federal funds purchased and securities sold under agreements to repurchase	514,912	514,912	—	514,912	—
Corporate and subordinated debentures	391,534	377,616	—	377,616	—
Accrued interest payable	40,739	40,739	—	40,739	—
Interest rate swap – non-designated hedge	878,046	878,046	—	878,046	—
Other derivative financial instruments (mortgage banking related)	1,809	1,809	—	1,809	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (losses), net of tax, for the three months ended March 31, 2025 and 2024, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	56,586	56,586
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	230,254	230,254
Balance at March 31, 2025	$578	$(377,245)	$(376,667)

Three Months Ended March 31, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive loss before reclassifications	—	(40,458)	(40,458)
Net comprehensive loss	—	(40,458)	(40,458)
Balance at March 31, 2024	$627	$(623,621)	$(622,994)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Loss Component	2025	2024	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$228,811	$—	Securities losses, net
	(55,143)	—	Provision for income taxes
	173,668	—	Net income
Total reclassifications for the period	$173,668	$—

Note 16 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company as of March 31, 2024 and December 31, 2024:

			March 31, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$3,898	$79	$—	$3,945	$107	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	12,986,187	90,936	698,392	12,649,905	36,232	878,046
Matched interest rate swaps with counterparty (1)	Other Assets	12,880,321	84,154	—	12,559,707	124,032	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	3,586,000	(14)	—	3,083,000	36	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	157,000	129	—	129,000	—	1,809
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	135,000	1,978	541	88,000	1,083	—
Total derivatives		$29,748,406	$177,262	$698,933	$28,513,557	$161,490	$879,855
(1)	The fair value of the interest rate swap derivative assets was reduced by $524.5 million and $719.4 million at March 31, 2025 and December 31, 2024, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		March 31, 2025			December 31, 2024
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,899,249	$100,639	$3,094	$1,858,693	$133,304	$708
Less: Netting adjustment	172,329	(3,094)	(3,094)	49,000	(708)	(708)
Total gross derivative instruments, after netting	1,899,249	$97,545	$—	1,858,693	$132,596	$—
*

As of March 31, 2025 and December 31, 2024, counterparties provided $43.9 million and $53.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $30.0 million and $30.4 million in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.9 million to counterparties to secure swap positions that were not centrally cleared as of March 31, 2025 and December 31, 2024.

Balance Sheet Fair Value Hedge

As of March 31, 2025 and December 31, 2024, the Company maintained loan swaps, with an aggregate notional amount of $3.9 million accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $3.8 million both as of March 31, 2025 and December 31, 2024. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2025 and December 31, 2024, the interest rate swaps had an aggregate notional amount of approximately $25.9 billion and $25.2 billion, respectively. At March 31, 2025, the fair value of the interest rate swap derivatives is recorded in other assets at $175.1 million and in other liabilities at $698.4 billion. The fair value of derivative assets at March 31, 2025 was reduced by $524.5 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2024, the fair value of the interest rate swap derivatives was recorded in other assets at $160.3 million and other liabilities at $878.0 billion. The fair value of derivative assets at December 31, 2024 was reduced by $719.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $172,000 recorded on these derivatives for the three months ended March 31, 2025. There was a net gain of $113,000 recorded on these derivatives for the three months ended March 31, 2024. As of March 31, 2025, we provided $262.4 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $81.1 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $43.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of March 31, 2025 and December 31, 2024, the Company maintained an aggregate notional amount of $3.6 billion and $3.1 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $14,000 for these derivatives for the three months ended March 31, 2025. There was a net loss of $1,000 for these derivatives for the three months ended March 31, 2024.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at March 31, 2025, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2025 and 2024.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On March 31, 2025, we had derivative financial instruments outstanding with notional amounts totaling $157.0 million related to MSRs, compared to $129.0 million on December 31, 2024. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $129,000 at March 31, 2025, compared to a loss of $1.8 million at December 31, 2024.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Mortgage loan pipeline	$112,826	$59,291
Expected closures	97,758	53,177
Fair value of mortgage loan pipeline commitments	1,978	751
Forward sales commitments	135,000	88,000
Fair value of forward commitments	(541)	333

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

The following table presents actual and required capital ratios as of March 31, 2025 and December 31, 2024 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,480,248	11.03%	$3,479,453	7.00%	$3,230,921	6.50%
SouthState Bank (the Bank)	6,104,593	12.29%	3,475,618	7.00%	3,227,360	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,480,248	11.03%	4,225,051	8.50%	3,976,518	8.00%
SouthState Bank (the Bank)	6,104,593	12.29%	4,220,393	8.50%	3,972,135	8.00%
Total capital to risk-weighted assets:
Consolidated	6,819,716	13.72%	5,219,180	10.50%	4,970,648	10.00%
SouthState Bank (the Bank)	6,693,461	13.48%	5,213,427	10.50%	4,965,169	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,480,248	8.91%	2,461,151	4.00%	3,076,439	5.00%
SouthState Bank (the Bank)	6,104,593	9.92%	2,460,474	4.00%	3,075,592	5.00%
December 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,547,314	12.62%	$2,522,926	7.00%	$2,342,717	6.50%
SouthState Bank (the Bank)	4,817,945	13.38%	2,520,065	7.00%	2,340,060	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,547,314	12.62%	3,063,552	8.50%	2,883,343	8.00%
SouthState Bank (the Bank)	4,817,945	13.38%	3,060,079	8.50%	2,880,074	8.00%
Total capital to risk-weighted assets:
Consolidated	5,391,194	14.96%	3,784,388	10.50%	3,604,179	10.00%
SouthState Bank (the Bank)	5,271,725	14.64%	3,780,097	10.50%	3,600,093	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,547,314	10.04%	1,810,985	4.00%	2,263,732	5.00%
SouthState Bank (the Bank)	4,817,945	10.64%	1,810,497	4.00%	2,263,121	5.00%

As of March 31, 2025 and December 31, 2024, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion and $1.9 billion, respectively, at March 31, 2025 and December 31, 2024. The Company added $1.2 billion in goodwill related to the Independent acquisition in the first quarter of 2025. The Company also added $412.1 million in core deposit intangibles related to the Independent acquisition and $558,000 related to the purchase of a wealth business client list during the first quarter of 2025. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and subject to change as additional information becomes available during the measurement period. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2024 and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Gross carrying amount	$687,645	$274,829
Accumulated amortization	(232,202)	(208,371)
	$455,443	$66,458

Amortization expense totaled $23.8 million for the quarter ended March 31, 2025, compared to $6.0 million for the quarter ended March 31, 2024.  Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2025	$23,637
September 30, 2025	23,220
December 31, 2025	23,211
March 31, 2026	21,139
June 30, 2026	20,876
Thereafter	337,152
$449,235

Note 19 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.8 billion and $6.7 billion, as of March 31, 2025 and December 31, 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three months ended March 31, 2025 and March 31, 2024 were $4.3 million and $4.2 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At March 31, 2025 and December 31, 2024, MSRs were $87.7 million and $89.8 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three months ended March 31, 2025 and March 31, 2024 were losses of $3.1 million, compared with gains of $2.4 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2025	March 31, 2024
(Decrease)/increase in fair value of MSRs	$(3,081)	$2,384
Decay of MSRs	(1,028)	(1,442)
Gain (loss) related to derivatives	2,340	(2,580)
Net effect on Consolidated Statements of Income	$(1,769)	$(1,638)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2025		2024
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.73	years	7.97	years
Constant Prepayment rate (CPR)	7.5%		7.0%
Estimated impact on fair value of a 10% increase	$(883)		$(658)
Estimated impact on fair value of a 20% increase	(1,721)		(1,298)
Estimated impact on fair value of a 10% decrease	927		666
Estimated impact on fair value of a 20% decrease	1,884		1,328
Weighted average discount rate	10.8%		10.9%
Estimated impact on fair value of a 10% increase	$(3,186)		$(3,166)
Estimated impact on fair value of a 20% increase	(6,348)		(6,339)
Estimated impact on fair value of a 10% decrease	3,072		3,022
Estimated impact on fair value of a 20% decrease	5,825		5,738
Effect on fair value due to change in interest rates
25 basis point increase	$2,164		$1,761
50 basis point increase	4,128		3,296
25 basis point decrease	(2,281)		(1,952)
50 basis point decrease	(4,628)		(4,052)

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

Whole loan sales were $281.4 million for the three months ended March 31, 2025, compared to $222.6 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, $164.9 million, or 58.6%, were sold with the servicing rights retained by the Company, compared to $160.7 million, or 72.2% for the three months ended March 31, 2024.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the three months ended March 31, 2025 and March 31, 2024 were approximately $1.1 million and $117,000, respectively.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $86.8 million and $98.1 million at March 31, 2025 and December 31, 2024, respectively. Please see Note 14 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

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

During the first quarter of 2025, the Company purchased approximately $450.9 million in guaranteed portions of SBA loans. During the first quarter of 2025, the Company pooled approximately $312.9 million of the guaranteed portions of SBA loans into securities selling approximately $321.0 million into the secondary market. The Company also sold approximately $15.4 million in individual loans during the three months ended March 31, 2025. The Company held approximately $271.1 million in the guaranteed portion of SBA loans held for sale at March 31, 2025.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During the three months ended March 31, 2025 and 2024, the Company sold approximately $22.6 million and $31.0 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized net gains of $2.0 million and $2.9 million, respectively.

Note 21 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At March 31, 2025 and December 31, 2024, our repurchase agreements totaled $280.7 million and $254.7 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2025 and December 31, 2024. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $336.6 million and $370.4 million at March 31, 2025 and December 31, 2024, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At March 31, 2025 and December 31, 2024, our federal funds purchased totaled $398.7 million and $260.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowings

The Company has, from time to time, entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of March 31, 2025 and December 31, 2024, the Company had no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at March 31, 2025, were approximately $18.2 billion (collateral value of $9.6 billion) and investment securities and cash pledged were approximately $177.0 million (collateral value of $150.5 million). This allows the Company a total borrowing capacity at the FHLB of approximately $9.8 billion. After accounting for letters of credit totaling $2.3 million, the Company had unused net credit available with the FHLB in the amount of approximately $9.8 billion at March 31, 2025. The Company also has a total borrowing capacity at the FRB of $1.8 billion at March 31, 2025 secured by a blanket lien on $2.7 billion (collateral value of $1.8 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at March 31, 2025 or December 31, 2024.

Note 22 — Stock Repurchase Program

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the first quarter of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Program. During the first quarter of 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share pursuant to the 2022 Stock Repurchase Program. The 2022 Stock Repurchase Plan expired as of December 31, 2024.

The Company repurchased 109,712 and 95,537 shares at a cost of $11.2 million and $8.0 million, respectively, during the three months ended March 31, 2025 and 2024 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 23 — Segment Reporting

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia, Virginia, Texas and Colorado. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

The Company’s chief operating decision maker (“CODM”) is the Executive Committee. The CODM generally meets monthly and membership includes the senior executive management team including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, among other executives.

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

The table below provides net income and NIM information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation.

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net Income (GAAP)
Interest income	$808,566	$517,255
Interest expense	264,019	173,319
Net interest income (a)	544,547	343,936
Provision for credit losses	100,562	12,686
Net interest income after provision for credit losses	443,985	331,250
Total noninterest income
Securities losses, net	(228,811)	—
Gain on sale-leaseback, net of transaction costs	229,279	—
Other operating noninterest income	85,620	71,558
Total noninterest income	86,088	71,558
Total noninterest expense
Employee salaries	135,728	105,415
Employee commissions	11,276	10,240
Employee incentives	28,766	21,753
Other salaries and benefits	36,965	28,077
Deferred loan costs	(16,924)	(15,032)
Salaries and employee benefits	195,811	150,453
Occupancy expense	35,493	22,577
Information services expense	31,362	22,353
Professional fees	4,709	3,115
Amortization of intangibles	23,831	5,998
Business development and staff related	6,510	5,521
FDIC assessment and other regulatory charges	11,258	8,534
Merger and branch consolidation related expense	68,006	4,513
FDIC special assessment	—	3,854
Other operating expense	31,846	22,372
Total noninterest expense	408,826	249,290
Income before income tax provision	121,247	153,518
Income tax provision	32,167	38,462
Net income (GAAP)	$89,080	$115,056

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$57,497,453	$40,657,176
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.84%	3.40%

Note 24 — Subsequent Events

On April 24, 2025, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.54 per share. The dividend is payable on May 16, 2025 to shareholders of record as of May 9, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2024. Results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|Duncan-Williams Securities Corp. (“SouthState|Duncan-Williams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor, and Private Capital Management, also a wholly-owned registered investment advisor which it acquired through the Independent acquisition completed on January 1, 2025. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. In 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2025, we had $65.1 billion in assets and 6,405 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services. As of December 31, 2024, our workforce included employees that are White (70.95%), Black or African American (14.78%), Hispanic (7.78%), Asian (1.95%), Native - American or Alaskan) (0.23%), Native Hawaiian/Pacific Islander (0.17%), Two or more races (2.05%), and Other (2.09%).

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

The following discussion describes our results of operations for the quarter ended March 31, 2025, compared to the quarter ended March 31, 2024, and also analyzes our financial condition as of March 31, 2025 as compared to December 31, 2024. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Independent Bank Group, Inc. (“Independent”) Merger

On January 1, 2025, the Company acquired Independent, a Texas-based corporation, the bank holding company for Independent Bank, in an all-stock transaction. Pursuant to the Agreement dated May 17, 2024, shareholders of Independent received 0.60 shares of the Company’s common stock in exchange for each share of Independent stock resulting in the Company issuing 24,858,731 shares of its common stock. In total, the purchase price for Independent was $2.5 billion.

Sale-leaseback Transaction

On January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Under the Sale Agreement, the Bank has agreed, concurrently with the closing of the sale of the branches, to enter into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”). The Company completed the Sale-leaseback Transaction on February 28, 2025. See accompanying Note 8 — Leases to our consolidated financial statements.

Capital Management

On February 11, 2025, the Company received Federal Reserve Board’s supervisory nonobjection on the 2025 stock repurchase program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. See accompanying Note 22 — Stock Repurchase Program to our consolidated financial statements.

Governmental and Regulatory Environment

It is uncertain how the rapid changes initiated by the Trump Administration will impact our business going forward. These include the impact of tariffs, immigration reform, and changes at the agencies that regulate us, including the modification, rescission, withdrawal or changes to the approach and enforcement of, rules and guidance relating to us.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following is a summary of our allowance for credit losses (“ACL”) critical accounting policy, which is highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses (ACL)

The ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management has a methodology determining its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 7 — Allowance for Credit Losses and “Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures” in this MD&A.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $246 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $118 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and continued geopolitical tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at March 31, 2025.

Results of Operations

Overview

We reported consolidated net income of $89.1 million, or diluted earnings per share (“EPS”) of $0.87, for the first quarter of 2025 as compared to consolidated net income of $115.1 million, or diluted EPS of $1.50, in the comparable period of 2024, a 22.6% decrease in consolidated net income and a 42.0% decrease in diluted EPS. The $26.0 million decrease in consolidated net income was the net result of the following items:

●	A $291.3 million increase in interest income, resulting from a $260.9 million increase in interest income from loans and loans held for sale, a $16.1 million increase in interest income from investment securities, and a $14.3 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to a $14.4 billion increase in average balance of loans and loans held for sale along with a 52 basis point increase in yield. The increase in average balance was mainly due to the loans acquired in the Independent acquisition of $13.1 billion in the first quarter of 2025 along with the organic loan growth in 2024. The increase in yield was mainly due to the loan accretion recognized for the Independent loan portfolio. The increase in interest income from investments securities was due to a $860.0 million increase in the average balance and a 55 basis point increase in the yield. The increase in the average balance in the investment portfolio was also due to the Independent acquisition and the increase in yield was due to the effect of the investment bond restructuring completed in the first quarter of 2025. The increase in interest income on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to a $1.5 billion increase in the average balance;
●	A $90.7 million increase in interest expense, which resulted from a $85.8 million increase in interest expense from deposits, a $182,000 increase in interest expense in federal funds purchased and securities sold under agreements to repurchase and a $4.7 million increase in interest expense from corporate and subordinated debentures and other borrowings. The increase in interest expense from deposits resulted from an increase in the average balance of interest-bearing deposits of $12.9 billion along with a 10 basis point increase in average cost on interest bearing deposits. The increase in average balance was mainly due to $12.0 billion of interest-bearing deposits assumed from Independent in the first quarter of 2025. The increase in interest expense from corporate and subordinated debentures and other borrowings was due to an increase in average balance of $248.3 million as the Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition;
●	An $87.9 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $100.6 million in the first quarter of 2025 while recording a provision for credit losses of $12.7 million in the first quarter of 2024. The main reason for the increase in 2025 was due to the Company recording the initial provision for credit losses of $80.0 million and $12.1 million on the Independent non-PCD loans portfolio and unfunded commitments, respectively, in the first quarter of 2025;

●	A $14.5 million increase in noninterest income, primarily from an increase in service charges on deposit accounts of $2.3 million, in mortgage banking income of $1.6 million, in trust and investment services income of $4.5 million, in correspondent banking and capital market income of $5.2 million and in bank owned life insurance income of $3.3 million. These increases were slightly offset by a decline in other noninterest income of $2.2 million and SBA income of $1.1 million. The increases in service charge on deposit account, trust and investment services income and bank owned life insurance income were mainly due to the acquisition of Independent in the first quarter of 2025. The decline in other noninterest income was due to the Company recognizing $2.5 million in credits from an external vendor in the first quarter of 2024. See Noninterest Income section on page 60 for further discussion;
●	A $159.5 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $45.4 million, in merger, branch consolidation, severance related and other restructuring expenses of $63.5 million, in amortization of intangibles of $17.8 million, in occupancy expense of $12.9 million, in information services expense of $9.0 million and in other noninterest expense of $6.9 million. These increases were mainly due to the increase in expenses resulting from the Independent acquisition in the first quarter of 2025. See Noninterest Expense section on page 62 for further discussion; and
●	Lower income tax provision of $6.3 million primarily due to lower pretax book income between the two quarters. The Company recorded pretax book income of $121.2 million in the first quarter of 2025 compared to pretax book income of $153.5 million in the first quarter of 2024. The effects of the lower pretax book income were partially offset by the impact of deferred tax remeasurement for legacy SouthState’s deferred balances, as a result of the acquisition Independent. Our effective tax rate was 26.53% for the three months ended March 31, 2025 compared to 25.05% for the three months ended March 31, 2024. See Income Tax Expense section on page 63 for further discussion.

Our quarterly efficiency ratio increased to 61.0% in the first quarter of 2025 compared to 58.5% in the first quarter of 2024. The increase in the efficiency ratio compared to the first quarter of 2024 was the result of a 58.2% increase in noninterest expense (excluding amortization of intangibles) partially offset by 51.8% increase in the total of tax-equivalent net interest income and noninterest income. The overall increase in both noninterest expense and tax-equivalent net interest income and noninterest income was due to the acquisition of Independent in the first quarter of 2025. The higher increase in noninterest expense was mainly due to the $63.5 million increase in merger, branch consolidation, severance related and other restructuring expenses during the first quarter of 2025 compared to the first quarter of 2024.

Basic and diluted EPS were $0.88 and $0.87, respectively, for the first quarter of 2025, compared to $1.51 and $1.50, respectively, for the first quarter of 2024. The decrease in basic and diluted EPS was due to a 22.6% decrease in net income in the first quarter of 2025 compared to the same period in 2024 along with an increase in average basic common shares of 32.9%. The decrease in net income in the first quarter of 2025 was mainly attributable to the initial provision for credit losses on Non-PCD loan portfolio and unfunded commitments from Independent of $92.1 million, an $63.5 million increase in merger, branch consolidation, severance related and other restructuring expenses and the impact of the deferred tax remeasurement of $5.6 million during the first quarter of 2025. The increase in average basic common shares was mainly due to the issuance of approximately 24.9 million shares of common stock related to the acquisition of Independent in the first quarter of 2025.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Return on average assets (annualized)	0.56%	1.03%
Return on average equity (annualized)	4.29%	8.36%
Return on average tangible equity (annualized)*	8.99%	13.63%
Dividend payout ratio	61.45%	34.42%
Equity to assets ratio	13.24%	12.29%
Average shareholders’ equity	$8,418,112	$5,536,551
*	Denotes a non-GAAP financial measure. The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.
●	For the three months ended March 31, 2025, the return on average assets declined compared to the same period in 2024. This decrease was primarily due to the decrease in net income of $26.0 million, or 22.6%, which was mainly attributable to costs associated with the acquisition of Independent including the initial provision for credit losses on Non-PCD loan portfolio and unfunded commitments from Independent of $92.1 million and a $63.5 million increase in merger, branch consolidation, severance related and other restructuring expenses. The decline in the return on average assets was also due to an increase in average assets for the three months ended March 31, 2025 of $19.3 billion, or 42.8%, compared to the same period in 2024, mainly due to the $18.1 billion in assets acquired from Independent in the first quarter of 2025.
●	For the three months ended March 31, 2025, the return on average equity and the return on average tangible equity declined compared to the same period in 2024. These decreases were primarily due to lower net income of 22.6%, along with an increase in average equity of 52.0% and tangible equity of 37.8%. The decline in net income was mainly due to costs associated with the acquisition of Independent noted above and the increase in average equity and tangible equity was mainly due to common stock issued in the acquisition of Independent.
●	The equity-to-assets ratio was 13.24% for the three months ended March 31, 2025, an increase of 0.95% from March 31, 2024. This increase resulted primarily from common stock issued with the acquisition of Independent and the net income earned during the last twelve months being greater than the increase in total assets of 44.3% from March 31, 2024.
●	Dividend payout ratios were 61.45% for the three-month period ending March 31, 2025 and 34.42% for the three-month period ending March 31, 2024. The increase in the dividend payout ratio for the three months ended March 31, 2025 was due to the 22.6% decrease in net income along with total dividends paid during the first quarter of 2025 increasing 38.2% compared to the same period in 2024. The increase in dividends paid was due to the increase in outstanding common shares in 2025 resulting from the issuance of 24.9 million shares of common stock for the acquisition of Independent in the first quarter of 2025.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income increased $200.6 million, or 58.3%, to $544.5 million in the first quarter of 2025 compared to $343.9 million in the same period in 2024, which primarily was due to the acquisition of Independent completed on January 1, 2025. Interest earning assets averaged $57.5 billion during the three months ended March 31, 2025 compared to $40.7 billion for the same period in 2024, an increase of $16.8 billion, or 41.4%. Interest bearing liabilities averaged $40.8 billion during the three months ended March 31, 2025 compared to $27.5 billion for the same period in 2024, an increase of $13.2 billion, or 48.1%.

The Federal Reserve implemented a total rate cut of 100 basis-point, beginning with a 50 basis-point reduction in mid-September 2024. This was followed by two additional cuts of 25 basis-point each, one in early November 2024 and the other in mid-December 2024. These rate cuts came after a series of rate hikes that began in March 2022, resulting in a target range of 4.25% to 4.50% at March 31, 2025. As a result, the Company operated in a comparatively lower rate environment for the first quarter of 2025 compared to the first quarter of 2024. Some key highlights are outlined below:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin increased by 44 basis points in the first quarter of 2025 compared to the same quarter of 2024. The net interest margin increased primarily due to the increase in the yield on interest earning assets of 58 basis points outweighing the increase in the cost of interest-bearing liabilities of 10 basis points.
o	Non-TE yield on interest-earning assets for the first quarter of 2025 increased by 58 basis points to 5.70% from the comparable period in 2024 due to higher yields on a majority of interest-earning assets, including loans held for investment, investments securities, and loans held for sale. The yield on loans increased primarily due to loan accretion of approximately $59.0 million recognized for the loan portfolio acquired from Independent. The yield on investment securities increased due to the effect of the investment bond restructuring completed in the first quarter of 2025. In addition, the average balance of the higher yielding acquired loans increased by $11.5 billion, the average balance of non-acquired loans increased by $2.8 billion, and the average balance of investment securities increased by $860.0 million, all due to balances acquired from Independent.
o	The average cost of interest-bearing liabilities for the first quarter of 2025 increased 10 basis points to 2.63% from the same period in 2024. The average cost of interest-bearing deposits increased 10 basis points primarily due to a higher interest expense incurred from corporate and subordinated debentures as the average balance increased by $360.5 million. The Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition. The cost decrease occurred across all deposit categories except for the transaction and money market accounts as a result of the comparatively lower rate environment. Our deposits started to shift from higher-costing certificates and other time deposits to lower-costing transaction and money market and savings accounts as the depositors have sought more liquidity and flexible funding in a changing interest rate environment. The average cost of federal funds purchased and securities sold with agreements to repurchase decreased by 92 basis points and 1 basis point, respectively, while the average balance increased by $66.9 million and $17.6 million, respectively. Other borrowings, consisting of FHLB advances had an average cost of 4.40% during the first quarter of 2025 compared to 5.66% for the comparable period in 2024. Our overall cost of funds, including noninterest-bearing deposits, was 1.97% for the three months ended March 31, 2025 compared to 1.83% for the three months ended March 31, 2024.

The table below summarizes the analysis of changes in interest income and interest expense for the quarter ended March 31, 2025 and 2024 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$2,199,800	$22,540	4.16%	$668,349	$8,254	4.97%
Investment securities (taxable) (1)	7,385,704	53,870	2.96%	6,652,981	39,745	2.40%
Investment securities (tax-exempt) (1)	940,071	7,516	3.24%	812,754	5,568	2.76%
Loans held for sale	174,833	3,678	8.53%	42,872	681	6.39%
Acquired loans, net	17,240,501	312,059	7.34%	5,758,426	89,563	6.26%
Non-acquired loans	29,556,544	408,903	5.61%	26,721,794	373,444	5.62%
Total interest-earning assets	57,497,453	808,566	5.70%	40,657,176	517,255	5.12%
Noninterest-Earning Assets:
Cash and due from banks	582,933			458,837
Other assets	6,798,857			4,352,024
Allowance for credit losses	(595,817)			(456,874)
Total noninterest-earning assets	6,785,973			4,353,987
Total Assets	$64,283,426			$45,011,163

Interest-Bearing Liabilities:
Transaction and money market accounts	$29,249,015	$176,949	2.45%	$19,544,019	$117,292	2.41%
Savings deposits	2,904,961	1,944	0.27%	2,589,251	1,818	0.28%
Certificates and other time deposits	7,165,188	67,064	3.80%	4,282,749	41,052	3.86%
Federal funds purchased	323,400	3,479	4.36%	256,506	3,369	5.28%
Securities sold with agreements to repurchase	298,305	1,430	1.94%	280,674	1,358	1.95%
Corporate and subordinated debentures	752,408	12,505	6.74%	391,870	6,009	6.17%
Other borrowings	59,728	648	4.40%	171,978	2,421	5.66%
Total interest-bearing liabilities	40,753,005	264,019	2.63%	27,517,047	173,319	2.53%
Noninterest-Bearing Liabilities:
Demand deposits	13,493,329			10,530,597
Other liabilities	1,618,980			1,426,968
Total noninterest-bearing liabilities (“Non-IBL”)	15,112,309			11,957,565
Shareholders’ equity	8,418,112			5,536,551
Total Non-IBL and shareholders’ equity	23,530,421			17,494,116
Total Liabilities and Shareholders’ Equity	$64,283,426			$45,011,163

Net Interest Income and Margin (Non-Tax Equivalent)		$544,547	3.84%		$343,936	3.40%
Net Interest Margin (Tax Equivalent)			3.85%			3.41%

Total Deposit Cost (without debt and other borrowings)			1.89%			1.74%
Overall Cost of Funds (including demand deposits)			1.97%			1.83%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased by $16.1 million in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This is a result of the Bank carrying a higher average balance in investment securities along with an increase in the yield on the investment portfolio in 2025 compared to the same period in 2024. The average balance of investment securities for the three months ended March 31, 2025 increased $860.0 million from the comparable period in 2024 due to the Company acquiring $1.6 billion in investment securities through the acquisition of Independent during the quarter. These securities were subsequently sold during the quarter with the proceeds reinvested into purchases of new securities that fit the Company’s investment strategy. The increase in investment securities related to the Independent acquisition was partially offset due to maturities and mortgage paydowns within the AFS and HTM investment portfolios. The yield on the total investment securities increased 55 basis points during the three months ended March 31, 2025 compared to the same period in 2024. This was due to recent purchases, including the reinvestment of the Independent investment portfolio at current market rates. The Company also conducted a securities repositioning during the quarter where it sold approximately $1.8 billion in investment securities at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and risk weightings and shortened the duration of the investment portfolio.

Loans

Interest earned on loans held for investment increased $258.0 million to $721.0 million in the quarter ended March 31, 2025 compared to the same period in 2024. Interest earned on loans held for investment included loan accretion income recognized during the quarters ended March 31, 2025 and 2024 of $61.8 million and $4.3 million, respectively, an increase of $57.5 million. Some key highlights for the quarter ended March 31, 2025 are outlined below:

●	Our non-TE yield on total loans increased 51 basis points in the first quarter of 2025 compared to the same period in 2024 due to a 108 basis-point increase in the yield on the acquired loan portfolio, slightly offset by a 1 basis-point decrease in yield on the non-acquired loan portfolio.
o	The yield on the acquired loan portfolio increased 108 basis points to 7.34% in the first quarter of 2025 from 6.26% in the same period in 2024, while interest income on the acquired loan portfolio increased $222.5 million during the same period.
◾	The interest income on acquired loans increased primarily due to an increase in the average balance of acquired loans of $11.5 billion. The average balance increased due to loans acquired from Independent, which was offset by paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio. The yield increased primarily due to loan accretion of approximately $59.0 million recognized for the loan portfolio acquired from Independent during the first quarter of 2025.
o	The yield on the non-acquired loan portfolio slightly decreased 1 basis points to 5.61% in the first quarter of 2025 compared to 5.62% in the same period in 2024. Interest income on the non-acquired loan portfolio increased $35.5 million during the same period.
◾	The increase in interest income on non-acquired loans was attributable to a higher average balance of $2.8 billion through organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio. The yield slightly decreased despite the average balance and interest income increases as the Company operated in a relatively lower rate environment during the current year compared to the same period in 2024.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $13.2 billion, or 48.1%, in the first quarter of 2025 compared to the same period in 2024. The cost of interest-bearing liabilities increased by 10 basis points to 2.63% and the overall cost of funds, including demand deposits, increased by 14 basis points to 1.97% in the first quarter of 2025 compared to the same period in 2024. Some key highlights for the quarter ended March 31, 2025 compared to the same period in 2024 include:

●	The cost of interest-bearing deposits was 2.54% for the first quarter of 2025 compared to 2.44% for the same period in 2024.
o	Interest expense on interest-bearing deposits increased by $85.8 million in the first quarter of 2025 compared to the same period in 2024 as interest expense on all interest-bearing deposit accounts increased, primarily due to an increase in average balance of deposit accounts as a result of the balances assumed from the Independent acquisition. Interest expense on transaction and money market accounts, savings, certificates and other time deposits increased by $59.7 million, $126,000, and $26.0 million, respectively.
o	The average balance of interest-bearing deposits increased by $12.9 million, driving up interest expense. The increase in the average balance of transaction and money market, savings, and certificates and time deposits accounts were $9.7 billion, $315.7 million, and $2.9 billion, respectively.
●	The cost of federal funds purchased decreased by 92 basis points in the first quarter of 2025. The decline in the yield compared to the same period in 2024 was primarily driven by a lower interest rate environment, as the interest expense increased by $110,000 while the average balance grew by $66.9 million.
●	The cost of securities sold with agreements to repurchase was 1.94% for the first quarter of 2025 compared to 1.95% for the same period in 2024, driven by the effects from the lower interest environment. While the average balance grew by $17.6 million, interest expense only increased by $72,000.
●	The cost of corporate and subordinated debentures increased by 57 basis points to 6.74% for the three months ended March 31, 2025 compared to the same period in 2024, also driven by the effects from the increase in average balance of $360.5 million. The Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition. The increase in average balance resulted in an increase in interest expense of $6.5 million.

●	The cost of other borrowings, consisting of FHLB advances, for the three months ended March 31, 2025 was 4.40% and interest expense was $648,000 compared to 5.66% and $2.4 million during the first quarter of 2024. The decline in interest expense was due to a decline in the average balance of other borrowings of $112.3 million from $172.0 million during the first quarter of 2024 compared to $59.7 million during the same period in 2025.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $3.0 billion, or 28.1%, to $13.5 billion in the first quarter of 2025 compared to $10.5 billion during the same period in 2024. The increase in the average balance of noninterest bearing deposits was primarily due to noninterest-bearing deposit balances assumed from Independent during the first quarter of 2025.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2025 and 2024, noninterest income comprised 13.7% and 17.2%, respectively, of total net interest income and noninterest income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Service charges on deposit accounts	$24,952	$22,670
Debit, prepaid, ATM and merchant card related income	10,981	10,475
Mortgage banking income	7,737	6,169
Trust and investment services income	14,932	10,391
Correspondent banking and capital markets income	9,545	4,311
Securities losses, net	(228,811)	—
Gain on sale-leaseback, net of transaction costs	229,279	—
SBA income	3,232	4,363
Bank owned life insurance income	10,199	6,892
Other	4,042	6,287
Total noninterest income	$86,088	$71,558

Noninterest income increased by $14.5 million, or 20.3%, during the first quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher by $2.3 million, or 10.1%, in the first quarter of 2025 compared to the same period in 2024. The increase was mainly attributable to deposit accounts acquired from Independent.
●	Mortgage banking income increased by $1.6 million, or 25.4%, during the first quarter of 2025 compared to the same period of 2024, primarily from a $1.6 million, or 43.5%, increase in secondary market mortgage income. Mortgage production increased from $428.8 million in the first quarter of 2024 to $459.2 million in the first quarter of 2025 with slightly lower mortgage rates in 2025 compared to the same period in 2024. We allocated a higher percentage of mortgage production to the secondary market in the first quarter of 2025 compared to the same period in 2024 as the percentage allocated increased from 53% to 56%. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and is expected to fluctuate year to year.
o	Mortgage income from the secondary market increased by $1.6 million between the comparable periods resulting from a $2.3 million increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and increases in the change in fair value of the pipeline of $201,000 and loans held for sale of $394,000, offset by a decrease in the fair value of MBS forward trades of $1.3 million. Mortgage commission expense was $2.4 million during the first quarter of 2025 compared to $2.2 million during the comparable period in 2024.

o	The mortgage servicing related income, net of the hedge, slightly decreased by $23,000 in the first quarter of 2025. The decrease was primarily due to a $131,000 decrease in the change in fair value of the MSR including decay, offset by a $109,000 increase in service fee income. The decrease in fair value of the MSR between the comparable periods was primarily due to a decrease in the change in fair value from interest rates of $5.5 million, offset by an increase from gains/losses on the MSR hedge of $4.9 million and a $414,000 increase in MSR decay.
●	Trust and investment services income for the first quarter of 2025 increased by $4.5 million, or 43.7%, from the first quarter of 2024 as assets under management have increased by $2.0 billion, or 23.5%, in that same time frame. The trust and investment services income increased during the first quarter of 2025, primarily due to higher asset values and the addition of new clients through wealth management services provided by Private Capital Management, which became the Bank’s wholly owned subsidiary through the Company’s acquisition of Independent during the first quarter of 2025.
●	Correspondent banking and capital markets income in the first quarter of 2025 increased by $5.2 million, or 121.4%, compared to the same period in 2024. The increase was primarily related to an increase of $2.1 million in income generated from the sale of customer swap ARC hedges during the first quarter of 2025 compared to the first quarter of 2024, resulting from the comparatively lower interest rate environment in 2025. The increase was also due to the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $7.2 million related to variation margin payments in the first quarter of 2025 compared to an expense of $10.3 million in the first quarter of 2024.
●	SBA income decreased by $1.1 million, or 25.9%, during the first quarter of 2025 compared to the same period in 2024. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease was attributable to lower gains on sale of SBA loans of $897,000 and decline in the change in fair value of the SBA servicing asset of $235,000.
●	During the three months ended March 31, 2025, the Company recorded net losses of $228.8 million on the sales of investment securities, excluding the sales of investment securities acquired from Independent. See Note 5 — Securities for more information.
●	The Company recorded a gain on sale of the properties of $229.3 million, net of transaction costs from a sale-leaseback transaction completed in February 2025. See Note 8 — Leases under Sale-leaseback Transaction section for more information.
●	Bank owned life insurance income increased by $3.3 million, or 48.0%, during the first quarter of 2025 compared to the first quarter of 2024. Bank owned life insurance income increased as the Company acquired approximately $252.0 million of bank owned life insurance assets from the Independent acquisition which increased the income by approximately $1.7 million, and death proceeds on policies received during the first quarter of 2025 for approximately $1.5 million.
●	Other income decreased by $2.2 million, or 35.7%, in the first quarter of 2025 compared to the same quarter in 2024. This decrease was primarily due to the Bank recognizing approximately $2.5 million in credits from an external vendor during the first quarter of 2024.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Salaries and employee benefits	$195,811	$150,453
Occupancy expense	35,493	22,577
Information services expense	31,362	22,353
OREO and loan related expense	1,784	606
Amortization of intangibles	23,831	5,998
Business development and staff related expense	6,510	5,521
Supplies and printing expense	3,128	2,540
Professional fees	4,709	3,115
FDIC assessment and other regulatory charges	11,258	8,534
FDIC special assessment	—	3,854
Advertising and marketing	2,290	1,984
Merger, branch consolidation, severance related and other expense	68,006	4,513
Other	24,644	17,242
Total noninterest expense	$408,826	$249,290

Noninterest expense increased by $159.5 million, or 64.0%, in the first quarter of 2025 compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased by $45.4 million, or 30.1%, in the first quarter of 2025 compared to the same period in 2024. The increase was primarily associated with the addition of Independent employees during the first quarter of 2025. Salaries increased by $34.9 million resulting from both merit increases and an increase in the number of employees, along with higher employee benefits from higher FICA tax paid and medical insurance expense of $6.7 million.
●	Occupancy expense increased $12.9 million, or 57.2%, in the first quarter of 2025 compared to the same period in 2024. The increase was primarily due to increases in branch maintenance and repair expenses and lease expense of $4.6 million and $5.4 million, respectively.
●	Information services expense increased by $9.0 million, or 40.3% in the first quarter of 2025 compared to the same period in 2024. The increase was due to additional cost associated with the Company updating its systems and software as it grows in size and complexity.
●	Amortization of intangibles increased by $17.8 million, or 297.3%, which is related to the Independent acquisition.
●	FDIC assessment and other regulatory charges increased by $2.7 million, or 31.9%, in the first quarter of 2025 compared to the same period in 2024. The increase in the FDIC assessment was primarily due to an increase in the FDIC assessment rate to bring the overall FDIC insurance fund to 1.35 times total deposits by the end of 2028. The increase also reflects changes in the Company’s size and complexity along with the effects from the increase in the Company’s classified assets.
●	The FDIC’s special assessment expense decreased by $3.9 million as the FDIC announced a projected reduction in the special assessment rate late 2024, resulting in no additional accrual recorded during the first quarter of 2025. The Company accrued a total of $3.9 million during the first quarter of 2024 based on the anticipation of a higher assessment that may be allocated to the Bank at that time.
●	Merger, branch consolidation, severance related and other expense increased by $63.5 million to $68.0 million in the first quarter of 2025 compared to the same period in 2024 primarily due to the Independent acquisition. Of the $68.0 million of expense recognized in the first quarter of 2025, approximately $66.5 million pertains to the Independent acquisition.
●	Other noninterest expense increased by $7.4 million, or 42.9%, in the first quarter of 2025 compared to the same period in 2024. This increase primarily resulted from a $2.7 million increase in other miscellaneous charge-offs and a $1.3 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. In addition, other miscellaneous expenses increased by approximately $2.2 million, which included increases from new expenses recorded as a result of the Independent acquisition including franchise tax payments, donations.

Income Tax Expense

Our effective tax rate was 26.53% for the three months ended March 31, 2025 compared to 25.05% for the three months ended March 31, 2024.  The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven primarily by an increase in non-deductible executive compensation related to the acquisition of Independent, as well as an increase in non-deductible FDIC premiums, an increase in non-deductible merger expense, and one-time expense of $5.6 million related to the remeasurement of the Company’s deferred tax balances resulting from the acquisition of Independent and new blended income tax rate. This was partially offset by an increase in the cash surrender value of BOLI policies, increased tax-exempt interest income, and additional tax benefits associated with the vesting of incentive stock compensation during the first quarter of 2025.

Segment Reporting

As discussed in Note 23—Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit.

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

Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Revenue, Adjusted (Non-GAAP)
Net interest income (GAAP) (a)	$544,547	$343,936
Plus:
Noninterest income	86,088	71,558
Revenue (GAAP)	$630,635	$415,494
Less:
Securities losses, net	(228,811)	—
Gain on sale-leaseback, net of transaction costs	229,279	—
Revenue, adjusted (Non-GAAP)	$630,167	$415,494

PPNR, Adjusted (Non-GAAP)
Revenue, adjusted (Non-GAAP)	$630,167	$415,494
Less:
Noninterest expense	408,826	249,290
PPNR (Non-GAAP)	$221,341	$166,204
Plus:
Merger and branch consolidation related expense	68,006	4,513
FDIC special assessment	—	3,854
PPNR, adjusted (Non-GAAP)	$289,347	$174,571

Net Interest Margin, Tax Equivalent ("TE") (non-GAAP)
Average interest earning assets (b)	$57,497,453	$40,657,176

Net interest margin, non-TE ((a)/(b)) (GAAP)	3.84%	3.40%
TE adjustment (c)	784	528
Net interest margin, TE (((a)+(c))/(b)) (non-GAAP)	3.85%	3.41%

Analysis of Financial Condition

Summary

Our total assets increased by approximately $18.8 billion, or 40.4%, from December 31, 2024 to approximately $65.1 billion at March 31, 2025. Within total assets, cash and cash equivalents increased by $1.9 billion, or 137.0% and loans increased by $12.9 billion or 37.9% during the period, while investment securities increased by $1.6 billion, or 23.5%. Within total liabilities, deposits grew $15.3 billion, or 40.1%, and federal funds purchased and securities sold under agreements to repurchase increased by $164.4 million, or 31.9%. Total borrowings increased by $361.3 million, or 92.3%. Total shareholder’s equity increased by $2.7 billion, or 46.4%. The increases in total assets, cash and cash equivalents, investment securities, loans, deposits and equity were all primarily driven by the acquisition of Independent on January 1, 2025. The increase in cash and cash equivalents was also due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits (excluding deposits acquired with Independent) of approximately $68.0 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $164.4 million. The increase in deposits excluding deposits acquired with Independent was mainly from the increases in money market accounts and time deposit accounts. Loans declined $263.2 million during the quarter, excluding the $13.1 billion in loans acquired in the Independent acquisition. Our loan to deposit ratio was 88% and 89% at March 31, 2025 and December 31, 2024, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 26% and 27% at March 31, 2025 and December 31, 2024, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At March 31, 2025, investment securities totaled $8.4 billion, compared to $6.8 billion at December 31, 2024, an increase of $1.6 billion, or 23.5%. During the first quarter of 2025, the Company acquired $1.6 billion in investment securities through the acquisition of Independent. A majority of these securities were subsequently sold during the quarter with the proceeds reinvested into securities that fit the Company’s investment strategy. The Company executed a securities repositioning during the quarter and sold investment securities with a book value of approximately $1.8 billion at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and risk weightings and shortened the duration of the investment portfolio. We purchased $3.3 billion in investment securities during the quarter from reinvesting funds provided by the sales of securities acquired from Independent and reinvesting proceeds from the sale of securities involved in the repositioning strategy. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $3.6 billion and a reduction from the net amortization of premiums of $2.4 million. Of the $3.3 billion in purchases of investment securities during the quarter, $3.2 billion were available-for-sale securities and $115.5 million were other investment securities. There were no purchases of held to maturity securities during the quarter. Other investment securities purchased were mainly related to capital stock with the Federal Home Loan Bank and Federal Reserve Bank. $38.0 million was redeemed by the Federal Home Loan Bank during the first quarter of 2025. The purchases in the Federal Home Loan Bank Stock and Federal Reserve Bank Stock during the quarter were mainly due to stock holding requirements related to the Independent acquisition. At March 31, 2025, approximately 69.7% of the investment portfolio was classified as available for sale, approximately 26.2% was classified as held to maturity and 4.1% was classified as other investments.

At March 31, 2025, the unrealized net loss of the available for sale securities portfolio was $505.1 million, or 7.9%, below its amortized cost basis, compared to an unrealized net loss of $808.6 million, or 15.8%, at December 31, 2024. At March 31, 2025, the unrealized net loss of the held to maturity securities portfolio was $375.5 million, or 17.1%, below its amortized cost basis, compared to an unrealized net loss of $420.1 million, or 18.6%, at December 31, 2024. The decrease in the unrealized net loss in the available for sale investment portfolio of $303.6 was mainly due to the securities repositioning transaction where the Company sold $1.8 billion in securities during the quarter and recognized a loss of $228.8 million. The proceeds from this transaction were reinvested in investment securities at current pricing. The decrease in the unrealized net loss for the held to maturity portfolio of $44.6 during the first three months of 2025 was due to changes in market interest rates during the quarter.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Gain (Loss)	AAA – A	Not Rated
March 31, 2025
U.S. Treasuries	$18,294	$18,293	$(1)	$18,294	$—
U.S. Government agencies	132,908	112,547	(20,361)	132,908	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	2,875,981	2,494,968	(381,013)	92	2,875,889
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,802,135	2,688,339	(113,796)	—	2,802,135
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	989,567	840,372	(149,195)	20,339	969,228
State and municipal obligations	1,085,891	910,649	(175,242)	1,083,983	1,908
Small Business Administration loan-backed securities	621,133	581,684	(39,449)	538,900	82,233
Corporate securities	28,498	26,990	(1,508)	—	28,498
	$8,554,407	$7,673,842	$(880,565)	$1,794,516	$6,759,891

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

At March 31, 2025, we had 1,123 investment securities, including both available for sale and held to maturity in an unrealized loss position, which totaled $893.6 million unrealized loss position. At December 31, 2024, we had 1,214 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.3 billion. The total number of investment securities with an unrealized loss position decreased by 91 securities, while the total dollar amount of the unrealized loss decreased by $335.9 million. The reduction in the number of securities in a loss position and level of unrealized losses during the quarter was mainly due the securities repositioning strategy during the quarter where we sold certain available-for-sale investment securities and recognized the losses and then reinvested the proceeds in investment securities at current market prices. The reduction was also due to changes in interest rate during the quarter.

All investment securities in an unrealized loss position as of March 31, 2025, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

As securities held for investment are purchased, they are designated as held to maturity or available for sale based upon our intent, which incorporates liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. From time to time, the Bank may execute transactions to reposition the investment portfolio, as we did during the quarter ended March 31, 2025. Such activity has not expanded the broad asset classes used by the Bank. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of March 31, 2025:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$19,987	2.06%	$112,921	1.67%	$—	—%	$132,908	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	121,793	1.96	1,140,983	1.84	1,262,776	1.85
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	405,003	2.55	405,003	2.55
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,391	0.94	174,543	1.47	135,149	1.51	346,083	1.43
Small Business Administration loan-backed securities	—	—	—	—	—	—	49,210	1.20	49,210	1.20
Total held to maturity	$—	—%	$56,378	1.34%	$409,257	1.67%	$1,730,345	1.96%	$2,195,980	1.89%
Available for Sale (fair value)
U.S. Government treasuries	$18,293	4.21%	$—	—%	$—	—%	$—	—%	$18,293	4.21%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	167	3.98	5,641	2.09	100,790	2.63	1,340,518	3.33	1,447,116	3.28
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	30	2.92	3,726	2.42	5,372	2.38	2,338,006	4.63	2,347,134	4.62
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	17,422	3.45	130,577	3.73	220,621	2.75	192,014	1.83	560,634	2.66
State and municipal obligations	7,703	3.30	29,816	3.09	153,253	2.66	719,877	2.84	910,649	2.81
Small Business Administration loan-backed securities	6,096	2.36	18,123	4.48	183,495	4.88	334,839	3.48	542,553	3.94
Corporate securities	—	—	10,466	7.33	15,649	4.15	875	4.50	26,990	5.31
Total available for sale	$49,711	3.57%	$198,349	3.81%	$679,180	3.32%	$4,926,129	3.83%	$5,853,369	3.76%
Total other investments	$—	—%	$—	—%	$—	—%	$345,695	3.37%	$345,695	3.37%
Total investment securities	$49,711	3.57%	$254,727	3.27%	$1,088,437	2.70%	$7,002,169	3.34%	$8,395,044	3.25%
Percent of total	2%		3%		13%		83%
Cumulative percent of total	2%		4%		17%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 83.6% (based on amortized cost) of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 12.2% (based on amortized cost) of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Double A or Triple A category.

As of March 31, 2025, the portfolio had an effective duration of 4.77 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	March 31, 2025		December 31, 2024
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,908	6.03	$147,272	5.85
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,262,776	5.80	1,297,543	5.94
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	405,003	6.39	411,721	6.76
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	346,083	5.44	348,338	6.12
Small Business Administration loan-backed securities	49,210	3.86	49,796	9.12
Total held to maturity	$2,195,980	5.82	$2,254,670	6.18
Available for Sale (fair value)
U.S. Treasuries	$18,293	0.14	$10,656	0.10
U.S. Government agencies	—	—	150,418	3.95
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,447,116	4.78	1,377,525	5.73
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,347,134	2.92	459,095	6.00
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	560,634	4.90	1,040,555	5.35
State and municipal obligations	910,649	8.54	945,723	10.08
Small Business Administration loan-backed securities	542,553	1.48	310,112	5.09
Corporate securities	26,990	1.61	26,509	1.27
Total available for sale	$5,853,369	4.41	$4,320,593	6.47

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2025, we determined that there was no impairment on our other investment securities. As of March 31, 2025, other investment securities represented approximately $345.7 million, or 0.53% of total assets, and primarily consists of FHLB and FRB stock which totals to approximately $257.7 million, or 0.40% of total assets. There were no gains or losses on the sales of these securities for three months ended March 31, 2025 and 2024, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and its subsidiary SouthState|Duncan-Williams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $107.4 million and $102.9 million at March 31, 2025 and December 31, 2024, respectively.

Loans Held for Sale

The balance of loans held for sale increased $78.5 million from December 31, 2024 to $357.9 million at March 31, 2025. Loans held for sale at March 31, 2025 and December 31, 2024 consisted of mortgage and SBA loans held for sale.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $271.1 million at March 31, 2025 compared to $181.3 million at December 31, 2024. See Note 20 — SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $86.8 million at March 31, 2025, a decrease from $98.1 million at December 31, 2024. Total mortgage production was $459 million in the first quarter of 2025. This compares to $456 million in the fourth quarter of 2024. Mortgage production has remained relatively stable as mortgage rates declined slightly during the quarter. The percentage of mortgage production sold into the secondary market decreased to 56% at March 31, 2025 compared to 60% at December 31, 2024. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	March 31,	% of	December 31,	% of
(Dollars in thousands)	2025	Total	2024	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$1,036,857	2.2%	$37,527	0.1%
Commercial non-owner-occupied	5,370,751	11.5%	1,317,925	4.0%
Commercial owner-occupied real estate	2,154,617	4.6%	912,760	2.7%
Consumer owner-occupied	1,285,792	2.7%	428,753	1.3%
Home equity loans	254,212	0.5%	190,455	0.6%
Commercial and industrial	2,135,035	4.6%	579,883	1.7%
Other income producing property	753,539	1.6%	111,394	0.3%
Consumer non real estate	93,844	0.2%	56,879	0.2%
Other	206	—%	206	—%
Total acquired - non-purchased credit deteriorated loans	13,084,853	27.9%	3,635,782	10.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	315,841	0.7%	5,893	—%
Commercial non-owner-occupied	2,141,626	4.6%	349,998	1.0%
Commercial owner-occupied real estate	592,090	1.3%	266,288	0.8%
Consumer owner-occupied	208,004	0.4%	145,290	0.4%
Home equity loans	26,427	0.1%	23,447	0.1%
Commercial and industrial	247,557	0.5%	21,451	0.1%
Other income producing property	68,851	0.1%	24,013	0.1%
Consumer non real estate	34,094	0.1%	25,775	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	3,634,490	7.8%	862,155	2.5%
Total acquired loans	16,719,343	35.7%	4,497,937	13.3%
Non-acquired loans:
Construction and land development	2,145,211	4.6%	2,140,907	6.3%
Commercial non-owner-occupied	8,023,709	17.2%	7,715,809	22.8%
Commercial owner-occupied real estate	4,670,409	10.0%	4,537,328	13.4%
Consumer owner-occupied	6,674,681	14.3%	6,570,842	19.4%
Home equity loans	1,389,836	3.0%	1,356,182	4.0%
Commercial and industrial	5,723,892	12.2%	5,621,542	16.6%
Other income producing property	463,643	1.0%	472,343	1.4%
Consumer non real estate	947,934	2.0%	979,945	2.9%
Other	8,074	—%	10,092	—%
Total non-acquired loans	30,047,389	64.3%	29,404,990	86.7%
Total loans (net of unearned income)	$46,766,732	100.0%	$33,902,927	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $12.9 billion to $46.8 billion at March 31, 2025. Our non-acquired loan portfolio increased by $642.4 million, or 8.9% annualized, driven by organic growth and the migration of loans from acquired loans as they renew. Commercial non-owner-occupied loans, commercial owner-occupied real estate loans, consumer owner-occupied loans, commercial and industrial loans, home equity loans and construction and land development loans led the way with $307.9 million, $133.1 million, $103.8 million, $102.4 million, $33.7 million and $4.3 million in year-to-date loan growth, respectively, or 16.2%, 11.9%, 6.4%, 7.4%, 10.1% and .8% annualized growth, respectively. The acquired loan portfolio increased by $12.2 billion. This increase in acquired loans was due to the addition of $13.1 billion from the acquisition of Independent, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, construction and land development loans, consumer owner-occupied loans and other income producing property loans which increased by $5.8 billion, $1.8 billion, $1.6 billion, $1.3 billion, $919.8 million and $687.0 million, respectively, during the quarter. Acquired loans as a percentage of total loans increased to 35.7% and non-acquired loans as a percentage of the overall portfolio decreased to 64.3% at March 31, 2025. This compares to acquired loans as a percentage of total loans of 13.3% and non-acquired loans as a percentage of total loans of 86.7% at December 31, 2024.

Total commercial non-owner-occupied loans of $15.5 billion, approximately 33.2% of the total loans held for investment, was the largest category of the loan portfolio as of March 31, 2025. As of March 31, 2025, approximately 94% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $15.5 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 96% of the office segment was located in the Company’s footprint and approximately 5% was located within the metropolitan or central business district.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Non-Accrual	Accruing	Special Mention
March 31, 2025
Loan Type:
Retail	$4,352,544	$2,187	0.16%	1.40%	2.33%
Multifamily	2,522,417	3,272	—%	13.66%	7.60%
Warehouse/Industrial	2,443,580	2,059	—%	3.60%	3.54%
Office	1,837,118	1,568	1.59%	9.07%	2.55%
Hotel	1,315,047	5,058	0.04%	6.43%	2.52%
Medical	870,653	2,034	0.19%	2.06%	2.57%
Other	663,765	1,584	—%	9.83%	3.89%
Self Storage	625,278	3,142	—%	9.15%	3.30%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of March 31, 2025.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict, unrest in middle east, and changes in global trade policy, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and a four-quarter reversion period.

In spite of the rapid interest rate hikes experienced cycle-to-date, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending March 31, 2025, management selected a baseline weighting of 40%, a 30% weighting for an upside scenario and a 30% weighting for the more severe scenario. The scenario weightings were unchanged from the prior quarter. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The scenario weightings reflect continued recognition of downside risks in the economic forecast from persistent levels of inflation, high interest rates, and tightening credit conditions conducive of a mild recession. While employment figures still show resilience and actual loan losses remain at low levels, continued projected borrower weakness related to high interest rates, uncertainty, and lingering chances of an economic downturn continue to moderate optimism in the path of the forecast and kept expected losses mostly flat. The Company recorded a total provision for credit losses of $100.6 million for the first quarter of 2025, which included an initial provision for credit losses of $80.0 million and $12.1 million for Non-PCD loans and unfunded commitments, respectively, acquired from Independent. Excluding this initial provision for balances acquired from Independent, the Company recorded a provision for credit losses of $3.7 million and $4.8 million for funded loans and unfunded commitments, respectively, during the first quarter of 2025.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of March 31, 2025, the balance of the ACL was $623.7 million or 1.33% of total loans. The ACL increased $158.4 million from the balance of $465.3 million recorded at December 31, 2024. The net increase during the first quarter of 2025 included an initial provision related to PCD loans acquired from Independent of $118.6 million, an initial provision related to Non-PCD loans acquired from Independent of $80.0 million, a $3.7 million provision for all other loans, and $43.9 million in net charge-offs, which included $39.4 million of acquisition date charge-offs on PCD loans acquired from Independent. During the three months ended March 31, 2025, the Company recorded a provision for credit losses based on loan growth and current forecasts applied to our modeling to adequately capture potential economic recessionary risks.

At March 31, 2025, the Company had a reserve on unfunded commitments of $62.3 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $45.3 million at December 31, 2024. During the three months ended March 31, 2025, the Company recorded an increase in the reserve for unfunded commitments of $16.9 million, which was comprised of $12.1 million in the initial provision for unfunded commitments acquired from Independent and $4.8 million for all other unfunded commitments. This amount was recorded in Provision for Credit Losses on the Consolidated Statements of Income. For the comparative period in 2024, the Company had a reserve on unfunded commitments of $53.2 million recorded at March 31, 2024. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during the first three months of 2025.

The ACL provides 2.29 times coverage of nonperforming loans at March 31, 2025. Net charge-offs to the total average loans during the three months ended March 31, 2025 were 0.38%, including the acquisition date charge-offs on PCD loans acquired from Independent, compared to 0.03% during the three months ended March 31, 2024. We continued to experience solid and stable asset quality numbers and ratios as of March 31, 2025.

The following table provides the allocation, by segment, for expected credit losses as of March 31, 2025:

	March 31, 2025
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$54,326	19.6%
Residential Mortgage Junior	793	0.1%
Revolving Mortgage	14,868	3.7%
Residential Construction	12,555	1.6%
Other Construction and Development	78,541	5.9%
Consumer	16,304	2.3%
Multifamily	33,960	5.3%
Municipal	1,107	1.7%
Owner-Occupied Commercial Real Estate	101,656	15.9%
Non-Owner-Occupied Commercial Real Estate	172,334	27.9%
Commercial and Industrial	137,246	16.0%
Total	$623,690	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge-off ratios (annualized) by loan segment, for the quarters ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(368)	$9,719,220	(0.02)%	$(220)	$7,142,755	(0.01)%
Residential Mortgage Junior	11	41,030	0.11%	39	14,639	1.07%
Revolving Mortgage	151	1,946,671	0.03%	182	1,487,324	0.05%
Residential Construction	—	647,257	—%	(297)	634,180	(0.19)%
Other Construction and Development	98	2,640,423	0.02%	(468)	2,009,144	(0.09)%
Consumer	(3,298)	1,223,549	(1.09)%	(1,372)	1,199,449	(0.46)%
Multifamily	—	2,361,507	—%	25	1,033,034	0.01%
Municipal	—	917,205	—%	—	741,355	—%
Owner-Occupied Commercial Real Estate	(1,456)	7,623,351	(0.08)%	103	5,488,913	0.01%
Non-Owner-Occupied Commercial Real Estate	(13,460)	12,118,854	(0.45)%	(61)	7,839,935	(0.00)%
Commercial and Industrial	(25,547)	7,557,978	(1.37)%	(610)	4,889,492	(0.05)%
Total	$(43,869)	$46,797,045	(0.38)%	$(2,679)	$32,480,220	(0.03)%

The following table presents a summary of the changes in the ACL, for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025			2024
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573
Allowance adjustment - FMV for Independent acquisition	—	118,643	118,643	—	—	—
Initial Allowance for Non-PCD loans acquired during period	79,971	—	79,971	—	—	—
Independent Day 1 Loan Charge-offs PCD	—	(39,429)	(39,429)	—	—	—
Loans charged off	(7,024)	(398)	(7,422)	(7,718)	(222)	(7,940)
Recoveries of loans previously charged off	1,636	1,346	2,982	2,975	2,286	5,261
Net (charge-offs) recoveries	(5,388)	(38,481)	(43,869)	(4,743)	2,064	(2,679)
Provision (recovery) for credit losses	7,073	(3,408)	3,665	20,055	(4,295)	15,760
Balance at end of period	$526,615	$97,075	$623,690	$439,188	$30,466	$469,654

Total loans, net of unearned income:
At period end	$46,766,732			$32,667,310
Average	46,797,045			32,480,220
Net charge-offs as a percentage of average loans (annualized)	0.38%			0.03%
Allowance for credit losses as a percentage of period end loans	1.33%			1.44%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	229.15%			272.62%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2025	2024	2024	2024	2024
Non-acquired:
Nonaccrual loans	$144,079	$134,867	$101,438	$102,295	$106,189
Accruing loans past due 90 days or more	3,273	3,293	6,890	5,843	2,497
Modified loans to a borrower experiencing financial difficulty - nonaccrual	7,594	7,115	9,802	8,479	—
Total non-acquired nonperforming loans	154,946	145,275	118,130	116,617	108,686
Other real estate owned (“OREO”) (1) (6)	1,570	648	751	2,555	1,035
Other nonperforming assets (2)	720	534	466	321	554
Total nonperforming assets excluding acquired assets	157,236	146,457	119,347	119,493	110,275
Acquired:
Nonaccrual loans (3)	110,474	58,923	64,167	71,549	62,612
Accruing loans past due 90 days or more	537	—	389	916	135
Modified loans to a borrower experiencing financial difficulty - nonaccrual	6,217	6,391	6,564	6,738	839
Total acquired nonperforming loans	117,228	65,314	71,120	79,203	63,586
Acquired OREO (1) (7)	5,899	1,505	448	502	609
Other acquired nonperforming assets (2)	77	78	45	96	46
Total acquired nonperforming assets	123,204	66,897	71,613	79,801	64,241
Total nonperforming assets	$280,440	$213,354	$190,960	$199,294	$174,516

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.52%	0.50%	0.42%	0.43%	0.41%
Total nonperforming assets as a percentage of total assets (5)	0.24%	0.32%	0.26%	0.26%	0.24%
Nonperforming loans as a percentage of period end loans (4)	0.52%	0.49%	0.41%	0.42%	0.40%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.60%	0.63%	0.57%	0.60%	0.53%
Total nonperforming assets as a percentage of total assets (5)	0.43%	0.46%	0.41%	0.44%	0.39%
Nonperforming loans as a percentage of period end loans (4)	0.58%	0.62%	0.56%	0.59%	0.53%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank properties held for sale of $2.9 million, $3.3 million, $5.2 million, $6.1 million, and $9.0 million as of March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank properties held for sale of $72.0 million, $0, $0, $0, and $0 as of March 31, 2025, December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024, respectively, that is now separately disclosed on the balance sheet. This was one property acquired in the acquisition of Independent.

Total nonperforming assets were $280.4 million, or 0.60% of total loans and repossessed assets, at March 31, 2025, an increase of $67.1 million, or 31.4%, from December 31, 2024. Total nonperforming loans were $272.2 million, or 0.58%, of total loans, at March 31, 2025, an increase of $61.6 million, or 31.4%, from December 31, 2024. Non-acquired nonperforming loans increased by $9.7 million from December 31, 2024. The increase in non-acquired nonperforming loans was driven primarily by an increase in commercial nonaccrual loans of $7.6 million, an increase in consumer nonaccrual loans of $1.7 million, and an increase in modified loans to a borrower experiencing financial difficulty of $479,000. Acquired nonperforming loans increased $51.9 million from December 31, 2024. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $51.4 million and an increase in accruing loans past due 90 days or more of $537,000. The majority of the increase in acquired commercial nonaccrual loans was due to the addition of $53.7 million in loans acquired in the merger with Independent, offset by a $2.3 million decline in legacy commercial nonaccrual loans. The $53.7 million in loans acquired were primarily commercial real estate and commercial and industrial loans.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased by $11.7 billion, or 170.4% annualized, to $39.6 billion at March 31, 2025 from $27.9 billion at December 31, 2024. This increase was mainly driven by interest-bearing deposits of $10.8 billion as of March 31, 2025 acquired from Independent on January 1, 2025. Interest-bearing checking accounts increased $3.8 billion during the quarter which was driven by $3.9 billion as of March 31, 2025 in interest-bearing checking accounts acquired in the Independent acquisition. Savings accounts increased by $525.2 million during the quarter which was driven by $475.6 million as of March 31, 2025 in savings accounts acquired in the Independent acquisition. Money market accounts increased $4.4 billion during the quarter which was driven by $3.9 billion as of March 31, 2025 in money market accounts acquired in the Independent acquisition. Money market accounts additionally increased $475.3 million as customers continue to move funds from lower yielding deposit products seeking higher yields in money market accounts. Time deposits increased $3.0 billion during the quarter which was driven by $2.2 billion as of March 31, 2025 in time deposits acquired in the Independent acquisition. The additional growth in time deposits was due to an increase in brokered time deposits of $775.5 million during the quarter. Federal funds purchases related to the Correspondent Banking Division and securities sold under agreements to repurchase were $679.3 million at March 31, 2025, a $164.4 million increase from December 31, 2024. Corporate and subordinated debentures increased by $361.3 million to $752.8 million and was due to $360.5 in corporate and subordinated debentures assumed in the Independent acquisition.

As noted above, excluding the money market accounts acquired in the Independent acquisition, the Company continued to see higher yielding money market accounts increase during the first quarter of 2025. The Company raised interest rates on most interest-bearing deposit products (in particular money market accounts and time deposit specials) due to competitive pressures to retain deposits. Average interest-bearing deposits increased $12.9 billion to $39.3 billion in the quarter ended March 31, 2025 compared to the same period in 2024. For more information on the composition of our total deposits, see Note 9 — Deposits.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2025, the period end balance of noninterest-bearing deposits of $13.8 billion increased compared to the balance at December 31, 2024 of $10.2 billion. At March 31, 2025, the period-end balance of noninterest-bearing deposits included $3.9 billion assumed in the Independent acquisition. Noninterest-bearing deposits, excluding the deposits assumed during the quarter, declined $290.1 million. Average noninterest-bearing deposits were $13.5 billion for the first quarter of 2025 compared to $10.5 billion for the first quarter of 2024. This increase in the average noninterest bearing deposits from the quarter ended March 31, 2024 was due to the deposits assumed in the Independent acquisition.

Uninsured Deposits

At March 31, 2025 and December 31, 2024, the Company had approximately $21.8 billion and $14.7 billion, respectively, in estimated uninsured deposits. Total uninsured deposits at March 31, 2025 included $7.1 billion related to the Independent deposit base. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. During the first quarter of 2025, the Company issued $2.5 billion in stock related to the acquisition of Independent. As of March 31, 2025, shareholders’ equity was $8.6 billion, an increase of $2.7 billion, or 46.4%, from December 31, 2024.

The following table shows the changes in shareholders’ equity during the three months ended March 31, 2025.

(Dollars in thousands)
Total shareholders' equity at December 31, 2024	$5,890,415
Net income	89,080
Dividends paid on common shares ($0.54 per share)	(54,736)
Dividends paid on restricted stock units	(1,100)
Net increase in market value of securities available for sale, net of deferred taxes	230,254
Stock options exercised	330
Equity based compensation	8,254
Common stock repurchased - equity plans	(11,176)
Stock issued pursuant to the acquisition of Independent	2,472,947
Stock issued in lieu of cash - directors fees	93
Total shareholders' equity at March 31, 2025	$8,624,361

The Company did not repurchase any shares under the under the 2025 Repurchase Program during the first quarter of 2025. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of March 31, 2025, a total of 3,000,000 authorized shares remained available for repurchase.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2025	2024
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.03%	12.62%
Tier 1 risk-based capital	6.00%	11.03%	12.62%
Total risk-based capital	10.00%	13.72%	14.96%
Tier 1 leverage	N/A	8.91%	10.04%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.29%	13.38%
Tier 1 risk-based capital	8.00%	12.29%	13.38%
Total risk-based capital	10.00%	13.48%	14.64%
Tier 1 leverage	5.00%	9.92%	10.64%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios as of March 31, 2025 all declined as compared to December 31, 2024. The capital ratios declined due mainly to the effects on capital and assets from the acquisition with Independent. Tier 1 capital increased by 20.5% and 26.7% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition and the net income recognized during the quarter. Total risk-based capital increased by 26.5% and 27.0% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition, the net income recognized during the quarter along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets increased in the first quarter of 2025 when compared to the fourth quarter with average assets for both the Company and Bank increasing by 35.9% and risk-based assets increasing by 37.9%. The increases in both average assets and risk-based assets were due to the assets acquired in the Independent acquisition during the quarter ended March 31, 2025. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit to maintain a minimum of 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit to maintain a minimum of 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of March 31, 2025, the Company was operating within its liquidity policy limits except for the primary liquidity to uninsured deposits including collateralized deposits coverage ratio. This ratio temporarily did not meet the policy threshold of 80% due to the Independent acquisition and operational timing related to the movement of collateral. Management expects the ratio to return within the policy limit during the second quarter of 2025.

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

Our non-acquired loan portfolio increased in the three months ended March 31, 2025 by approximately $642.4 million, or approximately 8.9% annualized, compared to the balance at December 31, 2024. The increase from December 31, 2024 was mainly related to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio increased by $12.2 billion from the balance at December 31, 2024 due to acquisition of the Independent loan portfolio of $13.1 billion during the quarter. The acquired loans portfolio had reductions totaling $905.6 million through principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) increased in the three months ended March 31, 2025 by $1.6 billion compared to the balance at December 31, 2024. During the first quarter of 2025, the Company acquired $1.6 billion in investment securities through the acquisition of Independent. These securities were subsequently sold during the quarter with the proceeds reinvested into purchases of new securities that fit the Company’s investment strategy. The Company also conducted a securities repositioning during the quarter where it sold approximately $1.8 billion in investment securities at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and shortened the duration of the investment portfolio. Increases in the investment securities portfolio came from $1.6 billion in securities acquired in the Independent acquisition and $3.3 billion in investment securities purchased during the quarter from reinvesting funds provided by the sales of securities acquired from Independent and securities repositioning strategy. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $3.6 billion and a reduction from the net amortization of premiums of $2.4 million. The market value of the available for sale securities also increased during quarter by $303.6 million mainly through the securities repositioning and the recognition of losses in the portfolio. Of the $3.3 billion in purchases of investment securities during the quarter, $3.2 billion were in available-for-sale securities and $115.5 million were in other investment securities. There were no purchases of held to maturity securities during the quarter. Other investment securities purchased were mainly related to capital stock with the Federal Home Loan Bank and Federal Reserve Bank of which we sold back $38.0 million during the first quarter of 2025. The purchases in the Federal Home Loan Bank Stock and Federal Reserve Bank Stock during the quarter were mainly due to stock holding requirements related to the Independent acquisition. The Bank pledges a portion of its available-for-sale and held-to-maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of March 31, 2025, the bank pledged 69.4% of the market value of its available-for-sale and held-to-maturity investment portfolios. As of March 31, 2025, the Bank had unpledged securities with a market value of $2.3 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $3.3 billion at March 31, 2025 as compared to $1.4 billion at December 31, 2024. The increase in cash and cash equivalents was primarily due to the cash and cash equivalents acquired in the Independent acquisition of $1.0 billion, the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits (excluding deposits acquired with Independent) of approximately $68.0 million and an increase in federal funds purchased and securities sold under agreements to repurchase of $164.4 million.

At March 31, 2025, and December 31, 2024, we had $1.4 billion and $614.5 million of traditional, out–of–market brokered time deposits, respectively. At March 31, 2025, and December 31, 2024, we had $4.3 billion and $2.5 billion, respectively, of reciprocal brokered deposits. Total deposits were $53.3 billion at March 31, 2025, an increase of $15.3 million from $38.1 billion at December 31, 2024. Our deposit growth since December 31, 2024 was mainly attributable to the deposits acquired in the Independent acquisition of $15.2 billion. See further discussion on changes in deposits in the Interest-Bearing Liabilities and Noninterest-Bearing Deposits section of this MD&A. Total short-term borrowings at March 31, 2025 were $679.3 million, consisting of $398.7 million in federal funds purchased and $280.7 million in securities sold under agreements to repurchase. Total long-term borrowing at March 31, 2025, were $752.8 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $53.3 billion in total deposits at March 31, 2025, approximately 68% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.7 million accounts, with an average deposit size of $31,000. The top ten and twenty deposit relationships comprise approximately 3% and 4% of total deposits, and approximately 26% of total deposits are noninterest-bearing.

As discussed previously and presented below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of March 31, 2025.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$9,759
Federal Reserve Bank of Atlanta Discount Window	1,755
Cash and cash equivalents	3,300
Fair value of securities that can be pledged	2,253
Total primary sources	$17,067
Uninsured deposits, excluding collateralized deposits	$17,304
Uninsured and collateralized deposits	$21,788
Coverage ratio, uninsured deposits	78.3%
Coverage ratio, uninsured and uncollateralized deposits	98.6%
Ratio of uninsured and collateralized deposits to total deposits	40.8%

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

At March 31, 2025, the Bank had a total FHLB credit facility of $9.8 billion, with no outstanding borrowings in short-term FHLB advances and $2.3 million FHLB letters of credit outstanding at quarter-end, leaving $9.8 billion in availability on the FHLB credit facility. At March 31, 2025, the Bank had $1.8 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at March 31, 2025. The Bank has $2.3 billion in market value of unpledged securities at March 31, 2025, that can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total deposits, which would allow capacity of $8.0 billion at March 31, 2025. The Bank had $2.1 billion of outstanding brokered deposits at the end of the quarter-end leaving $5.9 billion in available capacity as per the internal policy limit of 15% of total deposits. All of the primary sources noted in the table above and the brokered deposit remaining available capacity would provide an additional $23.0 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2025. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of March 31, 2025. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 8.91%, 11.03% and 13.72%, respectively, at March 31, 2025. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.92%, 12.29% and 13.48%, respectively, at March 31, 2025. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of March 31, 2025 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of March 31, 2025, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 16 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of March 31, 2025, the Company was operating within its interest rate key risk indicator policy limits.

During 2024 and for the three months ended March 31, 2025, the beta assumption applied to total deposits increased to reflect changes in deposit mix. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of March 31, 2025, the total deposit beta assumption was 37.7%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in January 2025 as the Base Case Scenario. As of March 31, 2025, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.1% increase (up 100) and 1.3% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At March 31, 2025, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.0% decrease and 1.0 % increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.7% decrease and 1.0% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of March 31, 2025.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.1%
Down 100 basis points	(1.3)%
Down 200 basis points	(3.3)%
Down 300 basis points	(6.8)%
Down 400 basis points	(9.6)%

Deposit Concentrations

At March 31, 2025, and December 31, 2024, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 5% of the Company’s average total deposit balances at March 31, 2025. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.5 billion at March 31, 2025. Based on this criteria, we had eight such credit concentrations at March 31, 2025, including loans to lessors of nonresidential buildings (except mini-warehouses) of $10.3 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $3.1 billion, loans to lessors of residential buildings (investment properties and multi-family) of $3.8 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $11.3 billion, loans secured by jumbo (original loans greater than $548,250) of $3.4 billion, loans secured by business assets including accounts receivable, inventory and equipment of $3.2 billion and purchased syndication loans of $2.0 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2025, and December 31, 2024, the Bank’s CDL concentration ratio was 51.5% and 40.9%, respectively, and its CRE concentration ratio was 282.9% and 219.6%, respectively. As of March 31, 2025, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Return on average equity (GAAP)	4.29%	8.36%
Effect to adjust for intangible assets	4.70%	5.27%
Return on average tangible equity (non-GAAP)	8.99%	13.63%

Average shareholders’ equity (GAAP)	$8,418,112	$5,536,551
Average intangible assets	(3,558,378)	(2,009,649)
Adjusted average shareholders’ equity (non-GAAP)	$4,859,734	$3,526,902

Net income (GAAP)	$89,080	$115,056
Amortization of intangibles	23,831	5,998
Tax effect	(5,225)	(1,503)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$107,686	$119,551

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our acquisition of Independent in all-stock merger transaction. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, the following:

Risks relating to our Business and Business Strategy

●	Economic volatility risk, as a result of monetary, fiscal and trade law policies, such as tariffs, and inflation, potentially resulting in higher rates, deterioration in the credit markets, inflation, greater than expected noninterest expenses, excessive loan losses and other negative consequences, or on the other hand, lower rates, which also may have other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks relating to the merger and integration of SouthState and Independent, including, among others, (i) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (ii) the risk that the integration of Independent’s operations into SouthState’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate Independent’s businesses into SouthState’s businesses, (iii) the amount of the costs, fees, expenses and charges related to the merger, (iii) the risk of deposit attrition, client loss or revenue loss that may be greater than anticipated, and (iv) reputational risk and the reaction of each company’s customers, supplies, employees or other business partners to the merger;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business which are dependent on a variety of factors including economic conditions in the U.S. and globally, geopolitical factors including tariffs, competition, and the regulatory environment;
●	Interest rate risk and a decrease in our net interest income primarily resulting from our inability to effectively manage the risk, and its impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand and changes in mortgage conditions, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	Inflationary risks negatively impacting our business and profitability, earnings and budgetary projections, or demand for our products and services;
●	Risks related to the costs of funds and our profitability and liquidity, and changes in our deposit mix and growth;
●	Compliance, reputational and operational risks related to implementing new lines of business or new products and services and our failure to successfully manage such risks;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Risks related to the potential deterioration in real estate values and other adverse changes in mortgage conditions, higher risks inherent in a loan portfolio that includes commercial real estate loans, environmental risks in our lending activities, and risks that appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	Risks related to (i) our ability to effectively manage credit risk, interest rate risk and liquidity risk affecting the Bank’s ability to meet its obligations when they come due; and (ii) an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	The results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	The impact of the Current Expected Credit Loss standard, merger activity, and global events on our allowance for credit losses;

●	Risks related to maintaining adequate levels of capital to support our operations and the availability of additional capital when needed due to our size and continued pace of growth;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Reputational and operational risks associated with sustainability, stewardship and governance matters, including the impact of state legislation and inconsistent federal and state regulatory guidance and regulation;
●	Risks related to losses arising from errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	Increased risk from the adoption and use of artificial intelligence tools by us and our third party vendors and service providers, including risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, counterparties or other third parties;
●	Risks related to our reliance on and our ability to retain our culture and attract, retain, develop, and motivate qualified and highly skilled personnel as we grow and are located in new markets, and being able to offer competitive salaries and benefits, including flexibility of working remotely or in the office;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Transaction risk arising from problems with service or product delivery, and strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	Risks related to unexpected outflows of uninsured deposits requiring us to sell investment securities at a loss, price risks focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios, and the loss of value of our investment portfolio negatively impacting market perceptions of us, possibly resulting in deposit withdrawals;
●	Risks relating to consumers opting not to use banks to complete their financial transactions; and
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products.

Risks relating to the Regulatory Environment

●	Risks related to the heightened expectations of regulatory agencies exposing it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums the impact of special FDIC assessments, the effects of Consumer Financial Protection Bureau regulations or other guidance, changes in policies and standards for regulatory review of bank mergers, challenges to our income tax provision following changes to tax laws, regulations or interpretations, and the possibility of changes in accounting standards, policies, principles and practices;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Risks relating to the legal, regulatory and supervisory environment, including periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examinations, changes in financial services legislation and capital regulatory requirements, regulations policies or government officials or other personnel.

Risks relating to our Common Stock

●	Risks related to state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us; and

●	Risks related to: (i) shares of our Common Stock not being insured deposits and losing value; (ii) future capital needs resulting in dilution of shareholder investment; (iii) our ability to pay dividends which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; (iv) dilution in our common stock resulting from issuing stock as consideration in a potential merger or acquisition, future capital needs, or increased trading volume in our common stock in the public market; (v) rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders; (vi) volatility of our stock price stock that may or may not reflect economic condition or performance of SouthState; and (vii) our institutional shareholders, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces

●	Geopolitical and economic risks and market volatility associated with the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes resulting from a new U.S. presidential administration, changes in the fiscal and monetary policies of the federal government and its agencies, and changes to and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions;
●	Risks related to a slowdown in economic growth or a resumption of recessionary economic conditions impacting inflationary pressures and interest rates to dampen demand could adversely affect consumer confidence, loan payment patterns, and our charge-offs and the provision for credit losses;
●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies; and
●	Risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2025 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2024.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of March 31, 2025, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of March 31, 2025, were effective to provide reasonable assurance regarding our control objectives.

In conducting the evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2025, we excluded the operations of Independent as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). In conducting the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025, we excluded those disclosure controls and procedures of Independent that are subsumed by internal control over financial reporting. The merger was completed on January 1, 2025. As of January 1, 2025, Independent’s assets represented approximately 25 percent of our consolidated assets. See Note 4 — Mergers and Acquisitions for further discussion of the merger and its impact on our consolidated financial statements.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, Independent merged into SouthState Corporation. We are working to integrate Independent into our overall internal control over financial reporting processes. Except for changes made in connection with this integration of Independent, there has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of March 31, 2025, the Company had not incurred material costs as a result of the Cyber Incident.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident.  While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. These cases have been consolidated into one putative class action, which as of the date of this Quarterly Report on Form 10-Q, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).  For more information about the Original Suit and other litigations filed in connection with the Cyber Incident, please refer to Note 13 — Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other than the Cyber Incident Suit (as defined in Note 13 — Commitments and Contingent Liabilities), as of March 31, 2025, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	Issuer Purchases of Registered Equity Securities:

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the first quarter of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Program. As of March 31, 2025, there is a total of 3,000,000 shares authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the first quarter of 2025:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
January 1 ‑ January 31	40,386	*	$99.75	—	3,000,000
February 1 ‑ February 28	65,411	*	103.34	—	3,000,000
March 1 ‑ March 31	3,915	*	99.14	—	3,000,000
Total	109,712			—	3,000,000
*

For the three months ended March 31, 2025, monthly totals include 40,386, 65,411, and 3,915 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Stock Repurchase Program.

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
101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE CORPORATION
(Registrant)

Date: May 2, 2025	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2025	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2025	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer