Form 10-Q
period 2025-06-30
SouthState Corp
filed 2025-08-01
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2025
Common Stock, $2.50 par value	101,208,988

SouthState Corporation and Subsidiaries

June 30, 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$755,798	$525,506
Federal funds sold and interest-earning deposits with banks	2,465,004	593,777
Deposits in other financial institutions (restricted cash)	243,304	272,784
Total cash and cash equivalents	3,464,106	1,392,067
Trading securities, at fair value	95,306	102,932
Investment securities:
Securities held to maturity (fair value of $1,781,748 and $1,834,527)	2,145,991	2,254,670
Securities available for sale, at fair value	5,927,867	4,320,593
Other investments	357,487	223,613
Total investment securities	8,431,345	6,798,876
Loans held for sale	318,985	279,426
Loans:
Acquired - non-purchased credit deteriorated loans	12,492,553	3,635,782
Acquired - purchased credit deteriorated loans	3,409,186	862,155
Non-acquired loans	31,365,508	29,404,990
Less allowance for credit losses	(621,046)	(465,280)
Loans, net	46,646,201	33,437,647
Premises and equipment, net	964,878	502,559
Bank owned life insurance (“BOLI”)	1,280,632	1,013,209
Deferred tax assets	166,361	179,884
Derivatives assets	214,898	161,490
Mortgage servicing rights	85,836	89,795
Core deposit and other intangibles	433,458	66,458
Goodwill	3,094,059	1,923,106
Other assets	697,257	433,755
Total assets	$65,893,322	$46,381,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,719,030	$10,192,117
Interest-bearing	39,977,931	27,868,749
Total deposits	53,696,961	38,060,866
Federal funds purchased	364,032	260,191
Securities sold under agreements to repurchase	266,526	254,721
Corporate and subordinated debentures	1,099,705	391,534
Reserve for unfunded commitments	64,693	45,327
Derivative liabilities	612,284	879,855
Other liabilities	987,987	598,295
Total liabilities	57,092,188	40,490,789
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
101,498,000 and 76,322,206 shares issued and outstanding, respectively	253,745	190,805
Surplus	6,679,028	4,259,722
Retained earnings	2,240,470	2,046,809
Accumulated other comprehensive loss	(372,109)	(606,921)
Total shareholders’ equity	8,801,134	5,890,415
Total liabilities and shareholders’ equity	$65,893,322	$46,381,204

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$746,448	$478,360	$1,471,088	$942,048
Investment securities:
Taxable	68,081	38,747	121,951	78,492
Tax-exempt	6,136	5,769	13,652	11,337
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	19,839	8,248	42,379	16,502
Total interest income	840,504	531,124	1,649,070	1,048,379
Interest expense:
Deposits	241,593	165,481	487,550	325,643
Federal funds purchased and securities sold under agreements to repurchase	5,405	4,983	10,314	9,710
Corporate and subordinated debentures	15,558	5,999	28,063	12,008
Other borrowings	—	4,402	648	6,823
Total interest expense	262,556	180,865	526,575	354,184
Net interest income	577,948	350,259	1,122,495	694,195
Provision for credit losses	7,505	3,889	108,067	16,575
Net interest income after provision for credit losses	570,443	346,370	1,014,428	677,620
Noninterest income:
Fees on deposit accounts	37,869	33,842	73,802	66,987
Mortgage banking income	5,936	5,912	13,673	12,081
Trust and investment services income	14,419	11,091	29,351	21,482
Correspondent banking and capital markets income	13,767	4,860	23,312	9,171
SBA income	2,430	3,955	5,662	8,318
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Other income	12,396	15,565	26,637	28,744
Total noninterest income	86,817	75,225	172,905	146,783
Noninterest expense:
Salaries and employee benefits	200,162	151,435	395,973	301,888
Occupancy expense	41,507	22,453	77,000	45,030
Information services expense	30,155	23,144	61,517	45,497
OREO and loan related expense	2,295	1,307	4,079	1,913
Amortization of intangibles	24,048	5,744	47,879	11,742
Supplies, printing and postage expense	3,970	2,526	7,098	5,066
Professional fees	4,658	3,906	9,367	7,021
FDIC assessment and other regulatory charges	11,469	7,771	22,727	16,305
FDIC special assessment	—	619	—	4,473
Advertising and marketing	3,010	2,594	5,300	4,578
Merger, branch consolidation, severance-related, and other expense	24,379	5,785	92,385	10,298
Other expense	29,408	21,463	60,562	44,226
Total noninterest expense	375,061	248,747	783,887	498,037
Earnings:
Income before provision for income taxes	282,199	172,848	403,446	326,366
Provision for income taxes	66,975	40,478	99,142	78,940
Net income	$215,224	$132,370	$304,304	$247,426
Earnings per common share:
Basic	$2.12	$1.74	$3.00	$3.24
Diluted	$2.11	$1.73	$2.99	$3.23
Weighted average common shares outstanding:
Basic	101,495	76,251	101,453	76,276
Diluted	101,845	76,607	101,836	76,630

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$215,224	$132,370	$304,304	$247,426
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	6,222	3,839	80,976	(49,737)
Tax effect	(1,664)	(1,056)	(19,832)	12,062
Reclassification adjustment for net loss included in net income	—	—	228,811	—
Tax effect	—	—	(55,143)	—
Net of tax amount	4,558	2,783	234,812	(37,675)
Other comprehensive income (loss), net of tax	4,558	2,783	234,812	(37,675)
Comprehensive income	$219,782	$135,153	$539,116	$209,751

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, March 31, 2024	76,177,163	$190,443	$4,230,345	$1,749,215	$(622,994)	$5,547,009
Comprehensive loss:
Net income	—	—	—	132,370	—	132,370
Other comprehensive income, net of tax effects	—	—	—	—	2,783	2,783
Total comprehensive income						135,153
Cash dividends declared on common stock at $0.52 per share	—	—	—	(39,619)	—	(39,619)
Cash dividend equivalents paid on restricted stock units	—	—	—	(33)	—	(33)
Employee stock purchases	9,092	23	707	—	—	730
Stock options exercised	1,099	3	47	—	—	50
Restricted stock awards (forfeits)	(252)	(1)	1	—	—	—
Stock issued pursuant to restricted stock units	9,299	23	(23)	—	—	—
Stock issued in lieu of cash - directors fees	1,148	3	90	—	—	93
Common stock repurchased - equity plans	(1,826)	(5)	(135)	—	—	(140)
Share-based compensation expense	—	—	7,160	—	—	7,160
Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403

Balance, March 31, 2025	101,479,065	$253,698	$6,667,277	$2,080,053	$(376,667)	$8,624,361
Comprehensive loss:
Net income	—	—	—	215,224	—	215,224
Other comprehensive income, net of tax effects	—	—	—	—	4,558	4,558
Total comprehensive income						219,782
Cash dividends declared on common stock at $0.54 per share	—	—	—	(54,807)	—	(54,807)
Employee stock purchases	12,615	31	1,081	—	—	1,112
Stock options exercised	71	1	2	—	—	3
Stock issued pursuant to restricted stock units	5,930	15	(15)	—	—	—
Stock issued in lieu of cash - directors fees	1,404	3	122	—	—	125
Common stock repurchased - equity plans	(1,085)	(3)	(94)	—	—	(97)
Share-based compensation expense	—	—	10,655	—	—	10,655
Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134

SouthState Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	247,426	—	247,426
Other comprehensive loss, net of tax effects	—	—	—	—	(37,675)	(37,675)
Total comprehensive income						209,751
Cash dividends declared on common stock at $1.04 per share	—	—	—	(79,217)	—	(79,217)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,196)	—	(1,196)
Employee stock purchases	9,092	23	707	—	—	730
Stock options exercised	7,448	19	422	—	—	441
Restricted stock awards (forfeits)	(316)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	353,675	884	(884)	—	—	—
Stock issued in lieu of cash - directors fees	1,148	3	90	—	—	93
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased - equity plans	(97,363)	(243)	(7,850)	—	—	(8,093)
Share-based compensation expense	—	—	13,027	—	—	13,027
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403

Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	304,304	—	304,304
Other comprehensive income, net of tax effects	—	—	—	—	234,812	234,812
Total comprehensive income						539,116
Cash dividends declared on common stock at $1.08 per share	—	—	—	(109,543)	—	(109,543)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Employee stock purchases	12,615	31	1,081	—	—	1,112
Stock options exercised	7,047	19	314	—	—	333
Stock issued pursuant to restricted stock units	405,891	1,015	(1,015)	—	—	—
Stock issued in lieu of cash - directors fees	2,307	5	213	—	—	218
Common stock repurchased - equity plans	(110,797)	(277)	(10,996)	—	—	(11,273)
Share-based compensation expense	—	—	18,909	—	—	18,909
Common stock issued for Independent acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$304,304	$247,426
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	75,001	27,837
Provision for credit losses	108,067	16,575
Deferred income taxes	83,833	9,221
Losses on sale of securities, net	228,811	—
Share-based compensation expense	18,909	13,027
Accretion of discount related to acquired loans	(125,305)	(8,673)
Gains on disposal of premises and equipment	(115)	(7)
Gains on sale of bank properties held for sale and repossessed real estate	(229,810)	(1,090)
Net amortization of premiums and discounts on investment securities	5,437	9,721
Bank properties held for sale and repossessed real estate write downs	266	52
Fair value adjustment for loans held for sale	433	(1,008)
Originations and purchases of loans held for sale	(1,235,565)	(553,362)
Proceeds from sales of loans held for sale	658,553	511,006
Gains on sales of loans held for sale	(11,462)	(5,755)
Increase in cash surrender value of BOLI	(17,527)	(13,444)
Net change in:
Accrued interest receivable	(3,830)	(5,462)
Prepaid assets	6,992	(4,177)
Operating leases	2,817	216
Bank owned life insurance	(1,427)	(840)
Trading securities	514,762	(60,840)
Derivative assets	(46,679)	(12,097)
Miscellaneous other assets	16,915	40,804
Accrued interest payable	(26,808)	(1,465)
Accrued income taxes	(64,074)	20,603
Derivative liabilities	(275,258)	150,861
Miscellaneous other liabilities	(40,891)	25,351
Net cash (used in) provided by operating activities	(53,651)	404,480
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,874,110	—
Proceeds from maturities and calls of investment securities held to maturity	106,692	136,746
Proceeds from maturities and calls of investment securities available for sale	674,993	241,844
Proceeds from sales and redemptions of other investment securities	45,302	85,517
Purchases of investment securities available for sale	(3,503,942)	(13,014)
Purchases of other investment securities	(117,363)	(94,989)
Net increase in loans	(209,675)	(857,537)
Net cash received from acquisitions	1,040,765	—
Net cash paid for acquisition of customer list	(279)	—
Recoveries of loans previously charged off	7,700	9,626
Purchases of premises and equipment	(32,933)	(14,999)
Proceeds from redemption and payout of bank owned life insurance policies	3,532	3,739
Proceeds from sale of bank properties held for sale and repossessed real estate	464,751	8,724
Proceeds from sale of premises and equipment	972	363
Net cash provided by (used in) investing activities	1,354,625	(493,980)
Cash flows from financing activities:
Net increase in deposits	430,633	49,798
Net increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	115,646	53,218
Proceeds from borrowings	1,045,039	2,550,000
Repayment of borrowings	(700,000)	(2,350,000)
Common stock issuance	1,330	823
Common stock repurchases	(11,273)	(16,078)
Dividends paid	(110,643)	(80,413)
Stock options exercised	333	441
Net cash provided by financing activities	771,065	207,789
Net increase in cash and cash equivalents	2,072,039	118,289
Cash and cash equivalents at beginning of period	1,392,067	998,877
Cash and cash equivalents at end of period	$3,464,106	$1,117,166

SouthState Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$553,383	$355,649
Income taxes	$72,267	$42,186
Recognition of operating lease assets in exchange for lease liabilities	$397,318	$9,093
Schedule of Noncash Operating Transactions:
Pooling of SBA loans held for sale into trading securities	$507,136	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$16,553,467	$—
Other intangible assets acquired	414,553	—
Liabilities assumed	15,665,912	—
Net identifiable assets acquired over liabilities assumed	1,170,953	—
Common stock issued in acquisition	2,472,947	—
Real estate transferred from premises and equipment to premises held for sale related to
the sale-leaseback transaction	$230,143	$—
Real estate acquired in full or in partial settlement of loans	$21,584	$3,604

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated balance sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL — Investment Securities” section, of our Annual Report for the year ended December 31, 2024. As of June 30, 2025, and December 31, 2024, the Company had $2.2 billion and $2.3 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2025, and December 31, 2024, the accrued interest receivables for all investment securities recorded in Other Assets were $36.6 million and $24.2 million, respectively.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2025, and December 31, 2024, the accrued interest receivables for loans recorded in Other Assets were $183.7 million and $133.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of June 30, 2025, and December 31, 2024, the liabilities recorded for expected credit losses on unfunded commitments were $64.7 million and $45.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

In the Independent acquisition, the Company acquired $13.0 billion of loans, at fair value, net of $617.4 million, or 4.5%, estimated discount to the outstanding principal balance, representing 38.8% of the Company’s total loans at December 31, 2024. Of the total loans acquired, management identified $2.8 billion that had more than insignificantly deteriorated since origination and were thus determined to be PCD loans.

The operating results of Independent have been included in the consolidated financial statements of the Company since the acquisition date. Due to the integration of Independent's financial information into the financial statements of the Company since the acquisition date, it is impractical to separately disclose the revenue and earnings of Independent.

During the three and six months ended June 30, 2025, the Company incurred approximately $28.4 million and $94.9 million, respectively, of acquisition costs related to the Independent acquisition. During the three and six months ended June 30, 2024, the Company incurred approximately $2.5 million of acquisition costs related to this transaction. These acquisition costs are reported in Merger, Branch Consolidation, Severance-Related, and Other Expense on the Company’s Consolidated Statements of Net Income.

The Independent acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $1.2 billion. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and is subject to change as additional information becomes available during the measurement period. Subsequently, as a result of the various measurement period adjustments identified during the second quarter of 2025, the goodwill increased by $6.0 million to $1.2 billion.

In addition to the preliminary fair value adjustments, inclusive of subsequent measurement period adjustments recorded during the second quarter of 2025, for assets acquired and liabilities assumed from Independent, the table below includes on the line adjustments representing expenses incurred by Independent that were contingent upon the consummation of the acquisition, as well as reclassifications to conform with the Company’s presentation and other adjustments. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

				Reclassifications		Adjusted	Preliminary		Subsequent		Fair Value of
	As Recorded	On The Line		and Other		Acquired	Fair Value		Fair Value		Net Assets Acquired at
(Dollars in thousands)	by Independent	Adjustments		Adjustments		Balance Sheet	Adjustments		Adjustments		Date of Acquisition
Assets
Cash and cash equivalents	$1,043,293	$—		$(2,415)	(d)	$1,040,878	$—		$—		$1,040,878
Investment securities	1,644,381	—		2,782	(e)	1,647,163	(56,711)	(i)	—		1,590,452
Loans held for sale	12,430	—		—		12,430	—		—		12,430
Loans held for investment, net of allowance for credit losses	13,452,928	—		750	(f)	13,453,678	(445,321)	(j)	(16,798)	(j)	12,991,559
Premises and equipment, net	348,071	—		33,133	(g)	381,204	(65,530)	(k)	—		315,674
Bank owned life insurance	252,001	—		—		252,001	—		—		252,001
Deferred tax asset	72,362	6,596	(a)	231	(h)	79,189	35,374	(l)	1,849	(l)	116,412
Bank property held for sale	—	—		—		—	72,000	(m)	6,474	(m)	78,474
Goodwill	476,021	—		—		476,021	(476,021)	(n)	—		—
Core deposit and other intangible assets	38,808	—		—		38,808	373,270	(o)	2,475	(o)	414,553
Other assets	226,032	(23,000)	(b)	(35,915)	(e, g)	167,117	(11,530)	(p)	—		155,587
Total assets	$17,566,327	$(16,404)		$(1,434)		$17,548,489	$(574,469)		$(6,000)		$16,968,020

Liabilities
Deposits:
Noninterest-bearing	$3,241,446	$—		$(3,276)	(d)	$3,238,170	$—		$—		$3,238,170
Interest-bearing	11,966,362	—		2,459	(d)	11,968,821	1,722	(q)	—		11,970,543
Total deposits	15,207,808	—		(817)		15,206,991	1,722		—		15,208,713
Other borrowings	354,713	—		—		354,713	5,809	(r)	—		360,522
Other liabilities	95,409	6,859	(c)	(1,103)	(d)	101,165	(4,488)	(s)	—		96,677
Total liabilities	15,657,930	6,859		(1,920)		15,662,869	3,043		—		15,665,912
Net identifiable assets acquired over liabilities assumed	1,908,397	(23,263)		486		1,885,620	(577,512)		(6,000)		1,302,108
Goodwill	—	—		—		—	1,164,953		6,000		1,170,953
Net assets acquired over liabilities assumed	$1,908,397	$(23,263)		$486		$1,885,620	$587,441		$—		$2,473,061

Consideration:
SouthState Corporation common shares issued											24,858,731
Purchase price per share of the Company's common stock											$99.48

Company common stock issued											$2,472,947
Cash exchanged for fractional shares											114
Fair value of total consideration transferred											$2,473,061

On the Line Adjustments

(a)	represents deferred tax assets related to the on the line adjustments which were contingent upon the consummation of the merger.
(b)	represents acquiree investment banker fees contingent upon the consummation of the merger paid by Independent prior to the effective time of the merger.
(c)	represents employer payroll taxes related to the acceleration of outstanding stock awards that fully vested upon the consummation of the merger.

Reclassification and Other Adjustments

(d)	represents the reclassification of cash and other in-process accounts between cash and cash equivalents, deposits and other liabilities to conform with SouthState's presentation, and miscellaneous accruals.
(e)	represents the reclassification of other investments from other assets to investment securities to conform with SouthState's presentation.

(f)	represents a loan recovery received by Independent effective as of the acquisition date.
(g)	represents the reclassification of right of use assets and software from other assets to premises and equipment, net to conform with SouthState's presentation.
(h)	represents deferred tax assets related to other miscellaneous adjustments.

Fair Value Adjustments

(i)	represents an adjustment of $56.7 million to record investment securities at fair value.
(j)	represents approximately 1.6%, or $214.8 million, preliminary credit mark on the loan portfolio and 4.4% total preliminary mark, or $600.6 million, including interest rate discount, derived from a third party valuation. Also includes the reversal of Independent's ending allowance for credit losses of $133.0 million and $22.2 million of existing Independent fair value adjustments. The fair value for loans was subsequently adjusted by $16.8 million due to an increase in the credit mark (ACL) related to PCL loans.
(k)	represents the preliminary fair value adjustments of $65.5 million on bank premises and equipment, inclusive of bank property transferred to held for sale as of the acquisition date.
(l)	represents net deferred tax assets related to the preliminary fair value adjustments with effective tax rate of 23.5%. This includes an adjustment from Independent's blended tax rate to SouthState's blended tax rate. The difference in tax rates relates to state income taxes. Also includes approximately $1.8 million of net deferred tax assets related to subsequent fair value adjustments recorded during the current period.
(m)	represents a transfer of $72.0 million of bank real estate to bank property held for sale. Subsequently, the fair value of the property, net of selling costs, was adjusted by $6.5 million based on the terms of the executed sale agreement, closing statement and selling costs.
(n)	represents the reversal of Independent's existing goodwill.
(o)	represents preliminary core deposit intangibles ("CDI") of $412.1 million, or 3.6% of core deposits, derived from a third party valuation, net of $38.8 million of existing CDI from prior transactions completed by Independent and reversed on the acquisition date. The Company recorded a wealth customer relationship intangible for approximately $2.5 million in the second quarter of 2025.
(p)	represents preliminary fair value adjustments on repossessed real estate of $4.2 million and write-offs of $7.3 million of prepaids and miscellaneous other assets.
(q)	represents preliminary premium for fixed maturity time deposits of $1.7 million derived from a third party valuation.
(r)	represents the reversal of the existing Independent discount and issuance costs on trust preferred securities and subordinated debentures of $7.6 million, and recording the preliminary net discount of $1.8 million for trust preferred securities and subordinated debentures derived from a third party valuation.
(s)	represents the reversal of $2.9 million of the existing reserve for unfunded commitments, a preliminary fair value adjustment of $2.2 million for lease liabilities, net of adjustments of approximately $660 thousand for miscellaneous accruals.

Comparative and Pro Forma Financial Information for the Independent Acquisition

Pro-forma data for the three and six months ended June 30, 2024 listed in the table below presents pro-forma information as if the Independent acquisition occurred at the beginning of 2024. These results combine the historical results of Independent in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the Independent acquisition taken place on January 1, 2024.

Merger-related costs of $94.9 million from the Independent acquisition were incurred during 2025 and excluded from the pro forma information presented below. Merger-related costs of $2.5 million incurred during three and six months ended June 30, 2024 were also excluded from pro forma information below. No adjustments have been made to reduce the impact of any Other Real Estate Owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by Independent in 2024. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2025 for the Independent acquisition. The Company expects to achieve further operating cost savings and other business synergies as a result of the Independent acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma
	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2024	June 30, 2024
Total revenues (net interest income plus noninterest income)	$611,428	$1,201,812
Net interest income	$522,770	$1,028,726
Net adjusted income available to the common shareholder	$80,233	$174,343
EPS — basic	$0.79	$1.73
EPS — diluted	$0.79	$1.72

Note 5 — Investment Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2025:
U.S. Government agencies	$132,910	$—	$(19,050)	$113,860
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,226,097	—	(209,197)	1,016,900
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	395,349	—	(62,090)	333,259
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	343,953	—	(64,067)	279,886
Small Business Administration loan-backed securities	47,682	—	(9,839)	37,843
	$2,145,991	$—	$(364,243)	$1,781,748
December 31, 2024:
U.S. Government agencies	$147,272	$—	$(23,498)	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	—	(241,204)	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	—	(72,057)	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	—	(72,391)	275,947
Small Business Administration loan-backed securities	49,796	—	(10,993)	38,803
	$2,254,670	$—	$(420,143)	$1,834,527

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,687,317	$3,839	$(167,277)	$1,523,879
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,336,853	15,927	(55,809)	2,296,971
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	661,425	1,787	(81,720)	581,492
State and municipal obligations	1,108,538	92	(186,213)	922,417
Small Business Administration loan-backed securities	604,070	636	(28,192)	576,514
Corporate securities	28,499	—	(1,905)	26,594
	$6,426,702	$22,281	$(521,116)	$5,927,867
December 31, 2024:
U.S. Treasuries	$10,654	$2	$—	$10,656
U.S. Government agencies	169,207	—	(18,789)	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,659,851	97	(282,423)	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	557,288	19	(98,212)	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,234,573	562	(194,580)	1,040,555
State and municipal obligations	1,117,330	2	(171,609)	945,723
Small Business Administration loan-backed securities	351,814	19	(41,721)	310,112
Corporate securities	28,499	—	(1,990)	26,509
	$5,129,216	$701	$(809,324)	$4,320,593

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2025:
Federal Home Loan Bank stock	$18,090
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	99,736
$357,487
December 31, 2024:
Federal Home Loan Bank stock	$18,087
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	51,702
$223,613

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2025, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at June 30, 2025, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$38,471	$38,295
Due after one year through five years	56,126	52,172	205,691	203,072
Due after five years through ten years	397,667	348,885	694,006	640,680
Due after ten years	1,692,198	1,380,691	5,488,534	5,045,820
	$2,145,991	$1,781,748	$6,426,702	$5,927,867

During the three months ended June 30, 2025, there were no sales of securities available for sale. During the first quarter of 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. In addition to the sale of the investment securities acquired from Independent, during the first quarter of 2025, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio. During the three and six months ended June 30, 2024, there were no sales of securities available for sale.

The following table provides additional details of the available for sale investment securities sold during the six months ended June 30, 2025:

	Six Months Ended June 30,
	2025
(Dollars in thousands)	Sales of Securities Acquired from Independent	Investment Securities Sales	Total
Sale proceeds	$1,279,717	$1,594,393	$2,874,110
Gross realized gains	—	8,892	8,892
Gross realized losses	—	(237,703)	(237,703)
Net realized losses	$—	$(228,811)	$(228,811)

There were no sales of held to maturity securities during the three and six months ended June 30, 2025 or June 30, 2024.

Information pertaining to our securities with gross unrealized losses at June 30, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$19,050	$113,860
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	209,197	1,016,900
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	62,090	333,259
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	64,067	279,886
Small Business Administration loan-backed securities	—	—	9,839	37,843
	$—	$—	$364,243	$1,781,748
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,267	$96,348	$166,010	$838,193
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,627	398,768	54,181	308,971
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	135	39,092	81,585	414,247
State and municipal obligations	315	6,672	185,899	881,624
Small Business Administration loan-backed securities	143	121,492	28,049	218,036
Corporate securities	—	—	1,905	26,593
	$3,487	$662,372	$517,629	$2,687,664
December 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$23,498	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	241,204	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,057	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	72,391	275,947
Small Business Administration loan-backed securities	—	—	10,993	38,803
	$—	$—	$420,143	$1,834,527
Securities Available for Sale
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	—	—	18,789	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	294	14,341	282,129	1,350,268
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	98,212	454,908
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	792	53,342	193,788	918,338
State and municipal obligations	1,484	19,400	170,125	923,431
Small Business Administration loan-backed securities	24	6,747	41,697	289,786
Corporate securities	—	—	1,990	26,509
	$2,594	$93,830	$806,730	$4,113,658

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2024. All debt securities in an unrealized loss position as of June 30, 2025, continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At June 30, 2025, investment securities with a market value of $4.9 billion and a carrying value of $5.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 20 — Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.2 billion carrying value of investment securities pledged, $5.0 billion were pledged to secure public funds deposits, $175.8 million were pledged to secure FHLB advances, and $87.9 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2024, investment securities with a market value of $2.4 billion and a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.6 billion carrying value of investment securities pledged, $2.3 billion were pledged to secure public funds deposits, $193.7 million were pledged to secure FHLB advances and $101.5 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At June 30, 2025, and December 31, 2024, trading securities, at estimated fair value, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
U.S. Government agencies	$12,908	$15,002
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	6,501	14,803
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	6,967	14,419
State and municipal obligations	20,228	35,896
Small Business Administration loan-backed securities	48,702	22,571
Other debt securities	—	241
	$95,306	$102,932

For the three and six months ended June 30, 2025, and 2024, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

Note 6 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Loans:
Construction and land development (1)	$3,323,923	$2,184,327
Commercial non-owner-occupied	15,646,669	9,383,732
Commercial owner-occupied real estate	7,497,906	5,716,376
Consumer owner-occupied (2)	8,330,548	7,144,885
Home equity loans	1,707,821	1,570,084
Commercial and industrial	8,445,878	6,222,876
Other income producing property	1,306,741	607,750
Consumer	1,007,251	1,062,599
Other loans	510	10,298
Total loans	47,267,247	33,902,927
Less: allowance for credit losses	(621,046)	(465,280)
Loans, net	$46,646,201	$33,437,647
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2025, and December 31, 2024, to include net deferred costs of $92.8 million and $86.7 million, respectively, and unamortized discount related to loans acquired of $392.8 million and $36.9 million, respectively. Accrued interest receivables of $183.7 million and $133.0 million, respectively, are accounted for separately and reported in other assets for the periods June 30, 2025 and December 31, 2024.

The Company purchased loans through its acquisition of Independent, for which there was, at acquisition, evidence of more than an insignificant deterioration of credit quality since origination, thus determined to be PCD loans. The carrying amount of those acquired PCD loans, at acquisition, is as follows:

(Dollars in thousands)	January 1, 2025
Book value of acquired loans at acquisition	$3,081,440
Allowance for credit losses at acquisition	(135,441)
Non-credit discount at acquisition	(151,993)
Carrying value or book value of acquired loans at acquisition	$2,794,006

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending June 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$358,406	$735,023	$507,851	$649,748	$139,906	$64,208	$109,977	$2,565,119
Special mention	2	626	60,644	156,633	3,805	3,993	—	225,703
Substandard	1,081	16,332	32,051	103,639	3,479	5,447	—	162,029
Doubtful	—	—	—	—	—	5	—	5
Total Construction and land development	$359,489	$751,981	$600,546	$910,020	$147,190	$73,653	$109,977	$2,952,856
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$16	$—	$—	$16

Commercial non-owner-occupied
Risk rating:
Pass	$840,937	$1,187,686	$1,342,936	$4,243,573	$2,673,803	$3,627,263	$177,386	$14,093,584
Special mention	5,896	7,749	32,021	290,180	149,681	70,238	811	556,576
Substandard	49,540	29,260	141,752	288,146	279,213	208,443	151	996,505
Doubtful	—	—	—	—	1	3	—	4
Total Commercial non-owner-occupied	$896,373	$1,224,695	$1,516,709	$4,821,899	$3,102,698	$3,905,947	$178,348	$15,646,669
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$4,565	$435	$18,033	$8,068	$—	$31,101

Commercial Owner-Occupied
Risk rating:
Pass	$551,163	$793,227	$687,443	$1,201,264	$1,184,325	$2,599,209	$98,227	$7,114,858
Special mention	2,417	5,343	4,626	3,776	6,302	33,064	369	55,897
Substandard	7,061	6,013	55,033	104,475	47,077	106,241	1,233	327,133
Doubtful	7	4	3	—	—	4	—	18
Total commercial owner-occupied	$560,648	$804,587	$747,105	$1,309,515	$1,237,704	$2,738,518	$99,829	$7,497,906
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$423	$966	$—	$603	$—	$1,992

Commercial and industrial
Risk rating:
Pass	$1,552,659	$1,366,417	$752,676	$1,051,703	$540,483	$905,561	$1,863,274	$8,032,773
Special mention	3,106	2,255	32,680	18,721	1,623	2,635	28,433	89,453
Substandard	18,032	34,168	42,777	45,581	40,821	30,817	111,301	323,497
Doubtful	—	—	29	66	48	—	12	155
Total commercial and industrial	$1,573,797	$1,402,840	$828,162	$1,116,071	$582,975	$939,013	$2,003,020	$8,445,878
Commercial and industrial
Current-period gross charge-offs	$467	$1,774	$2,376	$6,558	$12,409	$10,518	$1,356	$35,458

Other income producing property
Risk rating:
Pass	$59,282	$128,479	$126,210	$310,844	$187,874	$277,182	$60,813	$1,150,684
Special mention	477	585	150	3,796	6	2,598	1,048	8,660
Substandard	689	790	1,947	5,912	635	16,929	705	27,607
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$60,448	$129,854	$128,307	$320,552	$188,515	$296,709	$62,566	$1,186,951
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$12,028	$5,204	$21,991	$16,527	$12,071	$28,607	$42,540	$138,968
Special mention	166	18	135	—	—	—	—	319
Substandard	1,375	959	—	—	—	164	1,233	3,731
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$13,569	$6,181	$22,126	$16,527	$12,071	$28,772	$43,773	$143,019
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$510	$—	$—	$—	$—	$—	$—	$510
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$510	$—	$—	$—	$—	$—	$—	$510
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,374,985	$4,216,036	$3,439,107	$7,473,659	$4,738,462	$7,502,030	$2,352,217	$33,096,496
Special mention	12,064	16,576	130,256	473,106	161,417	112,528	30,661	936,608
Substandard	77,778	87,522	273,560	547,753	371,225	368,041	114,623	1,840,502
Doubtful	7	4	32	66	49	13	12	183
Total Commercial Loans	$3,464,834	$4,320,138	$3,842,955	$8,494,584	$5,271,153	$7,982,612	$2,497,513	$35,873,789
Commercial Loans
Current-period gross charge-offs	$467	$1,774	$7,364	$7,959	$30,458	$19,189	$1,356	$68,567

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending June 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$478,691	$689,206	$1,086,792	$2,507,152	$1,697,732	$1,676,169	$—	$8,135,742
30 days past due	229	4,944	4,175	3,961	3,632	4,459	—	21,400
60 days past due	—	1,995	2,010	482	931	2,552	—	7,970
90 days past due	—	1,666	4,617	5,895	2,184	8,055	—	22,417
Total Consumer owner-occupied	$478,920	$697,811	$1,097,594	$2,517,490	$1,704,479	$1,691,235	$—	$8,187,529
Consumer owner-occupied
Current-period gross charge-offs	$—	$291	$329	$272	$17	$58	$—	$967

Home equity loans
Days past due:
Current	$1,941	$7,125	$4,738	$4,091	$1,207	$14,168	$1,666,086	$1,699,356
30 days past due	—	142	94	—	89	524	2,759	3,608
60 days past due	—	—	—	—	—	424	1,425	1,849
90 days past due	—	36	434	536	188	941	873	3,008
Total Home equity loans	$1,941	$7,303	$5,266	$4,627	$1,484	$16,057	$1,671,143	$1,707,821
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$64	$—	$165	$—	$229

Consumer
Days past due:
Current	$121,174	$165,822	$186,421	$182,972	$76,640	$179,891	$88,619	$1,001,539
30 days past due	21	185	586	139	395	831	137	2,294
60 days past due	5	136	195	228	146	378	75	1,163
90 days past due	202	55	301	349	88	1,259	1	2,255
Total consumer	$121,402	$166,198	$187,503	$183,688	$77,269	$182,359	$88,832	$1,007,251
Consumer
Current-period gross charge-offs	$10	$393	$426	$373	$75	$2,556	$2,479	$6,312

Construction and land development
Days past due:
Current	$35,790	$137,110	$43,788	$84,568	$36,678	$29,802	$—	$367,736
30 days past due	—	—	77	2,945	—	119	—	3,141
60 days past due	—	—	77	—	—	15	—	92
90 days past due	—	—	—	3	—	95	—	98
Total Construction and land development	$35,790	$137,110	$43,942	$87,516	$36,678	$30,031	$—	$371,067
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$877	$4,615	$8,458	$53,837	$18,364	$33,369	$155	$119,675
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	115	—	115
Total other income producing property	$877	$4,615	$8,458	$53,837	$18,364	$33,484	$155	$119,790
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$638,473	$1,003,878	$1,330,197	$2,832,620	$1,830,621	$1,933,399	$1,754,860	$11,324,048
30 days past due	250	5,271	4,932	7,045	4,116	5,933	2,896	30,443
60 days past due	5	2,131	2,282	710	1,077	3,369	1,500	11,074
90 days past due	202	1,757	5,352	6,783	2,460	10,465	874	27,893
Total Consumer Loans	$638,930	$1,013,037	$1,342,763	$2,847,158	$1,838,274	$1,953,166	$1,760,130	$11,393,458
Consumer Loans
Current-period gross charge-offs	$10	$684	$755	$709	$92	$2,779	$2,479	$7,508

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending June 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$4,103,764	$5,333,175	$5,185,718	$11,341,742	$7,109,427	$9,935,778	$4,257,643	$47,267,247

Current-period gross charge-offs	$477	$2,458	$8,119	$8,668	$30,550	$21,968	$3,835	$76,075

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$4,798,047	$4,183,610	$8,823,443	$5,446,291	$2,261,836	$5,062,165	$3,327,535	$33,902,927

Current-period gross charge-offs	$3,200	$4,988	$7,911	$1,146	$502	$8,217	$9,106	$35,070

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30, 2025
Construction and land development	$5,442	$645	$—	$6,087	$3,317,080	$756	$3,323,923
Commercial non-owner-occupied	2,375	1,884	422	4,681	15,560,938	81,050	15,646,669
Commercial owner-occupied	8,766	1,408	477	10,651	7,447,146	40,109	7,497,906
Consumer owner-occupied	17,666	828	—	18,494	8,260,500	51,554	8,330,548
Home equity loans	2,320	1,258	—	3,578	1,693,408	10,835	1,707,821
Commercial and industrial	24,034	21,442	3,282	48,758	8,293,948	103,172	8,445,878
Other income producing property	932	1,015	213	2,160	1,302,671	1,910	1,306,741
Consumer	2,090	782	—	2,872	1,000,389	3,990	1,007,251
Other loans	—	—	—	—	510	—	510
	$63,625	$29,262	$4,394	$97,281	$46,876,590	$293,376	$47,267,247
December 31, 2024
Construction and land development	$16	$—	$—	$16	$2,182,853	$1,458	$2,184,327
Commercial non-owner-occupied	2,253	748	—	3,001	9,363,226	17,505	9,383,732
Commercial owner-occupied	7,208	2,844	92	10,144	5,670,550	35,682	5,716,376
Consumer owner-occupied	6,536	444	—	6,980	7,094,851	43,054	7,144,885
Home equity loans	4,717	1,511	1	6,229	1,553,832	10,023	1,570,084
Commercial and industrial	28,427	7,700	3,163	39,290	6,091,566	92,020	6,222,876
Other income producing property	237	116	37	390	605,162	2,198	607,750
Consumer	7,023	3,444	—	10,467	1,046,776	5,356	1,062,599
Other loans	—	—	—	—	10,298	—	10,298
	$56,417	$16,807	$3,293	$76,517	$33,619,114	$207,296	$33,902,927

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of June 30, 2025 and December 31, 2024:

	June 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2025	90 Days Accruing(1)	with no allowance(1)	2024
Construction and land development	$756	$—	$—	$1,458
Commercial non-owner-occupied	81,050	422	73,793	17,505
Commercial owner-occupied real estate	40,109	477	10,157	35,682
Consumer owner-occupied	51,554	—	—	43,054
Home equity loans	10,835	—	1,118	10,023
Commercial and industrial	103,172	3,282	15,214	92,020
Other income producing property	1,910	213	717	2,198
Consumer	3,990	—	—	5,356
Total loans on nonaccrual status	$293,376	$4,394	$100,999	$207,296
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2025.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	June 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2025	Coverage	%	2024	Coverage	%
Commercial owner-occupied real estate
Industrial	$—	$—		$2,835	$6,831	241%
Other	11,650	20,677	177%	11,087	20,683	187%
Commercial non-owner-occupied real estate
Retail	3,475	5,251	151%	—	—
Other	3,081	3,582	116%	—	—
Office	21,548	26,858	125%	14,223	15,594	110%
Multifamily	45,956	50,003	109%
Commercial and industrial
Other	61,689	53,783	87%	59,171	74,549	126%
Other income producing property
1-4 family investment property	717	545	76%	1,265	3,286	260%
Consumer owner-occupied
1st Mtg Residential	—	—		963	954	99%
Home equity loans
Residential 1-4 family dwelling	1,118	2,250	201%	1,173	2,250	192%
Total collateral dependent loans	$149,234	$162,949		$90,717	$124,147

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. As a result of the acquisition of Independent on January 1, 2025, collateral dependent loans increased $80.3 million from the date of acquisition. Overall collateral dependent loans increased $58.5 million, net of payoffs, charge offs and loans returned to nonaccrual status during the six months ended June 30, 2025. See Note 4 — Loans of our Annual Report on Form 10-K for the year ended December 31, 2024, for more detailed descriptions of how the ACL is measured on collateral dependent, individually evaluated loans on non-accrual status.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025, and 2024, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. There were no combination interest rate reduction and payment delay modifications for the three months ended June 30, 2025.

	Three Months Ended June 30,
	2025			2024
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial owner-occupied real estate	$332	0.00%	1.55%	$—	—
Consumer owner-occupied	—	—	—	398	0.01%	1.15%
Total interest rate reductions	$332			$398

	Six Months Ended June 30,
	2025			2024
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial non-owner occupied	$15,045	0.10%	0.86%	$—	—
Commercial owner-occupied real estate	332	0.00%	1.55%	1,321	0.02%	3.14%
Commercial and industrial	378	0.00%	1.75%	—	—
Total interest rate reductions	$15,755			$1,321

	Three Months Ended June 30,
	2025			2024
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Commercial owner-occupied real estate	$—	—	—	$11,050	0.20%	32 months
Consumer owner-occupied	4,269	0.05%	4 months	1,047	0.02%	3 months
Commercial and industrial	9,245	0.11%	4 months	20,529	0.36%	37 months
Total term extensions	$13,514			$32,626

	Six Months Ended June 30,
	2025			2024
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$286	0.01%	9 months	$—	—	—
Commercial owner-occupied real estate	—	—	—	11,050	0.20%	32 months
Consumer owner-occupied	4,269	0.05%	4 months	1,047	0.02%	3 months
Commercial and industrial	9,245	0.11%	4 months	20,529	0.36%	37 months
Total term extensions	$13,800			$32,626

	Three Months Ended June 30,
	2025			2024
			WA of			WA of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial owner-occupied real estate	$5,404	0.07%	6 months	$—	—	—
Commercial and industrial	1,610	0.02%	6 months	—	—
Total payment delays	$7,014			$—

	Six Months Ended June 30,
	2025			2024
			Number (or WA) of			Number (or WA) of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial owner-occupied real estate	$5,713	0.08%	7 months	$—	—
Commercial and industrial	1,610	0.02%	6 months	—	—
Total payment delays	$7,323			$—	$—

	Three Months Ended June 30,
	2025			2024
					Reduction in
		Reduction in	Increase in		Weighted	Increase in
		Weighted Average	Weighted		Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$363	1.50%	18 months	$—	—	—
Total	$363			$—

	Six Months Ended June 30,
	2025			2024
					Reduction in
		Reduction in	Increase in		Weighted	Increase in
		Weighted Average	Weighted		Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$853	3.01%	9 months	$—	—	—
Total	$853			$—

	Six Months Ended June 30,
	2025			2024
		Reduction in	Increase in		Reduction in	Increase in
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination- Interest Rate Reduction and Payment Delay
Commercial and industrial	$1,177	0.75%	12 months	$—	—	—
Total	$1,177			$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At June 30, 2025, the Company had $88,000 in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2025 and 2024, by type of modification. The subsequent defaults were all due to past due status greater than 60 days and loss mitigation efforts.

	June 30,
	2025			2024
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial non-owner-occupied	$15,045	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	332	—	—	—	—	—
Commercial and industrial	378	—	—	—	—	—
Consumer owner-occupied	—	—	482	1,320	—	—
Total interest rate reductions	$15,755	$—	$482	$1,320	$—	$—

Term extension
Construction and land development	$286	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	—	—	—	11,050	—	—
Consumer owner-occupied	5,876	—	298	1,047	—	—
Commercial and industrial	9,245	—	—	20,529	—	—
Total term extensions	$15,407	$—	$298	$32,626	$—	$—
Other-than-insignificant payment delay
Commercial owner-occupied real estate	$6,087	$—	$—	$—	$—	$—
Commercial and industrial	1,610	—	—	—	—	—
Total payment delays	$7,697	$—	$—	$—	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner-occupied	$1,220	$—	$—	$—	$—	$—
Total term extension and interest rate combinations	$1,220	$—	$—	$—	$—	$—

Term Extension and Payment Delay
Commercial and industrial	$1,177	$—	$—	$—	$—	$—
Total term extension and payment delay combinations	$1,177	$—	$—	$—	$—	$—
	$41,256	$—	$780	$33,946	$—	$—

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2025 and 2024:

	June 30, 2025			June 30, 2024
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$286	$—	$—	$—	$—	$—
Commercial non-owner-occupied	15,045	—	—	—	—	—
Commercial owner-occupied real estate	6,418	—	—	11,050	—	—
Consumer owner-occupied	6,740	655	482	1,445	922	—
Commercial and industrial	12,410	—	—	20,529	—	—
Total	$40,899	$655	$482	$33,024	$922	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses for the three and six months ended June 30, 2025 and 2024:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2025
Allowance for credit losses:
Balance at end of period March 31, 2025	$54,326	$793	$14,868	$12,555	$78,541	$16,304	$33,960	$1,107	$101,656	$172,334	$137,246	$623,690
Allowance Adjustment - FMV for Independent merger	—	—	—	—	—	—	16,798	—	—	—	—	16,798
Independent Day 1 Loan Net Charge-offs PCD (1)	—	—	—	—	—	—	(18,065)	—	286	520	—	(17,259)
Charge-offs	(385)	(1)	—	—	(16)	(2,184)	—	—	(772)	—	(8,607)	(11,965)
Recoveries	194	65	125	—	315	529	—	—	67	247	3,176	4,718
Net (charge-offs) recoveries	(191)	64	125	—	299	(1,655)	(18,065)	—	(419)	767	(5,431)	(24,506)
Provision (recovery) (2)	69	11	(1,109)	(5,405)	(2,543)	4,036	18,395	1,172	(13,014)	(7,908)	11,360	5,064
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046

Three Months Ended June 30, 2024
Allowance for credit losses:
Balance at end of period March 31, 2024	$87,484	$1,230	$11,724	$4,552	$60,860	$23,353	$17,012	$876	$72,597	$134,698	$55,268	$469,654
Charge-offs	(36)	—	—	—	(687)	(2,198)	—	—	(393)	(176)	(5,100)	(8,590)
Recoveries	92	50	277	15	144	825	41	—	408	89	2,424	4,365
Net (charge-offs) recoveries	56	50	277	15	(543)	(1,373)	41	—	15	(87)	(2,676)	(4,225)
Provision (recovery) (2)	(27,988)	(852)	6,928	5,458	16,902	(9,752)	2,708	903	18,811	(35,596)	29,347	6,869
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298

(1)	Day 1 loan net charge-offs for Independent loans recorded during the measurement period to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses for unfunded commitments of $2.4 million in the second quarter of 2025, compared to a negative provision for credit losses of ($3.0) million recorded during the second quarter of 2024 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	20,359	—	8,075	93,820	4,773	135,441
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	(18,065)	—	(1,016)	(13,036)	(22,187)	(56,688)
Charge-offs	(892)	(14)	(229)	—	(16)	(3,989)	—	—	(976)	—	(13,271)	(19,387)
Recoveries	394	89	505	—	413	1,359	—	—	117	343	4,480	7,700
Net (charge-offs) recoveries	(559)	75	276	—	397	(4,953)	(18,065)	—	(1,875)	(12,693)	(30,978)	(68,375)
Provision (recovery) (2)	1,314	276	(1,328)	(6,848)	(7,852)	5,786	22,710	(865)	84	(59,029)	54,481	8,729
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046

Six Months Ended June 30, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(379)	—	(110)	(304)	(2,162)	(4,695)	—	—	(393)	(247)	(8,240)	(16,530)
Recoveries	215	89	569	22	1,151	1,950	66	—	511	99	4,954	9,626
Net recoveries (charge-offs)	(164)	89	459	(282)	(1,011)	(2,745)	66	—	118	(148)	(3,286)	(6,904)
Provision (recovery) (2)	(18,336)	(406)	7,528	5,283	12,458	(8,358)	5,929	879	19,725	(37,892)	35,819	22,629
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298

(1)	Day 1 loan net charge-offs for Independent loans, inclusive of measurement period adjustments, recorded to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses of $19.4 million was recorded during the first six months of 2025, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent during the first quarter of 2025. This compares to a negative provision for credit losses of ($6.1) million during the first six months of 2024 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Leases

As of June 30, 2025, and December 31, 2024, we had operating right-of-use (“ROU”) assets of $487.6 million and $95.8 million, respectively, and operating lease liabilities of $496.8 million and $103.9 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Lease Cost Components:
Amortization of ROU assets – finance leases	$116	$117	$231	$233
Interest on lease liabilities – finance leases	7	8	14	18
Operating lease cost (cost resulting from lease payments)	15,914	4,356	25,283	8,633
Short-term lease cost	425	184	780	323
Variable lease cost (cost excluded from lease payments)	1,560	956	2,315	1,753
Total lease cost	$18,022	$5,621	$28,623	$10,960
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$7	$8	$14	$18
Finance lease – financing cash flows	121	119	242	238
Operating lease – operating cash flows (fixed payments)	14,277	4,220	22,864	8,413
Operating lease – operating cash flows (net change asset/liability)	(6,437)	(3,300)	(11,422)	(6,667)
New ROU assets – operating leases	7,705	6,550	397,318	9,093
Weighted – average remaining lease term (years) – finance leases	2.95	3.93	2.95	3.93
Weighted – average remaining lease term (years) – operating leases	12.80	8.86	12.80	8.86
Weighted – average discount rate - finance leases	1.7%	1.7%	1.7%	1.7%
Weighted – average discount rate - operating leases	6.4%	3.3%	6.4%	3.3%

Operating lease payments due:
2025 (excluding 6 months ended June 30, 2025)			$28,164
2026			57,752
2027			56,766
2028			56,611
2029			55,754
Thereafter			504,004
Total undiscounted cash flows			759,051
Discount on cash flows			(262,291)
Total operating lease liabilities			$496,760

As of June 30, 2025, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At June 30, 2025, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2025, we had one additional operating lease that has not yet commenced for approximately $28.2 million.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2025, and December 31, 2024:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Direct financing leases:
Lease receivables	$39,321	$24,584
Guaranteed residual values	2,972	1,057
Unguaranteed residual values	8,496	5,245
Initial direct costs	3,186	2,640
Less: Unearned income	(10,482)	(7,362)
Total net investment in direct financing leases	$43,493	$26,164

The following table summarizes direct financing lease income recorded for the three and six months ended June 30, 2025, and remaining lease payment receivable for each of the next five years:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Direct financing lease income
Interest income	$890	$229	$1,519	$392
Remaining lease payments receivable:
2025 (excluding 6 months ended June 30, 2025)			$5,936
2026			9,352
2027			9,378
2028			8,344
2029			4,398
Thereafter			4,885
Total undiscounted lease receivable			42,293
Less: unearned interest income			(10,482)
Net lease receivables			$31,811

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2024, on accounting for leases.

Note 9 — Deposits

Our total deposits as of June 30, 2025 and December 31, 2024, are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$13,719,030	$10,192,116
Interest-bearing checking	12,607,205	8,232,322
Savings	2,889,670	2,414,172
Money market	16,772,596	13,056,534
Time deposits	7,708,460	4,165,722
Total deposits	$53,696,961	$38,060,866

At June 30, 2025 and December 31, 2024, we had $2.0 billion and $1.1 billion in certificates of deposits greater than $250,000, respectively.

Note 10 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before or after tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of annual base compensation as a before or after tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $5.6 million and $11.1 million, respectively, for the three and six months ended June 30, 2025, and $4.4 million and $9.0 million, respectively, for the three and six months ended June 30, 2024, related to the employee’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2025	2024	2025	2024
Basic earnings per common share:
Net income	$215,224	$132,370	$304,304	$247,426
Weighted-average basic common shares	101,495	76,251	101,453	76,276
Basic earnings per common share	$2.12	$1.74	$3.00	$3.24
Diluted earnings per common share:
Net income	$215,224	$132,370	$304,304	$247,426
Weighted-average basic common shares	101,495	76,251	101,453	76,276
Effect of dilutive securities	350	356	383	354
Weighted-average dilutive shares	101,845	76,607	101,836	76,630
Diluted earnings per common share	$2.11	$1.73	$2.99	$3.23

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025	2024
Number of shares			9,085			57,169	—			57,169
Range of exercise prices	$91.05	to	$91.35	$87.30	to	$91.35	—	$87.30	to	$91.35

Note 12 — Share-Based Compensation

Our 2012 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options, restricted stock, and restricted stock units (“RSUs”). Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The 2020 plan was subsequently amended and restated during our annual meeting on April 24, 2024 to increase the number of shares of common stock available for future grants.

Stock Options

With the exception of non-qualified stock options granted to directors under the 2012 plan, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2012 plan may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2012 plan after February 1, 2019, and the plan is closed other than for any options still unexercised and outstanding. The 2020 amended and restated plan is the only plan from which new share-based compensation grants may be issued. It is the Company’s policy to grant options out of the 2,451,634 shares registered under the 2020 amended and restated plan.

Activity in the Company’s stock option plans is summarized in the following table:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2025	38,799	$57.50
Exercised	(7,047)	47.22
Expired	(35)	39.85
Outstanding at June 30, 2025	31,717	59.81	1.67	$1,022
Exercisable at June 30, 2025	31,717	59.81	1.67	$1,022

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first six months of 2025. Because all outstanding stock options had vested as of December 31, 2024, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the six months ended June 30, 2025. The intrinsic value of stock option shares exercised for the six months ended June 30, 2025, was $377,000.

Restricted Stock

From time to time, we grant shares of restricted stock to key employees. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to increases in the value of our stock. The value of the stock awarded is established as the fair market value of the stock at the time of the grant. We recognize expenses equal to the total value of such awards, ratably over the vesting period of the stock grants. Restricted stock grants to employees generally vest ratably over a two to four-year vesting period.

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

Nonvested restricted stock for 2025 is summarized in the following table:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2025	4,543	$90.00
Vested	(4,543)	90.00
Nonvested at June 30, 2025	—	$—

As of June 30, 2025, all restricted stock outstanding has vested. There was no unrecognized compensation cost related to nonvested restricted stock granted under the plans. The total fair value of shares vested during the six months ended June 30, 2025, was $409,000.

Restricted Stock Units (“RSUs”)

From time-to-time, we also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs to non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). The performance-based awards for our long-term incentive plans are dependent on the achievement of tangible book value growth and return on average tangible common equity relative to the Company’s peer group during each three-year performance period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expense on a straight-line basis typically over the performance or time-vesting periods based upon the probable performance target, as applicable, that will be met. Grants to non-employee directors typically vest within a 12-month period.

Outstanding RSUs for the six months ended June 30, 2025, are summarized in the following table:

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2025	835,308	$76.70
Granted	439,078	93.61
Vested	(405,891)	74.76
Forfeited	(19,124)	88.87
Outstanding at June 30, 2025	849,371	$86.10

If maximum performance is achieved pursuant to the 2023, 2024 and 2025 Long Term Incentive performance-based RSU grants, an additional 123,542 shares in total may be issued by the Company at the end of the three-year performance periods.

As of June 30, 2025, there was $43.9 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.46 years as of June 30, 2025. The total fair value of RSUs vested and released during the six months ended June 30, 2025, was $41.4 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2025, commitments to extend credit and standby letters of credit totaled $12.5 billion. As of June 30, 2025, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $64.7 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions arising from our normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of June 30, 2025, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant.  These cases have been consolidated into one putative class action, which as of June 30, 2025, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
Assets
Derivative financial instruments	$214,898	$—	$214,898	$—
Mortgage loans held for sale	71,038	—	71,038	—
Trading securities	95,306	—	95,306	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,523,879	—	1,523,879	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,296,971	—	2,296,971	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	581,492	—	581,492	—
State and municipal obligations	922,417	—	922,417	—
Small Business Administration loan-backed securities	576,514	—	576,514	—
Corporate securities	26,594	—	26,594	—
Total securities available for sale	5,927,867	—	5,927,867	—
Mortgage servicing rights	85,836	—	—	85,836
SBA servicing asset	5,801	—	—	5,801
	$6,400,746	$—	$6,309,109	$91,637
Liabilities
Derivative financial instruments	$612,284	$—	$612,284	$—

December 31, 2024:
Assets
Derivative financial instruments	$161,490	$—	$161,490	$—
Mortgage loans held for sale	98,115	—	98,115	—
Trading securities	102,932	—	102,932	—
Securities available for sale:
U.S. Treasuries	10,656	—	10,656	—
U.S. Government agencies	150,418	—	150,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	—	1,377,525	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	—	459,095	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	—	1,040,555	—
State and municipal obligations	945,723	—	945,723	—
Small Business Administration loan-backed securities	310,112	—	310,112	—
Corporate securities	26,509	—	26,509	—
Total securities available for sale	4,320,593	—	4,320,593	—
Mortgage servicing rights	89,795	—	—	89,795
SBA servicing asset	6,028	—	—	6,028
	$4,778,953	$—	$4,683,130	$95,823
Liabilities
Derivative financial instruments	$879,855	$—	$879,855	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Fair value	$71,038	$98,115
Unpaid principal balance	68,214	95,612
Fair value less aggregated unpaid principal balance	$2,824	$2,503

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2025. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the six months ended June 30, 2025, is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2025	$89,795
Servicing assets that resulted from transfers of financial assets	4,124
Changes in fair value due to valuation inputs or assumptions	(4,770)
Changes in fair value due to decay	(3,313)
Fair value, June 30, 2025	$85,836

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the period ending June 30, 2025, is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2025	$6,028
Servicing assets that resulted from transfers of financial assets	889
Changes in fair value due to decay	(1,183)
Changes in fair value due to valuation inputs or assumptions	67
Fair value, June 30, 2025	$5,801

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2025.

See Note 19 — Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025:
OREO	$25,570	$—	$—	$25,570
Bank properties held for sale	79,374	—	—	79,374
Individually evaluated loans	403,727	—	—	403,727
December 31, 2024:
OREO	$2,154	$—	$—	$2,154
Bank properties held for sale	3,268	—	—	3,268
Individually evaluated loans	71,112	—	—	71,112

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2025	2024
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	19%	28%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	4%	10%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of June 30, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2024.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$3,464,106	$3,464,106	$3,464,106	$—	$—
Trading securities	95,306	95,306	—	95,306	—
Investment securities	8,431,345	8,067,102	274,869	7,709,615	82,618
Loans held for sale	318,985	319,939	—	319,939	—
Loans, net of allowance for credit losses	46,646,201	46,339,114	—	—	46,339,114
Accrued interest receivable	227,556	227,556	—	34,054	193,502
Mortgage servicing rights	85,836	85,836	—	—	85,836
SBA servicing asset	5,801	5,801	—	—	5,801
Interest rate swap – non-designated hedge	210,999	210,999	—	210,999	—
Other derivative financial instruments (mortgage banking related)	3,899	3,899	—	3,899	—
Financial liabilities:
Deposits
Noninterest-bearing	13,719,030	13,719,030	—	13,719,030	—
Interest-bearing other than time deposits	32,269,471	32,269,471	—	32,269,471	—
Time deposits	7,708,460	7,683,701	—	7,683,701	—
Federal funds purchased and securities sold under agreements to repurchase	630,558	630,558	—	630,558	—
Corporate and subordinated debentures	1,099,705	1,104,781	—	1,104,781	—
Other borrowings	—	—	—	—	—
Accrued interest payable	52,130	52,130	—	52,130	—
Interest rate swap – non-designated hedge	611,310	611,310	—	611,310	—
Other derivative financial instruments (mortgage banking related)	974	974	—	974	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,392,067	$1,392,067	$1,392,067	$—	$—
Trading securities	102,932	102,932	—	102,932	—
Investment securities	6,798,876	6,378,734	187,266	6,155,120	36,348
Loans held for sale	279,426	281,662	—	281,662	—
Loans, net of allowance for credit losses	33,437,647	32,448,618	—	—	32,448,618
Accrued interest receivable	163,402	163,402	—	25,035	138,367
Mortgage servicing rights	89,795	89,795	—	—	89,795
SBA servicing asset	6,028	6,028	—	—	6,028
Interest rate swap – non-designated hedge	160,407	160,407	—	160,407	—
Other derivative financial instruments (mortgage banking related)	1,083	1,083	—	1,083	—
Financial liabilities:
Deposits
Noninterest-bearing	10,192,117	10,192,117	—	10,192,117	—
Interest-bearing other than time deposits	23,703,027	23,703,027	—	23,703,027	—
Time deposits	4,165,722	4,145,687	—	4,145,687	—
Federal funds purchased and securities sold under agreements to repurchase	514,912	514,912	—	514,912	—
Corporate and subordinated debentures	391,534	377,616	—	377,616	—
Accrued interest payable	40,739	40,739	—	40,739	—
Interest rate swap – non-designated hedge	878,046	878,046	—	878,046	—
Other derivative financial instruments (mortgage banking related)	1,809	1,809	—	1,809	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended June 30, 2025
Balance at March 31, 2025	$578	$(377,245)	$(376,667)
Other comprehensive income before reclassifications	—	4,558	4,558
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net comprehensive income	—	4,558	4,558
Balance at June 30, 2025	$578	$(372,687)	$(372,109)

Three Months Ended June 30, 2024
Balance at March 31, 2024	$627	$(623,621)	$(622,994)
Other comprehensive income before reclassifications	—	2,783	2,783
Net comprehensive income	—	2,783	2,783
Balance at June 30, 2024	$627	$(620,838)	$(620,211)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	61,144	61,144
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	234,812	234,812
Balance at June 30, 2025	$578	$(372,687)	$(372,109)

Six Months Ended June 30, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive loss before reclassifications	—	(37,675)	(37,675)
Net comprehensive loss	—	(37,675)	(37,675)
Balance at June 30, 2024	$627	$(620,838)	$(620,211)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Loss Component	2025	2024	2025	2024	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$—	$—	$228,811	$—	Securities losses, net
	—	—	(55,143)	—	Provision for income taxes
	—	—	173,668	—	Net income
Total reclassifications for the period	$—	$—	$173,668	$—

Note 16 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company as of June 30, 2025 and December 31, 2024:

			June 30, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,835	$57	$—	$3,945	$107	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	13,503,351	134,435	611,310	12,649,905	36,232	878,046
Matched interest rate swaps with counterparty (1)	Other Assets	13,314,544	76,534	—	12,559,707	124,032	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	3,678,000	(27)	—	3,083,000	36	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	156,000	2,304	—	129,000	—	1,809
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	105,500	1,595	974	88,000	1,083	—
Total derivatives		$30,760,230	$214,898	$612,284	$28,513,557	$161,490	$879,855
(1)	The fair value of the interest rate swap derivative assets was reduced by $401.5 million and $719.4 million at June 30, 2025 and December 31, 2024, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		June 30, 2025			December 31, 2024
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,883,134	$87,546	$4,272	$1,858,693	$133,304	$708
Less: Netting adjustment	204,600	(4,272)	(4,272)	49,000	(708)	(708)
Total gross derivative instruments, after netting	1,883,134	$83,274	$—	1,858,693	$132,596	$—
*	As of June 30, 2025 and December 31, 2024, counterparties provided $33.9 million and $53.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $29.1 million and $30.4 million, respectively, as of June 30, 2025 and December 31, 2024 in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.7 million and $1.9 million, respectively, to counterparties to secure swap positions that were not centrally cleared as of June 30, 2025 and December 31, 2024.

Balance Sheet Fair Value Hedge

As of June 30, 2025 and December 31, 2024, the Company maintained loan swaps, with an aggregate notional amount of $2.8 million and $3.9 million, respectively, accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $2.8 million and $3.8 million, respectively, as of June 30, 2025, and December 31, 2024. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2025 and December 31, 2024, the interest rate swaps had an aggregate notional amount of approximately $26.8 billion and $25.2 billion, respectively. At June 30, 2025, the fair value of the interest rate swap derivatives is recorded in Other Assets at $211.0 million and in Other Liabilities at $611.3 million. The fair value of derivative assets at June 30, 2025, was reduced by $401.5 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2024, the fair value of the interest rate swap derivatives was recorded in Other Assets at $160.3 million and Other Liabilities at $878.0 million. The fair value of derivative assets at December 31, 2024, was reduced by $719.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $59,000 and $231,000 recorded on these derivatives for the three and six months ended June 30, 2025, respectively. There was a net gain of $273,000 and $386,000 recorded on these derivatives for the three and six months ended June 30, 2024, respectively. As of June 30, 2025, we provided $242.8 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $78.6 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $33.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of June 30, 2025 and December 31, 2024, the Company maintained an aggregate notional amount of $3.7 billion and $3.1 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $13,000 and $27,000 for these derivatives for the three and six months ended June 30, 2025. There was a net loss of $1,000 for these derivatives for the three and six months ended June 30, 2024.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at June 30, 2025, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and six months ended June 30, 2025, and 2024.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On June 30, 2025, we had derivative financial instruments outstanding with notional amounts totaling $156.0 million related to MSRs, compared to $129.0 million on December 31, 2024. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $2.3 million at June 30, 2025, compared to a loss of $1.8 million at December 31, 2024.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Mortgage loan pipeline	$76,157	$59,291
Expected closures	65,146	53,177
Fair value of mortgage loan pipeline commitments	1,595	751
Forward sales commitments	105,500	88,000
Fair value of forward commitments	(974)	333

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

The following table presents actual and required capital ratios as of June 30, 2025 and December 31, 2024, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,669,247	11.21%	$3,539,232	7.00%	$3,286,429	6.50%
SouthState Bank (the Bank)	6,252,052	12.38%	3,535,258	7.00%	3,282,740	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,669,247	11.21%	4,297,638	8.50%	4,044,836	8.00%
SouthState Bank (the Bank)	6,252,052	12.38%	4,292,813	8.50%	4,040,295	8.00%
Total capital to risk-weighted assets:
Consolidated	7,329,555	14.50%	5,308,847	10.50%	5,056,045	10.00%
SouthState Bank (the Bank)	6,851,759	13.57%	5,302,887	10.50%	5,050,369	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,669,247	9.21%	2,462,611	4.00%	3,078,264	5.00%
SouthState Bank (the Bank)	6,252,052	10.16%	2,461,627	4.00%	3,077,034	5.00%
December 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,547,314	12.62%	$2,522,926	7.00%	$2,342,717	6.50%
SouthState Bank (the Bank)	4,817,945	13.38%	2,520,065	7.00%	2,340,060	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,547,314	12.62%	3,063,552	8.50%	2,883,343	8.00%
SouthState Bank (the Bank)	4,817,945	13.38%	3,060,079	8.50%	2,880,074	8.00%
Total capital to risk-weighted assets:
Consolidated	5,391,194	14.96%	3,784,388	10.50%	3,604,179	10.00%
SouthState Bank (the Bank)	5,271,725	14.64%	3,780,097	10.50%	3,600,093	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,547,314	10.04%	1,810,985	4.00%	2,263,732	5.00%
SouthState Bank (the Bank)	4,817,945	10.64%	1,810,497	4.00%	2,263,121	5.00%

As of June 30, 2025 and December 31, 2024, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion and $1.9 billion, respectively, at June 30, 2025, and December 31, 2024. The Company added $1.2 billion in goodwill related to the Independent acquisition in the first quarter of 2025. The Company made subsequent fair value adjustments related to the Independent acquisition in the second quarter of 2025 that increased goodwill by $6.0 million. The Company also added $412.1 million in core deposit intangibles related to the Independent acquisition and $558,000 related to the purchase of a wealth business client list during the first quarter of 2025. In the second quarter of 2025, the Company recorded a client list intangible for $2.5 million related to the wealth business acquired with the Independent acquisition. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and subject to change as additional information becomes available during the measurement period. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2024, and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Gross carrying amount	$689,708	$274,829
Accumulated amortization	(256,250)	(208,371)
	$433,458	$66,458

Amortization expense totaled $24.0 million and $47.9 million, for the three and six months ended June 30, 2025, respectively, compared to $5.7 million and $11.7 million for the three and six months ended June 30, 2024, respectively.  Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2025	$23,426
December 31, 2025	23,417
March 31, 2026	21,304
June 30, 2026	21,041
September 30, 2026	20,628
Thereafter	317,841
$427,657

Note 19 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.7 billion and $6.7 billion, respectively, as of June 30, 2025 and December 31, 2024. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and six months ended June 30, 2025, and June 30, 2024, were $4.2 million, $8.5 million, $4.3 million, $8.4 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At June 30, 2025 and December 31, 2024, MSRs were $85.8 million and $89.8 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and six months ended June 30, 2025, and June 30, 2024, were losses of $1.7 million and $4.8 million compared with gains of $830,000 and $3.2 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
(Decrease)/increase in fair value of MSRs	$(1,689)	$830	$(4,770)	$3,214
Decay of MSRs	(2,284)	(2,566)	(3,312)	(4,007)
Gain (loss) related to derivatives	1,248	(1,424)	3,588	(4,004)
Net effect on Consolidated Statements of Income	$(2,725)	$(3,160)	$(4,494)	$(4,797)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	June 30,		December 31,
(Dollars in thousands)	2025		2024
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.66	years	7.97	years
Constant Prepayment rate (CPR)	7.6%		7.0%
Estimated impact on fair value of a 10% increase	$(965)		$(658)
Estimated impact on fair value of a 20% increase	(1,900)		(1,298)
Estimated impact on fair value of a 10% decrease	1,005		666
Estimated impact on fair value of a 20% decrease	2,056		1,328
Weighted average discount rate	10.7%		10.9%
Estimated impact on fair value of a 10% increase	$(3,215)		$(3,166)
Estimated impact on fair value of a 20% increase	(6,362)		(6,339)
Estimated impact on fair value of a 10% decrease	3,167		3,022
Estimated impact on fair value of a 20% decrease	6,075		5,738
Effect on fair value due to change in interest rates
25 basis point increase	$2,313		$1,761
50 basis point increase	4,439		3,296
25 basis point decrease	(2,389)		(1,952)
50 basis point decrease	(4,803)		(4,052)

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

Whole loan sales were $262.7 million and $544 million for the three and six months ended June 30, 2025, respectively, compared to $282.6 million and $505.3 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, $175.4 million and $340.2 million, or 66.8% and 62.5%, respectively, were sold with the servicing rights retained by the Company, compared to $205.9 million and $366.6 million, or 72.9% and 72.6%, respectively, for the three and six months ended June 30, 2024.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the six months ended June 30, 2025, and 2024 were approximately $1.3 million and $1.2 million, respectively. There were approximately $55,000 and $52,000, respectively, in loss reimbursement and settlement claims paid in the six months ended June 30, 2025 and 2024.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $71.0 million and $98.1 million at June 30, 2025 and December 31, 2024, respectively. Please see Note 14 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

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

During the second quarter of 2025, the Company purchased approximately $235.7 million in guaranteed portions of SBA loans. During the second quarter of 2025, the Company pooled approximately $194.3 million of the guaranteed portions of SBA loans into securities selling approximately $160.2 million into the secondary market. The Company also sold approximately $43.4 million in individual loans during the quarter. During the first six months of 2025, the Company purchased approximately $686.6 million in guaranteed portions of SBA loans. During the first six months of 2025, the Company pooled approximately $507.1 million of the guaranteed portions of SBA loans into securities selling approximately $481.2 million into the secondary market. The Company also sold approximately $58.8 million in individual loans during the first half of 2025. The Company held approximately $247.9 million in the guaranteed portion of SBA loans for sale at June 30, 2025.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During the three months ended June 30, 2025, the Company sold approximately $20.0 million, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $1.7 million. During the six months ended June 30, 2025, the Company sold approximately $42.6 million, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $3.8 million.

Note 21 — Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At June 30, 2025 and December 31, 2024, our repurchase agreements totaled $266.5 million and $254.7 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at June 30, 2025 and December 31, 2024. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $334.0 million and $370.4 million at June 30, 2025 and December 31, 2024, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At June 30, 2025 and December 31, 2024, our federal funds purchased totaled $364.0 million and $260.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has from time to time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of June 30, 2025, and December 31, 2024, the Company had no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at June 30, 2025, were approximately $9.1 billion (collateral value of $5.4 billion) and investment securities and cash pledged were approximately $216.7 million (collateral value of $150.3 million). This allows the Company a total borrowing capacity at the FHLB of approximately $5.6 billion. After accounting for letters of credit totaling $2.3 million, the Company had unused net credit available with the FHLB in the amount of approximately $5.6 billion at June 30, 2025. The Company also has a total borrowing capacity at the FRB of $10.2 billion at June 30, 2025, secured by a blanket lien on $13.6 billion (collateral value of $10.2 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at June 30, 2025, or December 31, 2024.

Corporate and Subordinated Debentures

On June 13, 2025, the Company issued $350.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2035. The subordinated notes initially bear interest at an initial rate of 7.00% per annum, commencing on December 13, 2025, until June 13, 2030, after which interest will be payable at a floating rate equal to SOFR plus 319 basis points. Interest is payable semi-annually during the fixed rate period and quarterly during the floating rate period, in arrears. The Company may redeem the notes at such times and at the redemption prices as provided for in the indenture governing the notes. The notes are unsecured, subordinated obligations and qualify as Tier 2 capital under applicable capital adequacy rules. The Company received net proceeds of $346.5 million, which the Company estimates will be used to partially or fully redeem the Company’s outstanding subordinated debentures and for general corporate purposes.

Note 22 — Stock Repurchase Program

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the six months ended June 30, 2025, the Company did not repurchase any shares pursuant 2025 Stock Repurchase Program in 2025. The Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program during the second quarter of 2024. During the six months ended June 30, 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share.

The Company repurchased 110,797 and 97,363 shares at a cost of $11.3 million and $8.1 million, respectively, during the six months ended June 30, 2025, and 2024 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

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

The Company’s chief operating decision maker (“CODM”) is the Executive Committee. The CODM generally meets monthly, and membership includes the senior executive management team including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, among other executives.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Income (GAAP)
Interest income	$840,504	$531,124	$1,649,070	$1,048,379
Interest expense	262,556	180,865	526,575	354,184
Net interest income (a)	577,948	350,259	1,122,495	694,195
Provision for credit losses	7,505	3,889	108,067	16,575
Net interest income after provision for credit losses	570,443	346,370	1,014,428	677,620
Total noninterest income
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Other operating noninterest income	86,817	75,225	172,437	146,783
Total noninterest income	86,817	75,225	172,905	146,783
Total noninterest expense
Employee salaries	135,895	104,725	271,623	210,140
Employee commissions	14,278	11,122	25,554	21,361
Employee incentives	33,623	26,598	62,389	48,351
Other salaries and benefits	36,353	26,131	73,318	54,208
Deferred loan costs	(19,987)	(17,141)	(36,911)	(32,172)
Salaries and employee benefits	200,162	151,435	395,973	301,888
Occupancy expense	41,507	22,453	77,000	45,030
Information services expense	30,155	23,144	61,517	45,497
Professional fees	4,658	3,906	9,367	7,021
Amortization of intangibles	24,048	5,744	47,879	11,742
Business development and staff related	7,182	5,942	13,692	11,464
FDIC assessment and other regulatory charges	11,469	7,771	22,727	16,305
Merger and branch consolidation related expense	24,379	5,785	92,385	10,298
FDIC special assessment	—	619	—	4,473
Other operating expense	31,501	21,948	63,347	44,319
Total noninterest expense	375,061	248,747	783,887	498,037
Income before income tax provision	282,199	172,848	403,446	326,366
Income tax provision	66,975	40,478	99,142	78,940
Net income (GAAP)	$215,224	$132,370	$304,304	$247,426

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$57,710,001	$41,011,662	$57,604,313	$40,834,418
Net interest margin, non-TE ((a)/(b)) (GAAP)	4.02%	3.43%	3.93%	3.42%

Note 24 — Subsequent Events

On July 24, 2025, the Company announced the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.54 per share to $0.60 per share. The dividend is payable on August 15, 2025, to shareholders of record as of August 8, 2025.

As of July 31, 2025, the Company repurchased 440,000 shares of the Company’s common stock pursuant to the 2025 Repurchase Program at a weighted average price of $97.29 per share after June 30, 2025. The Company may repurchase up to an additional 2,560,000 shares of common stock under the 2025 Repurchase Program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2024. Results for the three and six months ended June 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Corporation is a financial holding company headquartered in Winter Haven, Florida, and was incorporated under the laws of South Carolina in 1985. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|DuncanWilliamsSouthState|DuncanWilliams Securities Corp. (“SouthState|DuncanWilliamsSouthState|DuncanWilliams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor, and Private Capital Management, LLC, also a wholly-owned registered investment advisor which it acquired through the Independent acquisition completed on January 1, 2025. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. In 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At June 30, 2025, we had approximately $65.9 billion in assets and 6,306 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, and also analyzes our financial condition as of June 30, 2025, as compared to December 31, 2024. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Subordinated Debenture Issuance

On June 13, 2025, the Company issued $350.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2035. The subordinated notes initially bear interest at an initial rate of 7.00% per annum, commencing on December 13, 2025, until June 13, 2030, after which interest will be payable at a floating rate equal to SOFR plus 319 basis points. Interest is payable semi-annually during the fixed rate period and quarterly during the floating rate period, in arrears. See accompanying Note 21 — Borrowings to our consolidated financial statements.

Independent Bank Group, Inc. (“Independent”) Merger

On January 1, 2025, the Company acquired Independent, a Texas-based corporation, the bank holding company for Independent Bank, in an all-stock transaction. Pursuant to the Agreement dated May 17, 2024, shareholders of Independent received 0.60 shares of the Company’s common stock in exchange for each share of Independent stock resulting in the Company issuing 24,858,731 shares of its common stock. In total, the purchase price for Independent was $2.5 billion. See accompanying Note 4 — Mergers and Acquisitions to our consolidated financial statements.

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

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $10 billion in total assets but less than $250 billion in total assets is April 1, 2027; however, following the issuance of the rule, a lawsuit was filed to challenge the rule in court. In May 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. As a result, the CFPB requested that the court grant the plaintiffs’ motion for summary judgment and vacate the final rule. The district court has not yet ruled on the CFPB’s motion.

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

For further discussion of our loan accounting and acquisitions, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $219 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $131 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and exacerbated geopolitical and trade tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at June 30, 2025.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of June 30, 2025 and December 31, 2024, the balance of goodwill was $3.1 billion and $1.9 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

We evaluated the carrying value of goodwill as of October 31, 2024, our annual test date, and determined that no impairment charge was necessary as the fair value of the entity exceeded the carrying value. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels for a prolonged period, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Results of Operations

Overview

We reported consolidated net income of $215.2 million, or diluted earnings per share (“EPS”) of $2.11, for the second quarter of 2025 compared to consolidated net income of $132.4 million, or diluted EPS of $1.73, in the comparable period of 2024, a 62.6% increase in consolidated net income and a 22.0% increase in diluted EPS. During the six months ended June 30, 2025, we reported consolidated net income of $304.3 million, or diluted EPS of $2.99, compared to consolidated net income of $247.4 million, or diluted EPS of $3.23, in the comparable period of 2024, a 23.0% increase in consolidated net income and a 7.4% decrease in diluted EPS. The $82.9 million increase in consolidated net income for the second quarter of 2025 compared to the same period of 2024 was the net result of the following items:

●	A $309.4 million increase in interest income, resulting from a $268.1 million increase in interest income from loans and loans held for sale, a $29.7 million increase in interest income from investment securities, and a $11.6 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to a $14.3 billion increase in average balance of loans and loans held for sale along with a 51 basis point increase in yield. The increase in average balance was mainly due to the loans acquired in the Independent acquisition of $13.1 billion in the first quarter of 2025 along with the organic loan growth in 2024. The increase in yield was mainly due to the loan accretion recognized for the Independent loan portfolio. The increase in interest income from investments securities was due to a $1.3 billion increase in the average balance and a 102 basis point increase in the yield. The increase in the average balance in the investment portfolio was also due to the Independent acquisition and the increase in yield was due to the effect of the investment bond restructuring completed in the first quarter of 2025. The increase in interest income on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to a $1.2 billion increase in the average balance;
●	An $81.7 million increase in interest expense, which mainly resulted from a $76.1 million increase in interest expense from deposits, a $422,000 increase in interest expense in federal funds purchased and securities sold under agreements to repurchase, and $5.2 million increase in interest in other borrowings. The increase in interest expense from deposits resulted from an increase in the average balance of interest-bearing deposits of $12.6 billion. The increase in the average balance was mainly due to $12.0 billion of interest-bearing deposits assumed from Independent in the first quarter of 2025. The average cost on interest-bearing deposits declined slightly by 4 basis points in the current quarter compared to the second quarter in 2024. The increase in interest expense from corporate and subordinated debentures and other borrowings was due to an increase in the average balance of $106.1 million as the Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition along with the Company issuing $350.0 million in new subordinated debentures in June 2025. These increases were partially offset by a reduction in the average balance of borrowings from the Federal Home Loan Bank of $323.6 million;
●	A $3.6 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $7.5 million in the second quarter of 2025 while recording a provision for credit losses of $3.9 million in the second quarter of 2024;
●	An $11.6 million increase in noninterest income due primarily from an increase in correspondent banking and capital market income of $8.9 million, in trust and investment services income of $3.3 million, service charges on deposit accounts of $1.8 million, in debit, prepaid, ATM and merchant card related income of $2.2 million and in bank owned life insurance income of $1.8 million. These increases were offset by a decline in other noninterest income of $4.9 million and SBA income of $1.5 million. The increases in service charge on deposit account, debit, prepaid, ATM and merchant card related income, trust and investment services income and bank owned life insurance income were mainly due to the acquisition of Independent in the first quarter of 2025. The decline in other noninterest income was mainly attributable to $5.2 million in income from tax refunds during the second quarter of 2024. See Noninterest Income section on page 65 for further discussion;

●	A $126.3 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $48.7 million, in merger, branch consolidation, severance-related, and other expense of $18.6 million, in amortization of intangibles of $18.3 million, in occupancy expense of $19.1 million, in information services expense of $7.0 million, in FDIC assessment and other regulatory charges of $3.7 million and in other noninterest expense of $6.7 million. These increases were mainly due to the increase in expenses resulting from the Independent acquisition in the first quarter of 2025. See Noninterest Expense section on page 67 for further discussion; and
●	Higher income tax provision of $26.5 million is mostly due to higher pretax book income between the two quarters. The Company recorded pretax book income of $282.2 million in the second quarter of 2025 compared to pretax book income of $172.8 million in the second quarter of 2024. Our effective tax rate was 23.73% for the three months ended June 30, 2025, compared to 23.42% for the three months ended June 30, 2024. See Income Tax Expense section on page 68 for further discussion.

Our quarterly efficiency ratio decreased to 52.7% in the second quarter of 2025 compared to 57.0% in the second quarter of 2024. The decrease in the efficiency ratio compared to the second quarter of 2024 was the result of a 56.2% increase in the total of tax-equivalent net interest income and noninterest income being greater than a 44.4% increase in noninterest expense (excluding amortization of intangibles). The overall increase in both tax-equivalent net interest income and noninterest income and noninterest expense was due to the acquisition of Independent in the first quarter of 2025. The higher increase in tax-equivalent net interest income and noninterest income was due to the $264.3 million increase in interest income related to loans held for investment, which was mainly attributable to loans acquired in the acquisition of Independent.

Basic and diluted EPS were $2.12 and $2.11, respectively, for the second quarter of 2025, compared to $1.74 and $1.73, respectively, for the second quarter of 2024. The increase in basic and diluted EPS was due to a 62.6% increase in net income in the second quarter of 2025 compared to the same period in 2024. The effects from the increase in net income were partially offset by an increase in average basic common shares of 33.1%. The increase in net income in the second quarter of 2025 was mainly attributable to an increase in net interest income of $227.7 million derived from the interest-earning assets and interest-bearing liabilities acquired from Independent in the first quarter of 2025. The increase in average basic common shares was mainly due to the issuance of approximately 24.9 million shares of common stock related to the acquisition of Independent

Selected Figures and Ratios

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average assets (annualized)	1.34%	1.17%	0.95%	1.10%
Return on average equity (annualized)	9.93%	9.58%	7.17%	8.97%
Return on average tangible equity (annualized)*	18.17%	15.49%	13.73%	14.57%
Dividend payout ratio	25.47%	29.93%	36.00%	32.02%
Equity to assets ratio	13.36%	12.42%	13.36%	12.42%
Average shareholders’ equity	$8,692,582	$5,554,470	$8,556,105	$5,545,511

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended June 30, 2025, the return on average assets increased compared to the same period in 2024. This increase was primarily due to the increase in net income of $82.9 million, or 62.6%, which was mainly due to an increase in net interest income of $227.7 million in the second quarter of 2025 attributable to the acquisition of Independent in the first quarter of 2025. The effects on the return on average assets from the increase in net income were partially offset by an increase in average assets of 42.1% for the three months ended June 30, 2025 compared to the same period in 2024. This increase was mainly due to the $17.0 billion in assets acquired in the acquisition of Independent in the first quarter of 2025. For the six months ended June 30, 2025, the return on average assets declined as average assets increased 42.5% while net income increased by 23.0% compared to the same period in 2024. The lower increase in net income was due to costs associated with the acquisition of Independent including the initial provision for credit losses on Non-PCD loan portfolio and unfunded commitments of $92.1 million and a $92.3 million increase in merger, branch consolidation, severance-related, and other expense during the current year compared to the comparable period in 2024.

●	For the three months ended June 30, 2025, the return on average equity and the return on average tangible equity increased compared to the same period in 2024. This increase was primarily due to higher net income of 62.6% offset by the effects from an increase in average equity of 56.5% and in average tangible equity of 45.3%. The increase in net income was mainly attributable to higher net interest income resulting from the acquisition of Independent in the first quarter of 2025. The higher average equity and average tangible equity was mainly attributable to common stock issued in the acquisition of Independent. For the six months ended June 30, 2025, the return on average equity and the return on average tangible equity decreased due to a 54.3% increase in average equity and a 41.6% increase in average tangible equity while net income increased 23.0%. The increase in net income was lower than the increase in equity for the six months ended June 30, 2025 due to the initial provision for credit losses and merger related expenses recorded during the first quarter of 2025 for the acquisition of Independent.
●	The equity to assets ratio was 13.36% for the quarter ended June 30, 2025, an increase of 0.94% from June 30, 2024. This increase resulted primarily from common stock issued with the acquisition of Independent and the net income earned during the last twelve months being greater than the increase in total assets of 44.8% from June 30, 2024.
●	Dividend payout ratios were 25.47% and 36.00% for the three and six month periods ending June 30, 2025, respectively, and 29.93% and 32.02% for the three- and six-month periods ending June 30, 2024, respectively. The decrease in the dividend payout ratio for the three months period ending June 30, 2025, was due to the 62.6% increase in net income being greater than the increase in dividends paid during the current quarter of 38.3% compared to the same period in 2024. The dividend payout ratio for the six months period ending June 30, 2025, increased due to a net income increase of 23.0% compared to an increase in total dividends paid of 38.3% when compared to the same period in 2024. The increase in dividends paid was due to the increase in outstanding common shares in 2025 resulting from the issuance of 24.9 million shares of common stock for the acquisition of Independent in the first quarter of 2025.

Net Interest Income and Margin

Non-tax equivalent net interest income increased $227.7 million, or 65.0%, to $577.9 million in the second quarter of 2025 compared to $350.3 million in the same period in 2024. Interest-earning assets averaged $57.7 billion during the three months period ended June 30, 2025, compared to $41.0 billion for the same period in 2024, an increase of $16.7 billion, or 40.7%. Interest-bearing liabilities averaged $40.6 billion during the three months period ended June 30, 2025, compared to $27.7 billion for the same period in 2024, an increase of $12.9 billion, or 46.4%. Non-tax equivalent net interest income increased $428.3 million, or 61.7%, to $1.1 billion in the six months ended June 30, 2025, compared to $694.2 million in the same period in 2024. Interest-earning assets averaged $57.6 billion during the six months ended June 30, 2025, compared to $40.8 billion during the same period in 2024. Interest-bearing liabilities averaged $40.7 billion during the six months ended June 30, 2025, compared to $27.6 billion for the same period in 2024, an increase of $13.0 billion, or 47.2%.

The Federal Reserve implemented a total rate cut of 100 basis-point, beginning with a 50 basis-point reduction in mid-September 2024. This was followed by two additional cuts of 25 basis-point each, one in early November 2024 and the other in mid-December 2024. These rate cuts came after a series of rate hikes that began in March 2022, resulting in a target range of 4.25% to 4.50% at June 30, 2025. As a result, the Company operated in a comparatively lower rate environment for the three and six months ended June 30, 2025 compared to the same time periods in 2024. Some key highlights are outlined below:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin increased by 59 basis points and 58 basis points, respectively, in the second quarter of 2025 compared to the same quarter of 2024. The increase in net interest margin was primarily attributable to a 63-basis point rise in the yield on interest earning assets, while the cost of interest-bearing liabilities remained stable.
o	Non-TE yield on interest-earning assets for the second quarter of 2025 increased 63 basis points to 5.84% from the comparable period in 2024 due to higher yields on a majority of interest-earning assets, including investments securities, loans held for investment, and loans held for sale. The yield on investment securities increased due to the full-quarter effect of the investment bond restructuring completed in the first quarter of 2025. The yield on loans increased primarily due to loan accretion recognized during the second quarter of 2025 of approximately $63.5 million, which was mainly attributable to the loan portfolio acquired from Independent. In addition, the average balance of the higher yielding acquired loans increased by $11.2 billion, the average balance of non-acquired loans increased by $2.8 billion, and the average balance of investment securities increased by $1.3 billion, mainly due to balances acquired from Independent.

o	The average cost of interest-bearing liabilities for the second quarter of 2025 decreased slightly to 2.60%, compared to the same period in 2024. The average cost of corporate and subordinated debentures increased by 144 basis points, primarily driven by higher interest expense incurred resulting from a $429.8 million increase in average balances. The increase includes the assumption of $360.5 million in corporate and subordinated debentures from the Independent acquisition, as well as the issuance of $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. Additionally, the average cost of securities sold with agreements to repurchase increased by 2 basis points, accompanied by a $16.5 million increase in average balance. These cost increases were offset by lower costs associated with other borrowings and federal funds purchased, along with decreases across all deposit categories, reflecting the comparatively lower rate environment. The Company had no other borrowings outstanding as of the end of the second quarter 2025. Accordingly, no interest cost was recognized for other borrowings during the second quarter of 2025. This compares to a cost of 5.47% for the compared period in 2024. The average cost of federal funds purchased decreased by 100 basis points, even as the average balance increased by $90.6 million. Additionally, the average cost of interest-bearing deposits decreased by 4 basis points, despite a $12.6 billion increase in the average balance. Our overall cost of funds, including noninterest-bearing deposits, was 1.94% for the three months ended June 30, 2025, compared to 1.90% for the three months ended June 30, 2024.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2025, and 2024 and net interest margin on a tax equivalent basis:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,884,133	$19,839	4.22%	$732,252	$8,248	4.53%
Investment securities (taxable) (1)	7,680,130	68,081	3.56%	6,426,206	38,747	2.43%
Investment securities (tax-exempt) (1)	833,309	6,136	2.95%	800,376	5,769	2.90%
Loans held for sale	283,017	4,829	6.84%	63,307	1,018	6.47%
Acquired loans, net	16,585,942	302,259	7.31%	5,373,383	84,263	6.31%
Non-acquired loans	30,443,470	439,360	5.79%	27,616,138	393,079	5.72%
Total interest-earning assets	57,710,001	840,504	5.84%	41,011,662	531,124	5.21%
Noninterest-Earning Assets:
Cash and due from banks	585,975			443,686
Other assets	6,882,510			4,440,959
Allowance for credit losses	(627,605)			(468,573)
Total noninterest-earning assets	6,840,880			4,416,072
Total Assets	$64,550,881			$45,427,734

Interest-Bearing Liabilities:
Transaction and money market accounts	$28,986,998	$173,481	2.40%	$19,653,436	$120,722	2.47%
Savings deposits	2,921,780	2,012	0.28%	2,504,809	1,830	0.29%
Certificates and other time deposits	7,177,451	66,100	3.69%	4,286,950	42,929	4.03%
Federal funds purchased	360,588	3,943	4.39%	270,028	3,621	5.39%
Securities sold with agreements to repurchase	287,341	1,462	2.04%	270,815	1,362	2.02%
Corporate and subordinated debentures	821,542	15,558	7.60%	391,775	5,999	6.16%
Other borrowings	3	—	—%	323,626	4,402	5.47%
Total interest-bearing liabilities	40,555,703	262,556	2.60%	27,701,439	180,865	2.63%
Noninterest-Bearing Liabilities:
Demand deposits	13,643,265			10,566,529
Other liabilities	1,659,331			1,605,296
Total noninterest-bearing liabilities (“Non-IBL”)	15,302,596			12,171,825
Shareholders’ equity	8,692,582			5,554,470
Total Non-IBL and shareholders’ equity	23,995,178			17,726,295
Total Liabilities and Shareholders’ Equity	$64,550,881			$45,427,734

Net Interest Income and Margin (Non-Tax Equivalent)		$577,948	4.02%		$350,259	3.43%
Net Interest Margin (Tax Equivalent)			4.02%			3.44%

Total Deposit Cost (without debt and other borrowings)			1.84%			1.80%
Overall Cost of Funds (including demand deposits)			1.94%			1.90%

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$2,041,094	$42,379	4.19%	$700,301	$16,502	4.74%
Investment securities (taxable) (1)	7,533,730	121,951	3.26%	6,539,593	78,492	2.41%
Investment securities (tax-exempt) (1)	886,395	13,652	3.11%	806,565	11,337	2.83%
Loans held for sale	229,224	8,507	7.48%	53,089	1,699	6.44%
Acquired loans, net	16,911,413	614,318	7.33%	5,565,904	173,826	6.28%
Non-acquired loans	30,002,457	848,263	5.70%	27,168,966	766,523	5.67%
Total interest-earning assets	57,604,313	1,649,070	5.77%	40,834,418	1,048,379	5.16%
Noninterest-Earning Assets:
Cash and due from banks	584,462			451,261
Other assets	6,840,917			4,396,492
Allowance for credit losses	(611,799)			(462,723)
Total noninterest-earning assets	6,813,580			4,385,030
Total Assets	$64,417,893			$45,219,448

Interest-Bearing Liabilities:
Transaction and money market accounts	$29,117,282	$350,430	2.43%	$19,598,727	$238,013	2.44%
Savings deposits	2,913,417	3,956	0.27%	2,547,030	3,648	0.29%
Certificates and other time deposits	7,171,354	133,164	3.74%	4,284,850	83,982	3.94%
Federal funds purchased	342,096	7,422	4.38%	263,268	6,989	5.34%
Securities sold with agreements to repurchase	292,793	2,892	1.99%	275,744	2,721	1.98%
Corporate and subordinated debentures	787,166	28,063	7.19%	391,822	12,008	6.16%
Other borrowings	29,701	648	4.40%	247,802	6,823	5.54%
Total interest-bearing liabilities	40,653,809	526,575	2.61%	27,609,243	354,184	2.58%
Noninterest-Bearing Liabilities:
Demand deposits	13,568,711			10,548,563
Other liabilities	1,639,268			1,516,131
Total noninterest-bearing liabilities (“Non-IBL”)	15,207,979			12,064,694
Shareholders’ equity	8,556,105			5,545,511
Total Non-IBL and shareholders’ equity	23,764,084			17,610,205
Total Liabilities and Shareholders’ Equity	$64,417,893			$45,219,448

Net Interest Income and Margin (Non-Tax Equivalent)		$1,122,495	3.93%		$694,195	3.42%
Net Interest Margin (Tax Equivalent)			3.93%			3.42%

Total deposit cost (without debt and other borrowings)			1.86%			1.77%
Overall Cost of Funds (including demand deposits)			1.96%			1.87%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased by $29.7 million and $45.8 million, respectively, in the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024. This is a result of the Bank carrying a higher average balance in investment securities along with an increase in the yield on the investment portfolio in 2025 compared to the same period in 2024. The average balance of investment securities increased $1.3 billion and $1.1 billion, respectively, for the three and six months ended June 30, 2025, from the comparable periods in 2024, primarily due to the Company acquiring $1.6 billion in investment securities through the acquisition of Independent. These securities were subsequently sold during the first quarter 2025 with the proceeds reinvested into purchases of new securities that fit the Company’s investment strategy. The increase in investment securities related to the Independent acquisition was partially offset due to maturities and mortgage paydowns within the AFS and HTM investment portfolios. The yield on the investment securities increased 102 basis points and 79 basis points, respectively, during the three and six months ended June 30, 2025, compared to the same periods in 2024. The Company purchased investment securities, including the reinvestment of the Independent investment portfolio, at current market rates during the first quarter of 2025. The Company saw an improvement in the yield and risk weightings, as well as a shortened duration, of the investment portfolio for a full quarter during the current quarter as a result of the securities repositioning completed during the first quarter of 2025.

Loans

Interest earned on loans held for investment increased $264.3 million to $741.6 million and increased $522.2 million to $1.5 billion, respectively, during the three and six months ended June 30, 2025, from the comparable periods in 2024. Interest earned on loans held for investment included loan accretion income recognized during the three and six months ended June 30, 2025, and 2024 of $63.5 million, $125.3 million, $4.4 million and $8.7 million, respectively, an increase of $59.1 million and $116.6 million, respectively. Some key highlights for the quarter ended June 30, 2025, are outlined below:

●	Our non-TE yield on total loans increased 51 basis points in the second quarter of 2025 compared to the same period in 2024 due to a 7 basis-point increase in the yield on the non-acquired loan portfolio and a 100 basis-point increase in the yield on the acquired loan portfolio.
o	The yield on the acquired loan portfolio increased slightly from 6.31% in the second quarter of 2024 to 7.31% in the same period in 2025, while interest income on the acquired loan portfolio increased by $218.0 million during the same period.
◾	The interest income on acquired loans increased by $218 million, due to a $11.2 billion increase in the average balance during the second quarter of 2025 compared to the same period in 2024. The average balance increased due to loans acquired from Independent, which was offset by paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio. The yield increased primarily due to loan accretion of approximately $61.2 million recognized for the loan portfolio acquired from Independent during the second quarter of 2025.
o	The yield on the non-acquired loan portfolio increased 7 basis points to 5.79% in the second quarter of 2025 compared to 5.72% in the same period in 2024. Interest income on the non-acquired loan portfolio increased $46.3 million during the same period.
◾	The increase in interest income on non-acquired loans was attributable to a higher average balance of $2.8 billion through organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio. The yield on non-acquired loans increased as loans were priced at slightly higher interest rates during the current quarter compared to the same period in 2024.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased by $12.9 billion, or 46.4%, in the second quarter of 2025 compared to the same period in 2024. The cost of interest-bearing liabilities decreased slightly to 2.60% compared to the same period in 2024, while the overall cost of funds, including demand deposits, slightly increased by 4 basis points to 1.94% in the second quarter of 2025, compared to the same period in 2024. Some key highlights for the quarter ended June 30, 2025, compared to the same period in 2024 include:

●	The cost of interest-bearing deposits was 2.48% for the second quarter of 2025 compared to 2.52% for the same period in 2024.
o	Interest expense on interest-bearing deposits increased by $76.1 million in the second quarter of 2025 compared to the same period in 2024 as interest expense on all interest-bearing deposit accounts increased, primarily due to an increase in the average balance of deposit accounts as a result of the balances assumed from the Independent acquisition. Interest expense on transaction and money market accounts, savings, certificates and other time deposits increased by $52.8 million, $182,000, and $23.2 million, respectively.
o	The average balance of interest-bearing deposits increased by $12.6 billion, as average balances on all interest-bearing deposit accounts increased, which drove up interest expense. The increases in the average balance of transaction and money market accounts, savings, certificates and other time deposits were $9.3 billion, $417.0 million and $2.9 billion, respectively.
●	The cost of federal funds purchased decreased 100 basis points. The decline in the yield compared to the same period in 2024 was primarily driven by a lower interest rate environment, as the interest expense increased by $322,000 while the average balance grew by $90.6 million.
●	The cost of repurchase agreements was 2.04% for the second quarter of 2025 compared to 2.02% for the same period in 2024, driven by the effects from the lower interest environment. While the average balance grew by $16.5 million, interest expense only increased by $100,000.
●	The cost of corporate and subordinated debentures increased by 144 basis point to 7.60% for the three months ended June 30, 2025, also driven by the effects from the increase in the average balance of $429.8 million. The Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition during the first quarter of 2025, and issued $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. The increase in the average balance resulted in an increase in interest expense of $9.6 million.

●	The Company had no other borrowings outstanding as of the end of the second quarter 2025 and no interest cost was recognized during the second quarter of 2025. The cost was 5.47% for the comparable period in 2024.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $3.1 billion, or 29.1%, to $13.6 billion in the second quarter of 2025 compared to $10.6 billion during the same period in 2024. The increase in the average balance of noninterest bearing deposits was primarily due to noninterest-bearing deposit balances assumed from Independent during the first quarter of 2025.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2025, and 2024, noninterest income comprised 13.1%, and 17.7%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2025, and 2024, noninterest income comprised 13.3%, and 17.5%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$24,667	$22,889	$49,619	$45,559
Debit, prepaid, ATM and merchant card related income	13,202	10,953	24,183	21,428
Mortgage banking income	5,936	5,912	13,673	12,081
Trust and investment services income	14,419	11,091	29,351	21,482
Correspondent banking and capital markets income	13,767	4,860	23,312	9,171
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
SBA income	2,430	3,955	5,662	8,318
Bank owned life insurance income	9,153	7,372	19,352	14,264
Other	3,243	8,193	7,285	14,480
Total noninterest income	$86,817	$75,225	$172,905	$146,783

Noninterest income increased by $11.6 million, or 15.4%, during the second quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher by $1.8 million, or 7.8%, during the second quarter of 2025 compared to the same period in 2024. The increase was mainly attributable to deposit accounts assumed from Independent.
●	Debit, prepaid, ATM and merchant card related income was higher by $2.2 million, or 20.5%, in the second quarter of 2025 compared to the same period in 2024. The increase in debit, ATM, prepaid and merchant card related income was mainly due to higher card and ATM related fee income of $2.3 million.
●	Trust and investment services income for the second quarter of 2025 increased by $3.3 million, or 30.0%, from the second quarter of 2024, as assets under management have increased by $2.2 billion, or 26.2%, in that same time frame. The trust and investment services income increased during the second quarter of 2025, primarily due to higher asset values and the addition of new clients through wealth management services provided by Private Capital Management, which became the Bank’s wholly owned subsidiary through the Company’s acquisition of Independent during the first quarter of 2025.
●	Correspondent banking and capital markets income in the second quarter of 2025 increased by $8.9 million, or 183.3%, compared to the same quarter in 2024. The increase was primarily related to the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $5.4 million related to variation margin payments in the second quarter of 2025 compared to an expense of $11.4 million in the second quarter of 2024. The increase was also due to an increase of $2.3 million in income generated from the sale of customer swap ARC hedges during the second quarter of 2025 compared to the second quarter of 2024, resulting from the comparatively lower interest rate environment in 2025.

●	SBA income decreased by $1.5 million, or 38.6%, during the second quarter of 2025 compared to the same period in 2024. SBA income includes changes in the fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease was attributable to lower gains on the sale of SBA loans of $1.9 million and a decline in the change in fair value of the SBA servicing asset of $348,000.
●	Bank owned life insurance income increased by $1.8 million, or 24.2%, in the second quarter of 2025 compared to the same period in 2024. The increase was primarily due to the acquisition of bank owned life insurance assets from Independent, which contributed approximately $2.1 million of income. This increase was partially offset by a decrease of approximately $318,000 in death benefit proceeds received on policies during the second quarter of 2025.
●	Other income decreased by $5.0 million, or 60.4%, in the second quarter of 2025 compared to the same quarter in 2024. During the second quarter of 2024, the Company recognized approximately $5.2 million of income from federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021.

Noninterest income increased by $26.1 million, or 17.8%, during the six months ended June 30, 2025, compared to the same period in 2024. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Mortgage banking income increased by $1.6 million, or 13.2%, in 2025 compared to 2024, primarily from a $1.2 million, or 14.4%, increase in secondary market mortgage income. Mortgage production increased from $981.0 million in the first half of 2024 to $1.1 billion in the first half of 2025 with slightly lower mortgage rates in 2025 compared to the same period in 2024. We allocated a lower percentage of mortgage production to the secondary market in 2025 compared to the same period in 2024 as the percentage allocated decreased in 2025 compared to 2024 from 57% to 45%. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and is expected to fluctuate year to year.
o	Mortgage income from the secondary market increased by $1.2 million between the comparable periods resulting from a $4.2 million increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and the change in fair value of the pipeline of $226,000, offset by decreases in the fair value of MBS forward trades of $2.4 million and loans held for sale of $880,000. Mortgage commission expense was $4.1 million in 2025 compared to $5.5 million in 2024.
o	The mortgage servicing related income, net of the hedge, slightly increased by $376,000 in 2025. The increase was due to a $303,000 increase in the change in fair value of the MSR, including decay, and a $74,000 increase in service fee income. The increase in fair value of the MSR between the comparable periods was primarily due to an increase from gains/losses on the MSR hedge of $7.6 million and a $695,000 increase in MSR decay, offset by a decrease in the change in fair value from interest rates of $8.0 million.
●	During the first quarter of 2025, the Company recorded net losses of $228.8 million on the sales of investment securities, excluding the sales of investment securities acquired from Independent.
●	The Company recorded a gain on the sale of bank properties of $229.3 million, net of transaction costs, from a sale-leaseback transaction completed in February 2025.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Salaries and employee benefits	$200,162	$151,435	$395,973	$301,888
Occupancy expense	41,507	22,453	77,000	45,030
Information services expense	30,155	23,144	61,517	45,497
OREO and loan related expense	2,295	1,307	4,079	1,913
Amortization of intangibles	24,048	5,744	47,879	11,742
Business development and staff related expense	7,182	5,942	13,692	11,464
Supplies and printing expense	3,970	2,526	7,098	5,066
Professional fees	4,658	3,906	9,367	7,021
FDIC assessment and other regulatory charges	11,469	7,771	22,727	16,305
FDIC special assessment	—	619	—	4,473
Advertising and marketing	3,010	2,594	5,300	4,578
Merger, branch consolidation, severance-related, and other expense	24,379	5,785	92,385	10,298
Other	22,226	15,521	46,870	32,762
Total noninterest expense	$375,061	$248,747	$783,887	$498,037

Noninterest expense increased by $126.3 million, or 50.8%, in the second quarter of 2025 compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $48.7 million, or 32.2%, in the second quarter of 2025 compared to the same period in 2024. The increase was primarily associated with the addition of Independent employees during the first quarter of 2025. Salaries increased by $29.7 million resulting from both merit increases and an increase in the number of employees, along with higher commission and incentive expense of $10.2 million and higher employee benefits from higher FICA tax paid and medical insurance expense of $8.8 million.
●	Occupancy expense increased $19.1 million, or 84.9% in the second quarter of 2025 compared to the same period in 2024. The increase was primarily due to increases in lease expense and branch maintenance and repair expenses of $16.9 million and $4.7 million, respectively.
●	Information services expense increased $7.0 million, or 30.3%, in the second quarter of 2025 compared to the same period in 2024. The increase was due to additional costs associated with the Company updating systems and expenses associated with transferring, managing, and processing data as it grows in size and complexity.
●	Amortization of intangibles increased by $18.3 million, which is related to the Independent acquisition.
●	FDIC assessment and other regulatory charges increased $3.7 million, or 47.6%, in the second quarter of 2025 compared to the same period in 2024. The increase in the FDIC assessment was primarily due to an increase in the FDIC assessment rate to bring the overall FDIC insurance fund to 1.35 times total deposits by the end of 2028. The increase also reflects changes in the Company’s size and complexity along with the effects from the increase in the Company’s classified assets.
●	Merger, branch consolidation, severance-related, and other expense increased $18.6 million to $24.4 million in the second quarter of 2025 compared to the same period in 2024. Of the $24.4 million of expense recognized in the second quarter of 2025, approximately $28.4 million pertains to the Independent acquisition. The expense was partially offset by an insurance reimbursement of approximately $3.6 million received in the same period. The reimbursement pertains to costs previously incurred in connection with the cybersecurity incident in February 2024.
●	Other noninterest expense increased by $6.7 million, or 43.2%, in the second quarter of 2025 compared to the same period in 2024. The increase primarily resulted from a $1.5 million increase in miscellaneous expense, largely due to approximately $2.0 million Uncertain Tax Position (“UTP”) adjustment recorded during the second quarter of 2024. Earnings credit expense to Homeowners Association (“HOA”) customers increased by $1.8 million. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. Additional increases included approximately $1.5 million increase in other miscellaneous expenses, which reflected new expenses associated with the Independent acquisition, such as franchise tax payments and donations. In addition, other miscellaneous operational expenses increased by $780,000.

Noninterest expense increased by $285.9 million, or 57.4%, during the six months ended June 30, 2025, compared to the same period in 2024. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	The FDIC’s special assessment expense decreased by $4.5 million as the FDIC announced a projected reduction in the special assessment rate in late 2024, resulting in no additional accrual recorded during 2025. The Company accrued a total of $4.5 million during the first half of 2024 based on the anticipation of a higher assessment that may be allocated to the Bank at that time.
●	Merger, branch consolidation, severance-related, and other expense increased by $82.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase was primarily due to approximately $92.3 million of costs associated with the Independent acquisition. The expense was partially offset by a decrease in cybersecurity incident costs of approximately $11.4 million.

Income Tax Expense

Our effective tax rate was 23.73% for the three months ended June 30, 2025, compared to 23.42% for the three months ended June 30, 2024. The increase in the effective rate for the quarter, when compared to the same period in the prior year, is driven primarily by an increase in pretax book income as well as higher non-deductible executive compensation and disallowed FDIC premiums. This increase was partially offset by an increase in the cash surrender value of BOLI policies and an increase in tax-exempt income in the current quarter.

Our effective tax rate for the first six months of the year was 24.57% compared to 24.19% for the first six months of 2024. The increase in the year-to-date effective tax rate compared to the same period of 2024 is due primarily to the increase in pretax book income and higher non-deductible executive compensation and disallowed FDIC premiums. This was partially offset by an increase in the cash surrender value of BOLI policies and an increase in tax-exempt income in the first six months of the current year, compared to 2024.

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

The table below provides PPNR and TE NIM information of the General Banking Unit.

Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue, Adjusted (Non-GAAP)
Net interest income (GAAP) (a)	$577,948	$350,259	$1,122,495	$694,195
Plus:
Noninterest income	86,817	75,225	172,905	146,783
Revenue (GAAP)	$664,765	$425,484	$1,295,400	$840,978
Less:
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Revenue, adjusted (Non-GAAP)	$664,765	$425,484	$1,294,932	$840,978

PPNR, Adjusted (Non-GAAP)
Revenue, adjusted (Non-GAAP)	$664,765	$425,484	$1,294,932	$840,978
Less:
Noninterest expense	375,061	248,747	783,887	498,037
PPNR (Non-GAAP)	$289,704	$176,737	$511,045	$342,941
Plus:
Merger and branch consolidation related expense	24,379	5,785	92,385	10,298
FDIC special assessment	—	619	—	4,473
PPNR, adjusted (Non-GAAP)	$314,083	$183,141	$603,430	$357,712

Net Interest Margin, Tax Equivalent ("TE") (non-GAAP)
Average interest earning assets (b)	$57,710,001	$41,011,662	$57,604,313	$40,834,418

Net interest margin, non-TE ((a)/(b)) (GAAP)	4.02%	3.43%	3.93%	3.42%
TE adjustment (c)	672	631	1,456	1,159
Net interest margin, TE (((a)+(c))/(b)) (non-GAAP)	4.02%	3.44%	3.93%	3.42%

Analysis of Financial Condition

Summary

Our total assets increased approximately $19.5 billion, or 42.1%, from December 31, 2024, to June 30, 2025, to approximately $65.9 billion. Within total assets, cash and cash equivalents increased by $2.1 billion, or 148.8%, and net loans increased $13.2 billion, or 39.5%, while investment securities increased $1.6 billion, or 24.0%, during the period. Within total liabilities, deposits grew $15.6 billion, or 41.1%, and federal funds purchased and securities sold under agreements to repurchase increased by $115.6 million, or 22.5%. Total borrowings increased by $708.2 million, or 180.9%. Total shareholder’s equity increased $2.9 billion, or 49.4%. The increases in total assets, cash and cash equivalents, investment securities, loans, deposits, other borrowings and equity were all primarily driven by the acquisition of Independent on January 1, 2025. The increase in cash and cash equivalents was also due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits, excluding deposits assumed from Independent, of approximately $427.4 million, an increase in federal funds purchased and securities sold under agreements to repurchase of $115.6 million and due to the issuance of new subordinated debentures of $350.0 million in the second quarter of 2025. The increase in deposits, excluding deposits assumed from Independent, was mainly from the increases in interest-bearing checking and time deposit accounts. Our loan to deposit ratio was 88% and 89% at June 30, 2025 and December 31, 2024, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 26% and 27%, respectively at June 30, 2025, and December 31, 2024.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At June 30, 2025, investment securities totaled $8.4 billion, compared to $6.8 billion at December 31, 2024, an increase of $1.6 billion, or 24.0%. During the first quarter of 2025, the Company acquired $1.6 billion in investment securities through the acquisition of Independent. A majority of these securities were subsequently sold during the quarter with the proceeds reinvested into securities that fit the Company’s investment strategy. The Company executed a securities repositioning during the first quarter 2025 and sold investment securities with a book value of approximately $1.8 billion at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and risk weightings and shortened the duration of the investment portfolio. The Bank purchased $3.6 billion of investment securities during the six months ended June 30, 2025 from reinvesting funds provided by the sales of securities acquired from Independent and proceeds from the sale of securities involved in the repositioning strategy. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $3.7 billion and a reduction from the net amortization of premiums of $5.4 million during the six months ended June 30, 2025. Of the $3.6 billion in purchases of investment securities during the quarter, $3.5 billion were available-for-sale securities and $117.4 million were other investment securities. There were no purchases of held to maturity securities during the quarter. During the six months ended June 30, 2025, we purchased $33.3 million of capital stock of the Federal Home Loan Bank of Atlanta classified as other investment securities on the Balance Sheet and sold back $45.1 million. At June 30, 2025, approximately 70.3% of the investment portfolio was classified as available for sale, approximately 25.5% was classified as held to maturity and approximately 4.2% was classified as other investments.

At June 30, 2025, the unrealized net losses of the available for sale securities portfolio was $498.8 million, or 7.8%, below its amortized cost basis, compared to an unrealized net loss of $808.6 million, or 15.8%, at December 31, 2024. At June 30, 2025, the unrealized net loss of the held to maturity securities portfolio was $364.2 million, or 17.0%, below its amortized cost basis, compared to an unrealized net loss of $420.1 million, or 18.6%, at December 31, 2024.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Gain (Loss)	AAA – A	Not Rated
June 30, 2025
U.S. Government agencies	$132,910	$113,860	$(19,050)	$132,910	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	2,913,414	2,540,779	(372,635)	91	2,913,323
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,732,202	2,630,230	(101,972)	—	2,732,202
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,005,378	861,378	(144,000)	29,687	975,691
State and municipal obligations	1,108,538	922,417	(186,121)	1,096,277	12,261
Small Business Administration loan-backed securities	651,752	614,357	(37,395)	603,116	48,636
Corporate securities	28,499	26,594	(1,905)	—	28,499
	$8,572,693	$7,709,615	$(863,078)	$1,862,081	$6,710,612

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

At June 30, 2025, we had 1,098 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $885.4 million. At December 31, 2024, we had 1,214 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.3 billion. The total number of investment securities with an unrealized loss position decreased by 116 securities, while the total dollar amount of the unrealized loss decreased by $344.1 million. The reduction in the number of securities in a loss position and level of unrealized losses was mainly due to the securities repositioning strategy completed during the first quarter of 2025 where we sold certain available-for-sale investment securities and recognized the losses and reinvested the proceeds in investment securities at current market prices. The reduction was also due to changes in interest rates during the first six months of 2025.

All investment securities in an unrealized loss position as of June 30, 2025, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of June 30, 2025:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$19,988	2.06%	$112,922	1.67%	$—	—%	$132,910	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	111,315	1.96	1,114,782	1.83	1,226,097	1.84
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	395,349	2.53	395,349	2.53
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	36,138	0.94	173,430	1.48	134,385	1.60	343,953	1.47
Small Business Administration loan-backed securities	—	—	—	—	—	—	47,682	1.27	47,682	1.27
Total held to maturity	$—	—%	$56,126	1.34%	$397,667	1.67%	$1,692,198	1.96%	$2,145,991	1.89%
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$2	—%	$5,892	2.14%	$95,674	2.60%	$1,422,311	3.38%	$1,523,879	3.33%
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	58	3.00	2,763	2.36	5,723	2.26	2,288,427	4.70	2,296,971	4.69
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	16,395	3.10	155,197	3.88	221,314	2.74	188,586	1.81	581,492	2.69
State and municipal obligations	14,779	3.49	12,159	3.06	104,442	2.47	791,037	2.96	922,417	2.91
Small Business Administration loan-backed securities	7,061	2.55	16,797	4.73	198,084	4.86	354,572	3.59	576,514	4.04
Corporate securities	—	—	10,264	7.33	15,443	4.15	887	4.50	26,594	5.34
Total available for sale	$38,295	3.15%	$203,072	4.00%	$640,680	3.36%	$5,045,820	3.87%	$5,927,867	3.81%
Total other investments	$—	—%	$—	—%	$—	—%	$357,487	3.03%	$357,487	3.03%
Total investment securities	$38,295	3.15%	$259,198	3.43%	$1,038,347	2.71%	$7,095,505	3.37%	$8,431,345	3.29%
Percent of total	1%		3%		12%		84%
Cumulative percent of total	1%		4%		16%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.7% (based on amortized cost) of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 12.9% (based on amortized cost) of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Double A or Triple A category.

As of June 30, 2025, the portfolio had an effective duration of 5.15 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	June 30, 2025		December 31, 2024
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,910	5.98	$147,272	5.85
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,226,097	6.28	1,297,543	5.94
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	395,349	7.05	411,721	6.76
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	343,953	6.78	348,338	6.12
Small Business Administration loan-backed securities	47,682	5.81	49,796	9.12
Total held to maturity	$2,145,991	6.48	$2,254,670	6.18
Available for Sale (fair value)
U.S. Treasuries	$—	—	$10,656	0.10
U.S. Government agencies	—	—	150,418	3.95
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,523,879	5.03	1,377,525	5.73
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,296,971	3.13	459,095	6.00
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	581,492	5.91	1,040,555	5.35
State and municipal obligations	922,417	8.43	945,723	10.08
Small Business Administration loan-backed securities	576,514	1.93	310,112	5.09
Corporate securities	26,594	0.57	26,509	1.27
Total available for sale	$5,927,867	4.70	$4,320,593	6.47

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2025, we determined that there was no impairment on our other investment securities. As of June 30, 2025, other investment securities represented approximately $357.5 million, or 0.54% of total assets, and primarily consists of FHLB and FRB stock which totals $252.5 million, or 0.38% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2025, and 2024, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and the Bank’s subsidiary, SouthState|DuncanWilliams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $95.3 million and $102.9 million at June 30, 2025 and December 31, 2024.

Loans Held for Sale

The balance of loans held for sale increased $39.6 million from December 31, 2024, to $319.0 million on June 30, 2025. Loans held for sale at June 30, 2025 and December 31, 2024 consisted of mortgage and SBA loans held for sale.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $247.9 million at June 30, 2025 compared to $181.3 million at December 31, 2024. See Note – 20 – SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $71.0 million at June 30, 2025, a decrease of $27.1 million compared to $98.1 million at December 31, 2024. Total mortgage production was $672 million in the second quarter of 2025. This compares to $459 million in the first quarter of 2025 and $552 million in the second quarter of 2024. Mortgage production has increased as mortgage rates declined slightly during the quarter along with the seasonal nature of home sales during the spring and summer months. The percentage of mortgage production sold into the secondary market decreased in the second quarter of 2025 to 37% from 56% in the first quarter of 2025 and from 59% in the second quarter of 2024. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	June 30,	% of	December 31,	% of
(Dollars in thousands)	2025	Total	2024	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$862,431	1.8%	$37,527	0.1%
Commercial non-owner-occupied	5,164,176	10.9%	1,317,925	4.0%
Commercial owner-occupied real estate	2,115,813	4.5%	912,760	2.7%
Consumer owner-occupied	1,242,405	2.6%	428,753	1.3%
Home equity loans	219,392	0.5%	190,455	0.6%
Commercial and industrial	2,053,807	4.3%	579,883	1.7%
Other income producing property	759,273	1.6%	111,394	0.3%
Consumer non real estate	75,050	0.2%	56,879	0.2%
Other	206	—%	206	—%
Total acquired - non-purchased credit deteriorated loans	12,492,553	26.4%	3,635,782	10.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	289,210	0.6%	5,893	—%
Commercial non-owner-occupied	2,067,145	4.4%	349,998	1.0%
Commercial owner-occupied real estate	550,641	1.2%	266,288	0.8%
Consumer owner-occupied	199,381	0.4%	145,290	0.4%
Home equity loans	22,067	—%	23,447	0.1%
Commercial and industrial	198,852	0.4%	21,451	0.1%
Other income producing property	57,206	0.1%	24,013	0.1%
Consumer non real estate	24,684	0.1%	25,775	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	3,409,186	7.2%	862,155	2.5%
Total acquired loans	15,901,739	33.6%	4,497,937	13.3%
Non-acquired loans:
Construction and land development	2,172,282	4.6%	2,140,907	6.3%
Commercial non-owner-occupied	8,415,348	17.8%	7,715,809	22.8%
Commercial owner-occupied real estate	4,831,452	10.2%	4,537,328	13.4%
Consumer owner-occupied	6,888,762	14.6%	6,570,842	19.4%
Home equity loans	1,466,362	3.1%	1,356,182	4.0%
Commercial and industrial	6,193,219	13.1%	5,621,542	16.6%
Other income producing property	490,262	1.1%	472,343	1.4%
Consumer non real estate	907,517	1.9%	979,945	2.9%
Other	304	—%	10,092	—%
Total non-acquired loans	31,365,508	66.4%	29,404,990	86.7%
Total loans (net of unearned income)	$47,267,247	100.0%	$33,902,927	100.0%

Total loans, net of deferred loan costs and fees (excluding loans held for sale), increased by $13.4 billion, or 79.5% annualized, to $47.3 billion at June 30, 2025. Our non-acquired loan portfolio increased by $2.0 billion, or 13.4% annualized, mainly driven by organic growth. Commercial non-owner-occupied loans, commercial and industrial loans, consumer owner-occupied loans, commercial owner-occupied real estate, and home equity loans led the way with $700.0 million, $571.7 million, $317.9 million, $294.1 million and $110.2 million in year-to-date loan growth, respectively, or 18.3%, 20.5%, 9.8%, 13.1% and 16.4% annualized growth, respectively. The acquired loan portfolio increased by $11.4 billion, or 511.3% annualized. This increase in acquired loans was due to the addition of $13.1 billion from the acquisition of Independent, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, construction and land development loans, consumer owner-occupied loans and other income producing property loans which increased by $5.6 billion, $1.7 billion, $1.5 billion, $1.1 billion, $867.7 million and $681.1 million, respectively, year-to-date. Acquired loans as a percentage of total loans increased to 33.6% and non-acquired loans as a percentage of the overall portfolio decreased to 66.4% at June 30, 2025. This compares to acquired loans as a percentage of total loans of 13.3% and non-acquired loans as a percentage of total loans of 86.7% at December 31, 2024.

Total commercial non-owner-occupied loans of $15.6 billion, approximately 33.1% of the total loans held for investment, was the largest category of the loan portfolio as of June 30, 2025. As of June 30, 2025, approximately 93% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $15.6 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 96% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Non-Accrual	Accruing	Special Mention
June 30, 2025
Loan Type:
Retail	$4,243,114	$2,169	0.11%	1.20%	1.21%
Multifamily	2,518,670	3,688	1.97%	12.95%	10.45%
Warehouse/Industrial	2,426,556	2,083	—%	5.08%	1.14%
Office	1,794,295	1,524	1.31%	6.21%	3.67%
Hotel	1,364,604	5,208	0.04%	6.03%	2.34%
Medical	886,980	2,082	0.18%	2.18%	2.68%
Other	808,453	1,558	—%	6.98%	6.30%
Self Storage	599,091	3,187	—%	10.73%	5.41%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of June 30, 2025.

Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict and unrest in middle east, and changes in global trade policy, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and a four-quarter reversion period.

Despite numerous headwinds, the U.S. has thus far avoided a recession, although an inverted yield curve such as observed in the current interest rate environment often portends a coming recession, however, downside risks to the outlook remain. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending June 30, 2025, management selected a baseline weighting of 40%, a 25% weighting for an upside scenario and a 35% weighting for the more severe scenario. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The shift in scenario weightings reflects a mostly neutral stance but recognition of downside risks and higher levels of uncertainty in the economic forecast from persistent levels of inflation, high interest rates, lack of clarity on trade and fiscal policy impacts, and tightening credit conditions conducive of a mild recession. While employment figures still show resilience and actual loan losses remain at low levels, continued projected borrower weakness related to high interest rates, uncertainty, and lingering chances of an economic downturn continue to moderate optimism in the path of the forecast and kept expected losses mostly flat. The Company recorded a total provision for credit losses of $7.5 million for the second quarter of 2025. The Company recorded a provision for credit losses of $5.1 million and $2.4 million for funded loans and unfunded commitments, respectively, during the second quarter of 2025.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2024, and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of June 30, 2025, the balance of the ACL was $621.0 million or 1.31% of total loans. The ACL decreased $2.7 million from the balance of $623.7 million recorded at March 31, 2025. The decrease during the second quarter of 2025 included $5.1 million in provision for credit losses and $7.2 million in net charge-offs, excluding $16.8 million of allowance for credit losses and $17.3 million of net charge-offs recorded during the current quarter as measurement period adjustments for PCD loans acquired from Independent to conform with the Company’s charge-off policies and procedures.

At June 30, 2025, the Company had a reserve on unfunded commitments of $64.7 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $62.3 million at March 31, 2025, and $45.3 million at December 31, 2024. During the three and six months ended June 30, 2025, the Company recorded an increase in the reserve for unfunded commitments of $2.4 million and $19.3 million, respectively. Of the $19.3 million of provision for credit losses recorded for unfunded commitments during the six months ended June 30, 2025, $12.1 million was related to the initial provision for unfunded commitments acquired from Independent and $7.2 million was for all other unfunded commitments. For the prior comparative period, the Company recorded a decrease in the reserve for unfunded commitments of $3.0 million and $6.1 million, respectively, during the three and six months ended June 30, 2024. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the six months ended June 30, 2025.

The ACL provides 2.09 times coverage of nonperforming loans at June 30, 2025. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent, to total average loans during the three and six months ended June 30, 2025, were 0.06% and 0.05%, respectively, compared to net charge-offs to total average loans of 0.05% and 0.04%, respectively, during the three and six months ended June 30, 2024. We continued to experience solid and stable asset quality numbers and ratios as of June 30, 2025.

The following table provides the allocation, by segment, for expected credit losses as of June 30, 2025:

	June 30, 2025
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$54,204	19.8%
Residential Mortgage Junior	868	0.1%
Revolving Mortgage	13,884	3.8%
Residential Construction	7,150	1.3%
Other Construction and Development	76,297	5.6%
Consumer	18,685	2.1%
Multifamily	51,088	5.3%
Municipal	2,279	1.9%
Owner-Occupied Commercial Real Estate	88,223	15.8%
Non-Owner-Occupied Commercial Real Estate	165,193	27.9%
Commercial and Industrial	143,175	16.3%
Total	$621,046	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(191)	$9,276,546	(0.01)%	$56	$7,333,141	0.00%
Residential Mortgage Junior	64	50,429	0.51%	50	16,582	1.21%
Revolving Mortgage	125	1,768,088	0.03%	277	1,530,256	0.07%
Residential Construction	—	680,839	—%	15	558,301	0.01%
Other Construction and Development	299	2,714,334	0.04%	(543)	1,921,052	(0.11)%
Consumer	(1,655)	1,034,608	(0.64)%	(1,373)	1,173,471	(0.47)%
Multifamily	(18,065)	2,488,133	(2.91)%	41	1,163,221	0.01%
Municipal	—	844,717	—%	—	752,849	—%
Owner-Occupied Commercial Real Estate	(419)	7,445,999	(0.02)%	15	5,522,455	0.00%
Non-Owner-Occupied Commercial Real Estate	767	13,119,321	0.02%	(87)	8,002,132	(0.00)%
Commercial and Industrial	(5,431)	7,606,398	(0.29)%	(2,676)	5,016,061	(0.21)%
Total	$(24,506)	$47,029,412	(0.21)%	$(4,225)	$32,989,521	(0.05)%

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(559)	$9,253,756	(0.01)%	$(164)	$7,226,647	(0.00)%
Residential Mortgage Junior	75	50,304	0.30%	89	15,515	1.15%
Revolving Mortgage	276	1,763,744	0.03%	459	1,512,240	0.06%
Residential Construction	—	679,166	—%	(282)	597,545	(0.09)%
Other Construction and Development	397	2,707,665	0.03%	(1,011)	2,016,056	(0.10)%
Consumer	(4,953)	1,032,067	(0.97)%	(2,745)	1,186,592	(0.47)%
Multifamily	(18,065)	2,482,020	(1.47)%	66	1,069,726	0.01%
Municipal	—	842,642	—%	—	747,058	—%
Owner-Occupied Commercial Real Estate	(1,875)	7,427,706	(0.05)%	118	5,501,020	0.00%
Non-Owner-Occupied Commercial Real Estate	(12,693)	13,087,090	(0.20)%	(148)	7,895,020	(0.00)%
Commercial and Industrial	(30,978)	7,587,710	(0.82)%	(3,286)	4,967,451	(0.13)%
Total	$(68,375)	$46,913,870	(0.29)%	$(6,904)	$32,734,870	(0.04)%

The following tables present summary of ACL for the three and six months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025			2024
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$526,615	$97,075	$623,690	$439,188	$30,466	$469,654
Allowance adjustment - FMV for Independent acquisition	—	16,798	16,798	—	—	—
Independent Day 1 PCD loan net charge-offs	—	(17,259)	(17,259)	—	—	—
Loans charged off	(11,923)	(42)	(11,965)	(6,332)	(2,258)	(8,590)
Recoveries of loans previously charged off	2,740	1,978	4,718	3,411	954	4,365
Net (charge-offs) recoveries	(9,183)	(15,323)	(24,506)	(2,921)	(1,304)	(4,225)
Provision (recovery) for credit losses	17,582	(12,518)	5,064	11,361	(4,492)	6,869
Balance at end of period	$535,014	$86,032	$621,046	$447,628	$24,670	$472,298

Total loans, net of unearned income:
At period end	$47,267,247			$33,234,564
Average	47,029,412			32,989,521
Net charge-offs as a percentage of average loans (annualized)	0.21%			0.05%
Allowance for credit losses as a percentage of period end loans	1.31%			1.42%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	208.57%			241.19%

	Six Months Ended June 30,
	2025			2024
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573
Allowance adjustment - FMV for Independent acquisition	—	135,441	135,441	—	—	—
Initial Allowance for Non-PCD loans acquired during period	79,971	—	79,971	—	—	—
Independent Day 1 PCD loan net charge-offs	—	(56,688)	(56,688)	—	—	—
Loans charged-off	(18,947)	(440)	(19,387)	(14,050)	(2,480)	(16,530)
Recoveries of loans previously charged off	4,376	3,324	7,700	6,386	3,240	9,626
Net (charge-offs) recoveries	(14,571)	(53,804)	(68,375)	(7,664)	760	(6,904)
Provision (recovery) for credit losses	24,655	(15,926)	8,729	31,416	(8,787)	22,629
Balance at end of period	$535,014	$86,032	$621,046	$447,628	$24,670	$472,298

Total loans, net of unearned income:
At period end	$47,267,247			$33,234,564
Average	46,913,870			32,734,870
Net charge-offs as a percentage of average loans (annualized)	0.29%			0.04%
Allowance for credit losses as a percentage of period end loans	1.31%			1.42%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	208.57%			241.19%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2024	2024
Non-acquired:
Nonaccrual loans	$132,313	$144,079	$134,867	$101,438	$102,295
Accruing loans past due 90 days or more	3,687	3,273	3,293	6,890	5,843
Modified loans to a borrower experiencing financial difficulty - nonaccrual	9,597	7,594	7,115	9,802	8,479
Total non-acquired nonperforming loans	145,597	154,946	145,275	118,130	116,617
Other real estate owned (“OREO”) (1) (6)	16,842	1,570	648	751	2,555
Other nonperforming assets (2)	446	720	534	466	321
Total nonperforming assets excluding acquired assets	162,885	157,236	146,457	119,347	119,493
Acquired:
Nonaccrual loans (3)	145,423	110,474	58,923	64,167	71,549
Accruing loans past due 90 days or more	707	537	—	389	916
Modified loans to a borrower experiencing financial difficulty - nonaccrual	6,043	6,217	6,391	6,564	6,738
Total acquired nonperforming loans	152,173	117,228	65,314	71,120	79,203
Acquired OREO (1) (7)	8,728	5,899	1,505	448	502
Other acquired nonperforming assets (2)	55	77	78	45	96
Total acquired nonperforming assets	160,956	123,204	66,897	71,613	79,801
Total nonperforming assets	$323,841	$280,440	$213,354	$190,960	$199,294

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.52%	0.52%	0.50%	0.42%	0.43%
Total nonperforming assets as a percentage of total assets (5)	0.25%	0.24%	0.32%	0.26%	0.26%
Nonperforming loans as a percentage of period end loans (4)	0.46%	0.52%	0.49%	0.41%	0.42%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.68%	0.60%	0.63%	0.57%	0.60%
Total nonperforming assets as a percentage of total assets (5)	0.49%	0.43%	0.46%	0.41%	0.44%
Nonperforming loans as a percentage of period end loans (4)	0.63%	0.58%	0.62%	0.56%	0.59%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $900,000, $2.9 million, $3.3 million, $5.2 million and $6.1 million as of June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $78.5 million, $72.0 million, $0, $0, and $0 million as of June 30, 2025, March 31, 2025, December 31, 2024, September 30, 2024 and June 30, 2024, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $323.8 million, or 0.68% of total loans and repossessed assets, at June 30, 2025, an increase of $110.5 million, or 51.8%, from December 31, 2024. Total nonperforming loans were $297.8 million, or 0.63%, of total loans, at June 30, 2025, an increase of $87.2 million, or 41.4%, from December 31, 2024. Non-acquired nonperforming loans increased by $322,000 from December 31, 2024. The increase in non-acquired nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $5.5 million, an increase in modified loans to a borrower experiencing financial difficulty of $2.5 million, an increase in accruing loans past due 90 days or more of $394,000, offset by a decline in commercial nonaccrual loans of $8.1 million. Acquired nonperforming loans increased $86.9 million from December 31, 2024. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $85.3 million, an increase in consumer nonaccrual loans of $1.2 million, an increase in accruing loans past due 90 days or more of $707,000, offset by a decline in modified loans to a borrower experiencing financial difficulty of $347,000. The majority of the increase in acquired commercial nonaccrual loans was due to the addition of $87.4 million in loans acquired in the merger with Independent, offset by a $2.0 million decline in legacy commercial nonaccrual loans. The $87.4 million in loans acquired were primarily commercial real estate and commercial and industrial loans.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $12.1 billion to $40.0 billion at June 30, 2025, from $27.9 billion at December 31, 2024. This increase was mainly driven by interest-bearing deposits of $9.6 billion as of June 30, 2025 acquired from Independent on January 1, 2025. Interest-bearing checking accounts increased $4.3 billion during the first six months of 2025, which was driven by $3.3 billion as of June 30, 2025 in interest-bearing checking accounts acquired in the Independent acquisition. The additional growth in interest-bearing checking accounts was mainly through reciprocal and brokered interest-bearing checking accounts. Savings accounts increased by $475.5 million during the first six months of 2025, which was driven by $459.4 million as of June 30, 2025 in savings accounts acquired in the Independent acquisition. Money market accounts increased $3.7 billion during the first six months of 2025, which was driven by $3.8 billion as of June 30, 2025 in money market accounts acquired in the Independent acquisition. Time deposits increased $3.5 billion during the first six months of 2025, which was driven by $2.1 billion as of June 30, 2025 in time deposits acquired in the Independent acquisition. The additional growth in time deposits was due to an increase in brokered time deposits of $1.6 billion during 2025 as the Company has let some higher costing local deposits run off. Federal funds purchased related to the Correspondent Banking Division and securities sold under agreements to repurchase were $630.6 million at June 30, 2025, a $115.6 million increase from December 31, 2024. Corporate and subordinated debentures increased by $708.2 million to $1.1 billion at June 30, 2025. This increase was mainly due to $360.5 million in corporate and subordinated debentures assumed in the Independent acquisition along with a $350.0 million new issuance of subordinated debentures in the second quarter of 2025.

As noted above, the Company has allowed some higher costing local deposits run off in 2025 and replaced the deposits with brokered and other out of market deposits at lower interest rates. Average interest-bearing deposits increased $12.6 billion to $39.1 billion during the three months ended June 30, 2025 compared to the same period in 2024, mainly due to the acquisition of Independent. For the six months ended June 30, 2025 compared to the same period in 2024 the increase was similar at $12.8 billion. For more information on the composition of our total deposits, see Note 9 — Deposits.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2025, the period end balance of noninterest-bearing deposits was $13.7 billion, an increase of $3.5 billion compared to the balance at December 31, 2024 of $10.2 billion. At June 30, 2025, the period-end balance of noninterest-bearing deposits included $3.9 billion assumed in the Independent acquisition. Noninterest-bearing deposits, excluding the deposits assumed during the quarter, declined $364.9 million. Average noninterest-bearing deposits were $13.6 billion for the second quarter of 2025 compared to $10.6 billion for the second quarter of 2024. The increase in the average noninterest bearing deposits from the comparable quarter ended March 31, 2024 was due to the deposits assumed in the Independent acquisition.

Uninsured Deposits

The Company had estimated approximately 39.6% and 38.7%, respectively, of uninsured deposits over total deposits at June 30, 2025 and December 31, 2024. Total uninsured deposits at June 30, 2025 included uninsured deposits related to the Independent deposit base acquired in the first quarter of 2025. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. During the first quarter of 2025, the Company issued $2.5 billion in stock related to the acquisition of Independent. As of June 30, 2025, shareholders’ equity was $8.8 billion, an increase of $2.9 million, or 49.4%, from December 31, 2024.

The following table shows the changes in shareholders’ equity during 2025:

(Dollars in thousands)
Total shareholders' equity at December 31, 2024	$5,890,415
Net income	304,304
Dividends paid on common shares ($1.08 per share)	(109,543)
Dividends paid on restricted stock units	(1,100)
Net increase in market value of securities available for sale, net of deferred taxes	234,812
Stock options exercised	333
Employee stock purchases	1,112
Equity based compensation	18,909
Common stock repurchased - equity plans	(11,273)
Stock issued pursuant to the acquisition of Independent	2,472,947
Stock issued in lieu of cash - directors fees	218
Total shareholders' equity at June 30, 2025	$8,801,134

The Company did not repurchase any shares under the 2025 Stock Repurchase Plan in the second or first quarter of 2025. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of June 30, 2025, a total of 3,000,000 authorized shares remains available for repurchase.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2025	2024
SouthState Corporation:
Common equity Tier 1 risk-based capital	N/A	11.21%	12.62%
Tier 1 risk-based capital	6.00%	11.21%	12.62%
Total risk-based capital	10.00%	14.50%	14.96%
Tier 1 leverage	N/A	9.21%	10.04%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.38%	13.38%
Tier 1 risk-based capital	8.00%	12.38%	13.38%
Total risk-based capital	10.00%	13.57%	14.64%
Tier 1 leverage	5.00%	10.16%	10.64%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios as of June 30, 2025 all declined compared to December 31, 2024. The capital ratios declined mainly due to the effects on capital and assets from the acquisition of Independent. Tier 1 capital increased by 24.7% and 29.8% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition and the net income recognized during the first six months of 2025. Total risk-based capital increased by 36.0% and 30.0% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition, the net income recognized during the first six months of 2025 along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. The increase at the Company was also due to the issuance of $350.0 million in new subordinated debentures in the second quarter of 2025 that qualifies for tier 2 capital. Both regulatory risk-based assets and quarterly average assets increased in the first half of 2025 when compared to the fourth quarter with average assets for both the Company and Bank increasing by 36.0% and risk-based assets increasing by 40.3%. The increases in both average assets and risk-based assets were due to the assets acquired in the Independent acquisition during the first quarter of 2025. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit to maintain a minimum of 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit to maintain a minimum of 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of June 30, 2025, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased in the six months ended June 30, 2025 by approximately $2.0 billion, or approximately 13.4% annualized, compared to the balance at December 31, 2024. The increase from December 31, 2024 was mainly related to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio increased by $11.4 billion from the balance at December 31, 2024 due to acquisition of the Independent loan portfolio of $13.1 billion during the quarter. The acquired loans portfolio had reductions totaling $1.7 billion through principal paydowns, charge-offs, foreclosures and renewals of acquired loans during the first half of 2025.

Our investment securities portfolio (excluding trading securities) increased in the six months ended June 30, 2025 by $1.6 billion compared to the balance at December 31, 2024. Increases in the investment securities portfolio came from $1.6 billion in securities acquired in the Independent acquisition and $3.6 billion in investment securities purchased during the first half of 2025, including securities purchased from reinvesting funds provided by the sales of securities acquired from Independent and the securities repositioning completed during the first quarter of 2025. The securities repositioning improved the yield and shortened the duration of the investment portfolio. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $3.7 billion and a reduction from the net amortization of premiums of $5.4 million. The market value of the available for sale securities also increased during the first six months of 2025 by $309.8 million mainly through the securities repositioning and the recognition of losses in the portfolio. Of the $3.6 billion in purchases of investment securities during the quarter, $3.5 billion were in available-for-sale securities and $117.4 million were in other investment securities. There were no purchases of held to maturity securities during the quarter. Other investment securities purchased were mainly related to capital stock with the Federal Home Loan Bank and Federal Reserve Bank of which we sold back $45.0 million during 2025. The purchases in the Federal Home Loan Bank Stock and Federal Reserve Bank Stock during the quarter were mainly due to stock holding requirements related to the Independent acquisition. The Bank pledges a portion of its available-for-sale and held-to-maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of June 30, 2025, the bank pledged 68.1% of the market value of its available-for-sale and held-to-maturity investment portfolios. As of June 30, 2025, the Bank had unpledged securities with a market value of $2.5 billion. These securities included Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $3.5 billion at June 30, 2025 compared to $1.4 billion at December 31, 2024. The increase in cash and cash equivalents was also due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits (excluding deposits assumed from Independent) of approximately $427.4 million, an increase in federal funds purchased and securities sold under agreements to repurchase of $115.6 million and due to the issuance of new subordinated debentures of $350.0 million in the second quarter of 2025. The increase in deposits, excluding deposits assumed from Independent, was mainly from increases in interest-bearing checking and time deposit accounts.

At June 30, 2025, and December 31, 2024, we had $2.2 billion and $614.5 million of traditional, out–of–market brokered time deposits, respectively.  At June 30, 2025, and December 31, 2024, we had $4.5 billion and $2.5 billion, respectively, of reciprocal deposits. Total deposits were $53.7 billion at June 30, 2025, an increase of $15.6 billion from $38.1 billion at December 31, 2024. Our deposit growth since December 31, 2024 was mainly attributable to the deposits acquired in the Independent acquisition of $15.2 billion. See further discussion on changes in deposits in the Interest-Bearing Liabilities and Noninterest-Bearing Deposits section of this MD&A. Total short-term borrowings at June 30, 2025, were $630.6 million, consisting of $364.0 million in federal funds purchased and $266.5 million in securities sold under agreements to repurchase. Total long-term borrowings, consisting of trust preferred securities and subordinated debentures, increased by $708.2 million to $1.1 billion at June 30, 2025. This increase was mainly due to $360.5 in corporate and subordinated debentures assumed in the Independent acquisition along with a $350.0 million new issuance of subordinated debentures in the second quarter of 2025. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $53.7 billion in total deposits at June 30, 2025, approximately 68% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $38,000. Approximately 26% of total deposits are noninterest-bearing.

As discussed previously and presented below, the table below compares Primary Funding Sources to uninsured deposits as of June 30, 2025.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,577
Federal Reserve Bank of Atlanta Discount Window	10,159
Cash and cash equivalents	3,460
Fair value of securities that can be pledged	2,367
Total primary sources	$21,563
Uninsured deposits, excluding collateralized deposits	$17,004
Uninsured and collateralized deposits	$21,485
Coverage ratio, uninsured deposits	100.4%
Coverage ratio, uninsured and uncollateralized deposits	126.8%
Ratio of uninsured and collateralized deposits to total deposits	39.6%

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

At June 30, 2025, the Bank had a total FHLB credit facility of $5.6 billion, with no outstanding borrowings in short-term FHLB advances and $2.3 million FHLB letters of credit outstanding at quarter-end, leaving $5.6 billion in availability on the FHLB credit facility. At June 30, 2025, the Bank had $10.2 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at June 30, 2025. The Bank has $2.4 billion in market value of unpledged securities at June 30, 2025, that can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total bank deposits, which would allow capacity of $8.1 billion at June 30, 2025. The Bank had $3.2 billion of outstanding brokered deposits at the end of the quarter-end leaving $4.9 billion in available capacity as per the internal policy limit of 15% of total bank deposits. All of the primary sources noted in the table above and the brokered deposit remaining available capacity would provide an additional $23.4 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2025. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of June 30, 2025. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.21%, 11.21% and 14.50%, respectively, at June 30, 2025. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.16%, 12.38% and 13.57%, respectively, at June 30, 2025. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of June 30, 2025 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of June 30, 2025, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 16 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of June 30, 2025, the Company was operating within its interest rate key risk indicator policy limits.

During 2024 and for the six months ended June 30, 2025, the beta assumption applied to total deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs have increased from five basis points to one hundred and ninety basis points. During this period, the federal funds rate has increased 525 basis points. Accordingly, our cycle to date beta has been approximately 35%. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of June 30, 2025, the total deposit beta assumption was 43.2%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in January 2025 as the Base Case Scenario. As of June 30, 2025, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.2% increase (up 100) and 1.5% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At June 30, 2025, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.0% decrease and 1.1% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.8% decrease and 1.1% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of June 30, 2025.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.2%
Down 100 basis points	(1.5)%
Down 200 basis points	(3.3)%
Down 300 basis points	(6.0)%
Down 400 basis points	(8.9)%

Deposit Concentrations

As of June 30, 2025, and December 31, 2024, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 6% of the Company’s average total deposit balances at June 30, 2025. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.6 billion at June 30, 2025. Based on this criteria, we had eight such credit concentrations at June 30, 2025, including loans to lessors of nonresidential buildings (except mini-warehouses) of $10.4 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $2.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.5 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $10.7 billion, loans secured by jumbo loans (original loans greater than $548,250) of $3.1 billion, purchased commercial and industrial syndication and participation loans of $1.9 billion and loans secured by business assets including accounts receivable, inventory and equipment of $3.2 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2025, and December 31, 2024, the Bank’s CDL concentration ratio was 48.5% and 40.9%, respectively, and its CRE concentration ratio was 276.6% and 219.6%, respectively. As of June 30, 2025, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average equity (GAAP)	9.93%	9.58%	7.17%	8.97%
Effect to adjust for intangible assets	8.24%	5.91%	6.56%	5.60%
Return on average tangible equity (non-GAAP)	18.17%	15.49%	13.73%	14.57%

Average shareholders’ equity (GAAP)	$8,692,582	$5,554,470	$8,556,105	$5,545,511
Average intangible assets	(3,535,410)	(2,003,930)	(3,546,831)	(2,006,789)
Adjusted average shareholders’ equity (non-GAAP)	$5,157,172	$3,550,540	$5,009,274	$3,538,722

Net income (GAAP)	$215,224	$132,370	$304,304	$247,426
Amortization of intangibles	24,048	5,744	47,879	11,742
Tax effect	(5,707)	(1,345)	(11,103)	(2,840)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$233,565	$136,769	$341,080	$256,328

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

Risks relating to our Business and Business Strategy

●	Economic volatility risk, as a result of monetary, fiscal and trade law policies, such as tariffs, and inflation, potentially resulting in higher rates, deterioration in the credit markets, inflation, greater than expected noninterest expenses, excessive loan losses and other negative consequences, or on the other hand, lower rates, which also may have other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks relating to the merger and integration of SouthState and Independent, including, among others, (i) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (ii) the risk that the integration of Independent’s operations into SouthState’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate Independent’s businesses into SouthState’s businesses, (iii) the amount of the costs, fees, expenses and charges related to the merger, (iii) the risk of deposit attrition, client loss or revenue loss that may be greater than anticipated, and (iv) reputational risk and the reaction of each company’s customers, supplies, employees or other business partners to the merger;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business which are dependent on a variety of factors including economic conditions in the U.S. and globally, geopolitical factors including tariffs, competition, and the regulatory environment;

●	Interest rate risk and a decrease in our net interest income primarily resulting from our inability to effectively manage the risk, and its impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand and changes in mortgage conditions, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	Inflationary risks negatively impacting our business and profitability, earnings and budgetary projections, or demand for our products and services;
●	Risks related to the costs of funds and our profitability and liquidity, and changes in our deposit mix and growth;
●	Compliance, reputational and operational risks related to implementing new lines of business or new products and services and our failure to successfully manage such risks;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Risks related to the potential deterioration in real estate values and other adverse changes in mortgage conditions, higher risks inherent in a loan portfolio that includes commercial real estate loans, environmental risks in our lending activities, and risks that appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	Risks related to (i) our ability to effectively manage credit risk, interest rate risk and liquidity risk affecting the Bank’s ability to meet its obligations when they come due; and (ii) an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	The results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	The impact of the Current Expected Credit Loss standard, merger activity, and global events on our allowance for credit losses;
●	Risks related to maintaining adequate levels of capital to support our operations and the availability of additional capital when needed due to our size and continued pace of growth;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Reputational and operational risks associated with sustainability, stewardship and governance matters, including the impact of state legislation and inconsistent federal and state regulatory guidance and regulation;
●	Risks related to losses arising from errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	Increased risk from the adoption and use of artificial intelligence tools by us and our third party vendors and service providers, including risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, counterparties or other third parties;
●	Risks related to our reliance on and our ability to retain our culture and attract, retain, develop, and motivate qualified and highly skilled personnel as we grow and are located in new markets, and being able to offer competitive salaries and benefits, including flexibility of working remotely or in the office;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Transaction risk arising from problems with service or product delivery, and strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	Risks related to unexpected outflows of uninsured deposits requiring us to sell investment securities at a loss, price risks focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios, and the loss of value of our investment portfolio negatively impacting market perceptions of us, possibly resulting in deposit withdrawals;
●	Risks relating to consumers opting not to use banks to complete their financial transactions; and
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products.

Risks relating to the Regulatory Environment

●	Risks related to the heightened expectations of regulatory agencies exposing the Company to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, the impact of special FDIC assessments, the effects of Consumer Financial Protection Bureau regulations or other guidance, changes in policies and standards for regulatory review of bank mergers, challenges to our income tax provision following changes to tax laws, regulations or interpretations, and the possibility of changes in accounting standards, policies, principles and practices;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Risks relating to the legal, regulatory and supervisory environment, including periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examinations, changes in financial services legislation and capital regulatory requirements, regulations, policies or government officials or other personnel.

Risks relating to our Common Stock

●	Risks related to state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us; and
●	Risks related to: (i) shares of our Common Stock not being insured deposits and losing value; (ii) future capital needs resulting in dilution of shareholder investment; (iii) our ability to pay dividends which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; (iv) dilution in our common stock resulting from issuing stock as consideration in a potential merger or acquisition, future capital needs, or increased trading volume in our common stock in the public market; (v) rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders; (vi) volatility of our stock price stock that may or may not reflect economic condition or performance of SouthState; and (vii) our institutional shareholders, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces

●	Geopolitical and economic risks and market volatility associated with the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes resulting from a new U.S. presidential administration, changes in the fiscal and monetary policies of the federal government and its agencies, and changes to and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions;
●	Risks related to a slowdown in economic growth or a resumption of recessionary economic conditions impacting inflationary pressures and interest rates to dampen demand could adversely affect consumer confidence, loan payment patterns, and our charge-offs and the provision for credit losses;
●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies; and
●	Risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2025, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2024.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of June 30, 2025, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of June 30, 2025, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, Independent merged into SouthState Corporation. We integrated Independent into our overall internal control over financial reporting processes during the second quarter of 2025. Except for changes made in connection with this integration of Independent, there has been no change in our internal control over financial reporting during the six months ended June 30, 2025, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of June 30, 2025, the Company had not incurred material costs as a result of the Cyber Incident.

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

Other than the Cyber Incident Suit (as defined in Note 13 — Commitments and Contingent Liabilities), as of June 30, 2025, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the second quarter of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Program. As of June 30, 2025, there is a total of 3,000,000 shares authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the second quarter of 2025:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
April 1 ‑ April 30	408	*	$88.71	—	3,000,000
May 1 ‑ May 31	232	*	91.29	—	3,000,000
June 1 ‑ June 30	445	*	89.72	—	3,000,000
Total	1,085			—	3,000,000
*

For the three months ended June 30, 2025, monthly totals include 408, 232, and 445 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Stock Repurchase Program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Corporation for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

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

SOUTHSTATE CORPORATION
(Registrant)

Date: August 1, 2025	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2025	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2025	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer