Form 10-Q
period 2025-09-30
SouthState Bank Corp
filed 2025-10-31
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-12669

SOUTHSTATE BANK CORPORATION

(Exact name of registrant as specified in its charter)

Florida	39-3424417
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1101 First Street South, Suite 202
Winter Haven, Florida	33880
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2025
Common Stock, $2.50 par value	100,515,361

SouthState Bank Corporation and Subsidiaries

September 30, 2025 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Bank Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$582,792	$525,506
Federal funds sold and interest-earning deposits with banks	2,285,751	593,777
Deposits in other financial institutions (restricted cash)	275,912	272,784
Total cash and cash equivalents	3,144,455	1,392,067
Trading securities, at fair value	107,519	102,932
Investment securities:
Securities held to maturity (fair value of $1,765,487 and $1,834,527)	2,096,727	2,254,670
Securities available for sale, at fair value	6,042,800	4,320,593
Other investments	366,218	223,613
Total investment securities	8,505,745	6,798,876
Loans held for sale	346,673	279,426
Loans:
Acquired - non-purchased credit deteriorated loans	11,877,828	3,635,782
Acquired - purchased credit deteriorated loans	3,160,359	862,155
Non-acquired loans	32,629,724	29,404,990
Less allowance for credit losses	(590,133)	(465,280)
Loans, net	47,077,778	33,437,647
Premises and equipment, net	961,510	502,559
Bank owned life insurance (“BOLI”)	1,285,532	1,013,209
Deferred tax assets	135,106	179,884
Derivatives assets	226,359	161,490
Mortgage servicing rights	84,491	89,795
Core deposit and other intangibles	409,890	66,458
Goodwill	3,094,059	1,923,106
Other assets	669,093	433,755
Total assets	$66,048,210	$46,381,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,430,459	$10,192,117
Interest-bearing	40,642,810	27,868,749
Total deposits	54,073,269	38,060,866
Federal funds purchased	337,357	260,191
Securities sold under agreements to repurchase	256,735	254,721
Corporate and subordinated debentures	696,429	391,534
Reserve for unfunded commitments	68,538	45,327
Derivative liabilities	561,708	879,855
Other liabilities	1,043,048	598,295
Total liabilities	57,037,084	40,490,789
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
101,089,231 and 76,322,206 shares issued and outstanding, respectively	252,723	190,805
Surplus	6,647,952	4,259,722
Retained earnings	2,426,463	2,046,809
Accumulated other comprehensive loss	(316,012)	(606,921)
Total shareholders’ equity	9,011,126	5,890,415
Total liabilities and shareholders’ equity	$66,048,210	$46,381,204

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$782,382	$494,082	$2,253,471	$1,436,130
Investment securities:
Taxable	69,549	37,900	191,499	116,391
Tax-exempt	6,480	5,734	20,132	17,072
Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks	23,271	6,462	65,650	22,964
Total interest income	881,682	544,178	2,530,752	1,592,557
Interest expense:
Deposits	257,271	177,919	744,820	503,562
Federal funds purchased and securities sold under agreements to repurchase	5,167	5,697	15,482	15,407
Corporate and subordinated debentures	19,547	6,007	47,610	18,014
Other borrowings	—	3,075	648	9,899
Total interest expense	281,985	192,698	808,560	546,882
Net interest income	599,697	351,480	1,722,192	1,045,675
Provision (recovery) for credit losses	5,085	(6,971)	113,152	9,604
Net interest income after provision (recovery) for credit losses	594,612	358,451	1,609,040	1,036,071
Noninterest income:
Fees on deposit accounts	42,572	33,986	116,374	100,973
Mortgage banking income	5,462	3,189	19,135	15,270
Trust and investment services income	14,157	11,578	43,508	33,060
Correspondent banking and capital markets income	21,204	9,893	44,516	19,064
SBA income	1,683	3,875	7,345	12,193
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Other income	14,008	12,413	40,645	41,157
Total noninterest income	99,086	74,934	271,991	221,717
Noninterest expense:
Salaries and employee benefits	199,148	150,865	595,121	452,753
Occupancy expense	40,874	22,242	117,874	67,272
Information services expense	28,988	23,280	90,505	68,777
OREO and loan related expense	5,427	1,358	9,506	3,271
Amortization of intangibles	23,426	5,327	71,305	17,069
Supplies, printing and postage expense	3,278	2,762	10,376	7,828
Professional fees	4,994	4,017	14,361	11,038
FDIC assessment and other regulatory charges	8,374	7,482	31,101	23,787
FDIC special assessment	—	—	—	4,473
Advertising and marketing	2,980	2,296	8,280	6,874
Merger, branch consolidation, severance-related, and other expense	20,889	3,303	113,274	13,602
Other expense	33,964	23,915	94,526	68,140
Total noninterest expense	372,342	246,847	1,156,229	744,884
Earnings:
Income before provision for income taxes	321,356	186,538	724,802	512,904
Provision for income taxes	74,715	43,359	173,857	122,299
Net income	$246,641	$143,179	$550,945	$390,605
Earnings per common share:
Basic	$2.44	$1.88	$5.43	$5.12
Diluted	$2.42	$1.86	$5.41	$5.09
Weighted average common shares outstanding:
Basic	101,218	76,299	101,374	76,284
Diluted	101,735	76,805	101,807	76,691

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$246,641	$143,179	$550,945	$390,605
Other comprehensive income:
Unrealized holding gains on available for sale securities:
Unrealized holding gains arising during period	73,321	186,520	154,297	136,782
Tax effect	(17,224)	(45,949)	(37,056)	(33,886)
Reclassification adjustment for net loss included in net income	—	—	228,811	—
Tax effect	—	—	(55,143)	—
Net of tax amount	56,097	140,571	290,909	102,896
Other comprehensive income, net of tax	56,097	140,571	290,909	102,896
Comprehensive income	$302,738	$283,750	$841,854	$493,501

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended September 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, June 30, 2024	76,195,723	$190,489	$4,238,192	$1,841,933	$(620,211)	$5,650,403
Comprehensive income:
Net income	—	—	—	143,179	—	143,179
Other comprehensive income, net of tax effects	—	—	—	—	140,571	140,571
Total comprehensive income						283,750
Cash dividends declared on common stock at $0.54 per share	—	—	—	(41,174)	—	(41,174)
Cash dividend equivalents paid on restricted stock units	—	—	—	(64)	—	(64)
Employee stock purchases	10,392	26	728	—	—	754
Stock options exercised	42,707	107	3,445	—	—	3,552
Stock issued pursuant to restricted stock units	26,476	66	(66)	—	—	—
Stock issued in lieu of cash - directors fees	1,063	3	90	—	—	93
Common stock repurchased - equity plans	(6,784)	(17)	(588)	—	—	(605)
Share-based compensation expense	—	—	7,871	—	—	7,871
Balance, September 30, 2024	76,269,577	$190,674	$4,249,672	$1,943,874	$(479,640)	$5,904,580

Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134
Comprehensive income:
Net income	—	—	—	246,641	—	246,641
Other comprehensive income, net of tax effects	—	—	—	—	56,097	56,097
Total comprehensive income						302,738
Cash dividends declared on common stock at $0.60 per share	—	—	—	(60,648)	—	(60,648)
Employee stock purchases	12,935	33	1,099	—	—	1,132
Stock options exercised	2,902	7	132	—	—	139
Stock issued pursuant to restricted stock units	16,276	41	(41)	—	—	—
Stock issued in lieu of cash - directors fees	1,346	3	123	—	—	126
Common stock repurchased - buyback plan	(440,000)	(1,100)	(41,708)	—	—	(42,808)
Common stock repurchased - equity plans	(2,228)	(6)	(216)	—	—	(222)
Share-based compensation expense	—	—	9,535	—	—	9,535
Balance, September 30, 2025	101,089,231	$252,723	$6,647,952	$2,426,463	$(316,012)	$9,011,126

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive income:
Net income	—	—	—	390,605	—	390,605
Other comprehensive loss, net of tax effects	—	—	—	—	102,896	102,896
Total comprehensive income						493,501
Cash dividends declared on common stock at $1.58 per share	—	—	—	(120,391)	—	(120,391)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,260)	—	(1,260)
Employee stock purchases	19,484	49	1,435	—	—	1,484
Stock options exercised	50,155	126	3,867	—	—	3,993
Restricted stock awards (forfeits)	(316)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	380,151	950	(950)	—	—	—
Stock issued in lieu of cash - directors fees	2,211	6	180	—	—	186
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased - equity plans	(104,147)	(260)	(8,438)	—	—	(8,698)
Share-based compensation expense	—	—	20,898	—	—	20,898
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, September 30, 2024	76,269,577	$190,674	$4,249,672	$1,943,874	$(479,640)	$5,904,580

Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	550,945	—	550,945
Other comprehensive income, net of tax effects	—	—	—	—	290,909	290,909
Total comprehensive income						841,854
Cash dividends declared on common stock at $1.68 per share	—	—	—	(170,191)	—	(170,191)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Employee stock purchases	25,550	64	2,180	—	—	2,244
Stock options exercised	9,949	25	447	—	—	472
Stock issued pursuant to restricted stock units	422,167	1,056	(1,056)	—	—	—
Stock issued in lieu of cash - directors fees	3,653	9	335	—	—	344
Common stock repurchased - buyback plan	(440,000)	(1,100)	(41,708)	—	—	(42,808)
Common stock repurchased - equity plans	(113,025)	(283)	(11,212)	—	—	(11,495)
Share-based compensation expense	—	—	28,444	—	—	28,444
Common stock issued for Independent acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, September 30, 2025	101,089,231	$252,723	$6,647,952	$2,426,463	$(316,012)	$9,011,126

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$550,945	$390,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,149	41,547
Provision for credit losses	113,152	9,604
Deferred income taxes	102,708	17,335
Losses on sale of securities, net	228,811	—
Share-based compensation expense	28,444	20,898
Accretion of discount related to acquired loans	(208,281)	(11,531)
Gains on disposal of premises and equipment	(112)	(19)
Gains on sale of bank properties held for sale and repossessed real estate	(234,212)	(938)
Net amortization of premiums and discounts on investment securities	8,186	14,559
Bank properties held for sale and repossessed real estate write downs	5,343	246
Fair value adjustment for loans held for sale	1,043	(232)
Originations and purchases of loans held for sale	(1,667,396)	(1,268,977)
Proceeds from sales of loans held for sale	913,311	953,081
Gains on sales of loans held for sale	(16,663)	(20,811)
Increase in cash surrender value of BOLI	(26,708)	(20,572)
Net change in:
Accrued interest receivable	(11,797)	(11,133)
Prepaid assets	5,075	(1,473)
Operating leases	4,666	144
Bank owned life insurance	(3,388)	(1,989)
Trading securities	642,258	35,111
Derivative assets	(58,140)	(22,783)
Miscellaneous other assets	(26,584)	16,409
Accrued interest payable	(31,150)	(4,183)
Accrued income taxes	(64,703)	32,916
Derivative liabilities	(325,835)	(198,292)
Miscellaneous other liabilities	23,669	188,146
Net cash provided by operating activities	68,791	157,668
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,874,110	—
Proceeds from maturities and calls of investment securities held to maturity	154,860	182,902
Proceeds from maturities and calls of investment securities available for sale	2,254,244	406,148
Proceeds from sales and redemptions of other investment securities	45,306	130,642
Purchases of investment securities available for sale	(5,126,458)	(60,668)
Purchases of other investment securities	(117,380)	(140,168)
Net increase in loans	(570,723)	(1,177,079)
Net cash received from acquisitions	1,040,765	—
Net cash paid for acquisition of customer list	(279)	—
Recoveries of loans previously charged off	13,108	12,149
Purchases of premises and equipment	(53,653)	(22,391)
Proceeds from redemption and payout of bank owned life insurance policies	9,774	6,739
Proceeds from sale of bank properties held for sale and repossessed real estate	555,500	11,277
Proceeds from sale of premises and equipment	997	373
Net cash provided by (used in) investing activities	1,080,171	(650,076)
Cash flows from financing activities:
Net increase in deposits	806,658	589,744
Net increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	79,180	49,137
Proceeds from borrowings	1,045,122	4,000,000
Repayment of borrowings	(1,105,000)	(3,800,000)
Common stock issuance	2,588	1,670
Common stock repurchases	(54,303)	(16,683)
Dividends paid	(171,291)	(121,651)
Stock options exercised	472	3,993
Net cash provided by financing activities	603,426	706,210
Net increase in cash and cash equivalents	1,752,388	213,802
Cash and cash equivalents at beginning of period	1,392,067	998,877
Cash and cash equivalents at end of period	$3,144,455	$1,212,679

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$839,710	$551,066
Income taxes	$125,072	$61,511
Recognition of operating lease assets in exchange for lease liabilities	$399,965	$9,093
Schedule of Noncash Operating Transactions:
Pooling of SBA loans held for sale into trading securities	$646,846	$—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$16,553,467	$—
Other intangible assets acquired	414,553	—
Liabilities assumed	15,665,912	—
Net identifiable assets acquired over liabilities assumed	1,170,953	—
Common stock issued in acquisition	2,472,947	—
Real estate transferred from premises and equipment to premises held for sale related to
the sale-leaseback transaction	$230,143	$—
Real estate acquired in full or in partial settlement of loans	$27,382	$3,774

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period information has been reclassified to conform to the current period presentation, and these reclassifications had no impact on net income or equity as previously reported. Operating results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The consolidated balance sheet at December 31, 2024, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2025, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL — Investment Securities” section, of our Annual Report for the year ended December 31, 2024. As of September 30, 2025, and December 31, 2024, the Company had $2.1 billion and $2.3 billion, respectively, of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2025, and December 31, 2024, the accrued interest receivables for all investment securities recorded in Other Assets were $38.5 million and $24.2 million, respectively.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2025, and December 31, 2024, the accrued interest receivables for loans recorded in Other Assets were $187.4 million and $133.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of September 30, 2025, and December 31, 2024, the liabilities recorded for expected credit losses on unfunded commitments were $68.5 million and $45.3 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

Issued But Not Yet Adopted Accounting Standards

On September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, seeking to update the guidance on accounting for software. This ASU addresses stakeholder and investor concerns on the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using modern incremental and iterative methods, which has led to diversity in practice in determining when to begin capitalizing software costs. The ASU removes all references to a prescriptive and sequential software development method. The amendments require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

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

During the three and nine months ended September 30, 2025, the Company incurred approximately $20.8 million and $115.7 million, respectively, of acquisition costs related to the Independent acquisition. During the three and nine months ended September 30, 2024, the Company incurred approximately $2.0 million and $4.5 million, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger, Branch Consolidation, Severance-Related, and Other Expense on the Company’s Consolidated Statements of Net Income.

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

				Reclassifications		Adjusted	Preliminary		Subsequent		Fair Value of
	As Recorded	On The Line		and Other		Acquired	Fair Value		Fair Value		Net Assets Acquired at
(Dollars in thousands)	by Independent	Adjustments		Adjustments		Balance Sheet	Adjustments		Adjustments		Date of Acquisition
Assets
Cash and cash equivalents	$1,043,293	$—		$(2,415)	(d)	$1,040,878	$—		$—		$1,040,878
Investment securities	1,644,381	—		2,782	(e)	1,647,163	(56,711)	(i)	—		1,590,452
Loans held for sale	12,430	—		—		12,430	—		—		12,430
Loans held for investment, net of allowance for credit losses	13,452,928	—		750	(f)	13,453,678	(445,321)	(j)	(16,798)	(j)	12,991,559
Premises and equipment, net	348,071	—		33,133	(g)	381,204	(65,530)	(k)	—		315,674
Bank owned life insurance	252,001	—		—		252,001	—		—		252,001
Deferred tax asset	72,362	6,596	(a)	231	(h)	79,189	35,374	(l)	1,849	(l)	116,412
Bank property held for sale	—	—		—		—	72,000	(m)	6,474	(m)	78,474
Goodwill	476,021	—		—		476,021	(476,021)	(n)	—		—
Core deposit and other intangible assets	38,808	—		—		38,808	373,270	(o)	2,475	(o)	414,553
Other assets	226,032	(23,000)	(b)	(35,915)	(e, g)	167,117	(11,530)	(p)	—		155,587
Total assets	$17,566,327	$(16,404)		$(1,434)		$17,548,489	$(574,469)		$(6,000)		$16,968,020

Liabilities
Deposits:
Noninterest-bearing	$3,241,446	$—		$(3,276)	(d)	$3,238,170	$—		$—		$3,238,170
Interest-bearing	11,966,362	—		2,459	(d)	11,968,821	1,722	(q)	—		11,970,543
Total deposits	15,207,808	—		(817)		15,206,991	1,722		—		15,208,713
Other borrowings	354,713	—		—		354,713	5,809	(r)	—		360,522
Other liabilities	95,409	6,859	(c)	(1,103)	(d)	101,165	(4,488)	(s)	—		96,677
Total liabilities	15,657,930	6,859		(1,920)		15,662,869	3,043		—		15,665,912
Net identifiable assets acquired over liabilities assumed	1,908,397	(23,263)		486		1,885,620	(577,512)		(6,000)		1,302,108
Goodwill	—	—		—		—	1,164,953		6,000		1,170,953
Net assets acquired over liabilities assumed	$1,908,397	$(23,263)		$486		$1,885,620	$587,441		$—		$2,473,061

Consideration:
SouthState Bank Corporation common shares issued											24,858,731
Purchase price per share of the Company's common stock											$99.48

Company common stock issued											$2,472,947
Cash exchanged for fractional shares											114
Fair value of total consideration transferred											$2,473,061

On the Line Adjustments

(a)	represents deferred tax assets related to the on the line adjustments which were contingent upon the consummation of the merger.
(b)	represents acquiree investment banker fees contingent upon the consummation of the merger paid by Independent prior to the effective time of the merger.
(c)	represents employer payroll taxes related to the acceleration of outstanding stock awards that fully vested upon the consummation of the merger.

Reclassification and Other Adjustments

(d)	represents the reclassification of cash and other in-process accounts between cash and cash equivalents, deposits and other liabilities to conform with SouthState's presentation, and miscellaneous accruals.
(e)	represents the reclassification of other investments from other assets to investment securities to conform with SouthState's presentation.

(f)	represents a loan recovery received by Independent effective as of the acquisition date.
(g)	represents the reclassification of right of use assets and software from other assets to premises and equipment, net to conform with SouthState's presentation.
(h)	represents deferred tax assets related to other miscellaneous adjustments.

Fair Value Adjustments

(i)	represents an adjustment of $56.7 million to record investment securities at fair value.
(j)	represents approximately 1.6%, or $214.8 million, preliminary credit mark on the loan portfolio and 4.4% total preliminary mark, or $600.6 million, including interest rate discount, derived from a third party valuation. Also includes the reversal of Independent's ending allowance for credit losses of $133.0 million and $22.2 million of existing Independent fair value adjustments. The fair value for loans was subsequently adjusted by $16.8 million due to an increase in the credit mark (ACL) related to PCL loans.
(k)	represents the preliminary fair value adjustments of $65.5 million on bank premises and equipment, inclusive of bank property transferred to held for sale as of the acquisition date.
(l)	represents net deferred tax assets related to the preliminary fair value adjustments with effective tax rate of 23.5%. This includes an adjustment from Independent's blended tax rate to SouthState's blended tax rate. The difference in tax rates relates to state income taxes. Also includes approximately $1.8 million of net deferred tax assets related to subsequent fair value adjustments recorded during the current period.
(m)	represents a transfer of $72.0 million of bank real estate to bank property held for sale. Subsequently, the fair value of the property, net of selling costs, was adjusted by $6.5 million based on the terms of the executed sale agreement, closing statement and selling costs.
(n)	represents the reversal of Independent's existing goodwill.
(o)	represents preliminary core deposit intangibles ("CDI") of $412.1 million, or 3.6% of core deposits, derived from a third party valuation, net of $38.8 million of existing CDI from prior transactions completed by Independent and reversed on the acquisition date. The Company recorded a wealth customer relationship intangible for approximately $2.5 million in the second quarter of 2025.
(p)	represents preliminary fair value adjustments on repossessed real estate of $4.2 million and write-offs of $7.3 million of prepaids and miscellaneous other assets.
(q)	represents preliminary premium for fixed maturity time deposits of $1.7 million derived from a third party valuation.
(r)	represents the reversal of the existing Independent discount and issuance costs on trust preferred securities and subordinated debentures of $7.6 million, and recording the preliminary net discount of $1.8 million for trust preferred securities and subordinated debentures derived from a third party valuation.
(s)	represents the reversal of $2.9 million of the existing reserve for unfunded commitments, a preliminary fair value adjustment of $2.2 million for lease liabilities, net of adjustments of approximately $660 thousand for miscellaneous accruals.

Comparative and Pro Forma Financial Information for the Independent Acquisition

Pro-forma data for the three and nine months ended September 30, 2024 listed in the table below presents pro-forma information as if the Independent acquisition occurred at the beginning of 2024. These results combine the historical results of Independent in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the Independent acquisition taken place on January 1, 2024.

Merger-related costs of $115.7 million from the Independent acquisition were incurred during 2025 and excluded from the pro forma information presented below. Merger-related costs of $2.0 million and $4.5 million incurred during the three and nine months ended September 30, 2024, respectively, were also excluded from pro forma information below. No adjustments have been made to reduce the impact of any Other Real Estate Owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by Independent in 2024. Expenses related to systems conversions and other costs of integration are expected to be recorded during 2025 for the Independent acquisition. The Company expects to achieve further operating cost savings and other business synergies as a result of the Independent acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

	Pro Forma	Pro Forma
	Three Months Ended	Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2024	September 30, 2024
Total revenues (net interest income plus noninterest income)	$626,487	$1,827,189
Net interest income	$538,092	$1,565,708
Net adjusted income available to the common shareholder	$217,995	$392,934
EPS — basic	$2.16	$3.89
EPS — diluted	$2.15	$3.87

Note 5 — Investment Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2025:
U.S. Government agencies	$132,911	$—	$(16,729)	$116,182
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,187,818	—	(186,684)	1,001,134
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	386,777	—	(58,177)	328,600
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	342,054	—	(60,516)	281,538
Small Business Administration loan-backed securities	47,167	—	(9,134)	38,033
	$2,096,727	$—	$(331,240)	$1,765,487
December 31, 2024:
U.S. Government agencies	$147,272	$—	$(23,498)	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	—	(241,204)	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	—	(72,057)	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	—	(72,391)	275,947
Small Business Administration loan-backed securities	49,796	—	(10,993)	38,803
	$2,254,670	$—	$(420,143)	$1,834,527

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
September 30, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,689,961	$7,641	$(147,237)	$1,550,365
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,268,056	18,908	(49,790)	2,237,174
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	749,857	2,809	(77,054)	675,612
State and municipal obligations	1,112,505	754	(152,147)	961,112
Small Business Administration loan-backed securities	619,437	528	(28,405)	591,560
Corporate securities	28,499	1	(1,523)	26,977
	$6,468,315	$30,641	$(456,156)	$6,042,800
December 31, 2024:
U.S. Treasuries	$10,654	$2	$—	$10,656
U.S. Government agencies	169,207	—	(18,789)	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,659,851	97	(282,423)	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	557,288	19	(98,212)	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,234,573	562	(194,580)	1,040,555
State and municipal obligations	1,117,330	2	(171,609)	945,723
Small Business Administration loan-backed securities	351,814	19	(41,721)	310,112
Corporate securities	28,499	—	(1,990)	26,509
	$5,129,216	$701	$(809,324)	$4,320,593

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
September 30, 2025:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	108,471
$366,218
December 31, 2024:
Federal Home Loan Bank stock	$18,087
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	51,702
$223,613

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2025, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at September 30, 2025, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$34,325	$34,214
Due after one year through five years	94,797	87,406	323,617	322,072
Due after five years through ten years	381,000	337,485	800,111	744,473
Due after ten years	1,620,930	1,340,596	5,310,262	4,942,041
	$2,096,727	$1,765,487	$6,468,315	$6,042,800

During the three months ended September 30, 2025, there were no sales of securities available for sale. During the first quarter of 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. In addition to the sale of the investment securities acquired from Independent, during the first quarter of 2025, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio. During the three and nine months ended September 30, 2024, there were no sales of securities available for sale.

The following table provides additional details of the available for sale investment securities sold during the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2025
(Dollars in thousands)	Sales of Securities Acquired from Independent	Investment Securities Sales	Total
Sale proceeds	$1,279,717	$1,594,393	$2,874,110
Gross realized gains	—	8,892	8,892
Gross realized losses	—	(237,703)	(237,703)
Net realized losses	$—	$(228,811)	$(228,811)

There were no sales of held to maturity securities during the three and nine months ended September 30, 2025 or September 30, 2024.

Information pertaining to our securities with gross unrealized losses at September 30, 2025, and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
September 30, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$16,729	$116,182
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	186,684	1,001,134
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	58,177	328,600
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	60,516	281,538
Small Business Administration loan-backed securities	—	—	9,134	38,033
	$—	$—	$331,240	$1,765,487
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$484	$64,033	$146,753	$839,764
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	121	102,208	49,669	302,001
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	268	56,511	76,786	415,144
State and municipal obligations	372	9,326	151,775	900,630
Small Business Administration loan-backed securities	1,520	318,038	26,885	205,350
Corporate securities	—	—	1,523	26,477
	$2,765	$550,116	$453,391	$2,689,366
December 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$23,498	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	241,204	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,057	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	72,391	275,947
Small Business Administration loan-backed securities	—	—	10,993	38,803
	$—	$—	$420,143	$1,834,527
Securities Available for Sale
U.S. Treasuries	$—	$—	$—	$—
U.S. Government agencies	—	—	18,789	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	294	14,341	282,129	1,350,268
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	98,212	454,908
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	792	53,342	193,788	918,338
State and municipal obligations	1,484	19,400	170,125	923,431
Small Business Administration loan-backed securities	24	6,747	41,697	289,786
Corporate securities	—	—	1,990	26,509
	$2,594	$93,830	$806,730	$4,113,658

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2024. All debt securities in an unrealized loss position as of September 30, 2025, continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At September 30, 2025, investment securities with a market value of $5.0 billion and a carrying value of $5.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 21 — Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.2 billion carrying value of investment securities pledged, $5.0 billion were pledged to secure public funds deposits, $180.6 million were pledged to secure FHLB advances, and $85.8 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2024, investment securities with a market value of $2.4 billion and a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.6 billion carrying value of investment securities pledged, $2.3 billion were pledged to secure public funds deposits, $193.7 million were pledged to secure FHLB advances and $101.5 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At September 30, 2025, and December 31, 2024, trading securities, at estimated fair value, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
U.S. Government agencies	$16,480	$15,002
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	5,753	14,803
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	5,017	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	15,222	14,419
State and municipal obligations	37,195	35,896
Small Business Administration loan-backed securities	27,285	22,571
Other debt securities	567	241
	$107,519	$102,932

For the three and nine months ended September 30, 2025, and 2024, the net gains (losses) on trading securities were determined to be immaterial to the consolidated financial statements.

Note 6 — Loans

The following is a summary of total loans:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Loans:
Construction and land development (1)	$2,678,971	$2,184,327
Commercial non-owner-occupied	16,336,022	9,383,732
Commercial owner-occupied real estate	7,529,075	5,716,376
Consumer owner-occupied (2)	8,441,314	7,144,885
Home equity loans	1,760,712	1,570,084
Commercial and industrial	8,644,636	6,222,876
Other income producing property	1,267,183	607,750
Consumer	987,085	1,062,599
Other loans	22,913	10,298
Total loans	47,667,911	33,902,927
Less: allowance for credit losses	(590,133)	(465,280)
Loans, net	$47,077,778	$33,437,647
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2025, and December 31, 2024, to include net deferred costs of $95.0 million and $86.7 million, respectively, and unamortized discount related to loans acquired of $309.8 million and $36.9 million, respectively. Accrued interest receivables of $187.4 million and $133.0 million, respectively, are accounted for separately and reported in other assets for the periods September 30, 2025 and December 31, 2024.

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending September 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$595,904	$648,831	$322,327	$362,488	$85,746	$48,751	$114,797	$2,178,844
Special mention	614	575	7,513	67,424	465	522	—	77,113
Substandard	28,447	346	32,428	2,942	3,041	5,582	—	72,786
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$624,965	$649,752	$362,268	$432,854	$89,252	$54,855	$114,797	$2,328,743
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$16	$—	$—	$16

Commercial non-owner-occupied
Risk rating:
Pass	$1,565,238	$1,198,906	$1,390,139	$4,117,880	$2,634,584	$3,357,728	$183,917	$14,448,392
Special mention	13,007	7,593	89,431	459,478	110,780	106,281	41	786,611
Substandard	67,263	30,517	146,159	368,038	271,511	217,527	—	1,101,015
Doubtful	—	—	—	—	1	3	—	4
Total Commercial non-owner-occupied	$1,645,508	$1,237,016	$1,625,729	$4,945,396	$3,016,876	$3,681,539	$183,958	$16,336,022
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$4,565	$435	$18,033	$8,068	$—	$31,101

Commercial Owner-Occupied
Risk rating:
Pass	$834,957	$796,036	$655,016	$1,151,395	$1,159,532	$2,412,745	$95,940	$7,105,621
Special mention	4,688	5,324	10,349	3,892	5,893	38,604	1,215	69,965
Substandard	17,749	34,268	50,046	106,490	40,409	103,553	957	353,472
Doubtful	9	4	—	—	—	4	—	17
Total commercial owner-occupied	$857,403	$835,632	$715,411	$1,261,777	$1,205,834	$2,554,906	$98,112	$7,529,075
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$740	$1,206	$98	$603	$—	$2,647

Commercial and industrial
Risk rating:
Pass	$2,076,597	$1,155,555	$669,192	$957,946	$447,659	$856,954	$2,081,551	$8,245,454
Special mention	3,371	2,141	20,807	7,814	2,890	2,741	24,690	64,454
Substandard	8,153	38,110	53,215	51,410	41,366	43,695	98,616	334,565
Doubtful	—	1	39	69	46	—	8	163
Total commercial and industrial	$2,088,121	$1,195,807	$743,253	$1,017,239	$491,961	$903,390	$2,204,865	$8,644,636
Commercial and industrial
Current-period gross charge-offs	$22,608	$2,114	$3,791	$8,129	$12,680	$11,107	$8,203	$68,632

Other income producing property
Risk rating:
Pass	$102,600	$129,354	$96,164	$286,565	$187,073	$253,710	$58,276	$1,113,742
Special mention	432	570	147	2,316	3,603	2,343	862	10,273
Substandard	1,108	511	1,968	5,788	980	16,446	583	27,384
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$104,140	$130,435	$98,279	$294,669	$191,656	$272,499	$59,721	$1,151,399
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$4,134	$4,609	$20,470	$11,228	$11,952	$27,025	$41,745	$121,163
Special mention	159	17	133	—	—	—	—	309
Substandard	1,358	948	—	—	—	161	517	2,984
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$5,651	$5,574	$20,603	$11,228	$11,952	$27,187	$42,262	$124,457
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$22,913	$—	$—	$—	$—	$—	$—	$22,913
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$22,913	$—	$—	$—	$—	$—	$—	$22,913
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,202,343	$3,933,291	$3,153,308	$6,887,502	$4,526,546	$6,956,913	$2,576,226	$33,236,129
Special mention	22,271	16,220	128,380	540,924	123,631	150,491	26,808	1,008,725
Substandard	124,078	104,700	283,816	534,668	357,307	386,964	100,673	1,892,206
Doubtful	9	5	39	69	47	8	8	185
Total Commercial Loans	$5,348,701	$4,054,216	$3,565,543	$7,963,163	$5,007,531	$7,494,376	$2,703,715	$36,137,245
Commercial Loans
Current-period gross charge-offs	$22,608	$2,114	$9,096	$9,770	$30,827	$19,778	$8,203	$102,396

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending September 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$770,155	$679,281	$1,052,717	$2,467,450	$1,672,936	$1,621,309	$—	$8,263,848
30 days past due	1,396	2,336	5,104	3,306	2,935	5,040	—	20,117
60 days past due	702	2,367	2,956	298	251	1,634	—	8,208
90 days past due	—	6,826	6,891	5,682	1,521	3,764	—	24,684
Total Consumer owner-occupied	$772,253	$690,810	$1,067,668	$2,476,736	$1,677,643	$1,631,747	$—	$8,316,857
Consumer owner-occupied
Current-period gross charge-offs	$—	$637	$573	$332	$17	$106	$—	$1,665

Home equity loans
Days past due:
Current	$4,962	$7,080	$3,124	$3,007	$1,303	$13,368	$1,716,986	$1,749,830
30 days past due	—	251	486	968	—	746	2,523	4,974
60 days past due	—	35	209	—	—	833	992	2,069
90 days past due	—	138	606	402	153	646	1,894	3,839
Total Home equity loans	$4,962	$7,504	$4,425	$4,377	$1,456	$15,593	$1,722,395	$1,760,712
Home equity loans
Current-period gross charge-offs	$—	$66	$—	$64	$—	$165	$—	$295

Consumer
Days past due:
Current	$159,240	$148,534	$169,227	$168,395	$68,904	$166,853	$99,512	$980,665
30 days past due	93	289	343	486	195	1,074	113	2,593
60 days past due	93	135	43	146	110	972	132	1,631
90 days past due	4	238	409	509	60	975	1	2,196
Total consumer	$159,430	$149,196	$170,022	$169,536	$69,269	$169,874	$99,758	$987,085
Consumer
Current-period gross charge-offs	$232	$565	$718	$521	$109	$2,638	$4,498	$9,281

Construction and land development
Days past due:
Current	$78,275	$110,826	$35,201	$69,606	$23,632	$25,928	$—	$343,468
30 days past due	—	—	—	—	51	—	—	51
60 days past due	—	—	—	227	—	—	—	227
90 days past due	—	—	154	463	5,865	—	—	6,482
Total Construction and land development	$78,275	$110,826	$35,355	$70,296	$29,548	$25,928	$—	$350,228
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$1,996	$3,479	$8,432	$51,823	$17,183	$32,380	$83	$115,376
30 days past due	—	—	—	257	—	—	19	276
60 days past due	—	—	—	—	—	128	—	128
90 days past due	—	3	—	—	—	1	—	4
Total other income producing property	$1,996	$3,482	$8,432	$52,080	$17,183	$32,509	$102	$115,784
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,014,628	$949,200	$1,268,701	$2,760,281	$1,783,958	$1,859,838	$1,816,581	$11,453,187
30 days past due	1,489	2,876	5,933	5,017	3,181	6,860	2,655	28,011
60 days past due	795	2,537	3,208	671	361	3,567	1,124	12,263
90 days past due	4	7,205	8,060	7,056	7,599	5,386	1,895	37,205
Total Consumer Loans	$1,016,916	$961,818	$1,285,902	$2,773,025	$1,795,099	$1,875,651	$1,822,255	$11,530,666
Consumer Loans
Current-period gross charge-offs	$232	$1,268	$1,291	$917	$126	$2,909	$4,498	$11,241

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending September 30, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$6,365,617	$5,016,034	$4,851,445	$10,736,188	$6,802,630	$9,370,027	$4,525,970	$47,667,911

Current-period gross charge-offs	$22,840	$3,382	$10,387	$10,687	$30,953	$22,687	$12,701	$113,637

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$4,798,047	$4,183,610	$8,823,443	$5,446,291	$2,261,836	$5,062,165	$3,327,535	$33,902,927

Current-period gross charge-offs	$3,200	$4,988	$7,911	$1,146	$502	$8,217	$9,106	$35,070

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
September 30, 2025
Construction and land development	$1,208	$415	$—	$1,623	$2,670,483	$6,865	$2,678,971
Commercial non-owner-occupied	6,106	6,223	—	12,329	16,247,542	76,151	16,336,022
Commercial owner-occupied	12,167	5,886	1,122	19,175	7,467,138	42,762	7,529,075
Consumer owner-occupied	16,474	464	—	16,938	8,363,885	60,491	8,441,314
Home equity loans	3,584	1,611	—	5,195	1,743,977	11,540	1,760,712
Commercial and industrial	40,517	12,681	4,085	57,283	8,494,445	92,908	8,644,636
Other income producing property	2,135	653	36	2,824	1,262,643	1,716	1,267,183
Consumer	2,090	764	—	2,854	980,218	4,013	987,085
Other loans	—	—	—	—	22,913	—	22,913
	$84,281	$28,697	$5,243	$118,221	$47,253,244	$296,446	$47,667,911
December 31, 2024
Construction and land development	$16	$—	$—	$16	$2,182,853	$1,458	$2,184,327
Commercial non-owner-occupied	2,253	748	—	3,001	9,363,226	17,505	9,383,732
Commercial owner-occupied	7,208	2,844	92	10,144	5,670,550	35,682	5,716,376
Consumer owner-occupied	6,536	444	—	6,980	7,094,851	43,054	7,144,885
Home equity loans	4,717	1,511	1	6,229	1,553,832	10,023	1,570,084
Commercial and industrial	28,427	7,700	3,163	39,290	6,091,566	92,020	6,222,876
Other income producing property	237	116	37	390	605,162	2,198	607,750
Consumer	7,023	3,444	—	10,467	1,046,776	5,356	1,062,599
Other loans	—	—	—	—	10,298	—	10,298
	$56,417	$16,807	$3,293	$76,517	$33,619,114	$207,296	$33,902,927

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of September 30, 2025 and December 31, 2024:

	September 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2025	90 Days Accruing(1)	with no allowance(1)	2024
Construction and land development	$6,865	$—	$5,866	$1,458
Commercial non-owner-occupied	76,151	—	70,550	17,505
Commercial owner-occupied real estate	42,762	1,122	13,565	35,682
Consumer owner-occupied	60,491	—	1,745	43,054
Home equity loans	11,540	—	1,094	10,023
Commercial and industrial	92,908	4,085	16,048	92,020
Other income producing property	1,716	36	717	2,198
Consumer	4,013	—	—	5,356
Total loans on nonaccrual status	$296,446	$5,243	$109,585	$207,296
(1)	Balances as of September 30, 2025.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	September 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2025	Coverage	%	2024	Coverage	%
Construction and land development
Other	$5,866	$7,725	132%	$—	$—	—
Commercial owner-occupied real estate
Industrial	—	—	—	2,835	6,831	241%
Other	15,274	26,439	173%	11,087	20,683	187%
Commercial non-owner-occupied real estate
Retail	3,475	5,251	151%	—	—	—
Other	2,782	3,582	129%	—	—	—
Office	19,087	22,554	118%	14,223	15,594	110%
Multifamily	45,206	50,003	111%	—	—	—
Commercial and industrial
Other	52,310	52,523	100%	59,171	74,549	126%
Other income producing property
1-4 family investment property	717	545	76%	1,265	3,286	260%
Consumer owner-occupied
1st Mtg Residential	1,745	3,150	181%	963	954	99%
Home equity loans
Residential 1-4 family dwelling	1,094	2,025	185%	1,173	2,250	192%
Total collateral dependent loans	$147,556	$173,797		$90,717	$124,147

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty. As a result of the acquisition of Independent on January 1, 2025, collateral dependent loans increased $78.2 million from the date of acquisition. Overall collateral dependent loans increased $56.8 million, net of payoffs, charge offs and loans returned to nonaccrual status during the nine months ended September 30, 2025. See Note 4 — Loans of our Annual Report on Form 10-K for the year ended December 31, 2024, for more detailed descriptions of how the ACL is measured on collateral dependent, individually evaluated loans on non-accrual status.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025, and 2024, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. There were no interest rate reductions for the three months ended September 30, 2025. There were no combination term extension and payment delay modifications for the three and nine months ended September 30, 2025.

	Three Months Ended September 30,
	2025			2024
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Consumer owner-occupied	—	—	—	$498	0.01%	2.75%
Total interest rate reductions	$—			$498

	Nine Months Ended September 30,
	2025			2024
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial non-owner occupied	$14,981	0.09%	1.12%	$—	—	—
Commercial owner-occupied real estate	325	0.00%	1.55%	—	—	—
Consumer owner-occupied	—	—	—	896	0.01%	2.04%
Commercial and industrial	367	0.00%	1.75%	—	—	—
Total interest rate reductions	$15,673			$896

	Three Months Ended September 30,
	2025			2024
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$309	0.01%	4 months	$—	—	—
Commercial non-owner occupied	30,697	0.19%	6 months	—	—	—
Commercial owner-occupied real estate	7,563	0.10%	21 months	2,625	0.05%	8 months
Consumer owner-occupied	2,679	0.03%	4 months	298	0.00%	3 months
Commercial and industrial	6,768	0.08%	3 months	—	—	—
Total term extensions	$48,016			$2,923

	Nine Months Ended September 30,
	2025			2024
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$592	0.02%	6 months	$—	—	—
Commercial non-owner-occupied	30,697	0.19%	6 months	—	—	—
Commercial owner-occupied real estate	7,563	0.10%	21 months	13,461	0.24%	27 months
Consumer owner-occupied	3,962	0.05%	6 months	1,345	0.02%	5 months
Commercial and industrial	9,086	0.11%	3 months	19,553	0.33%	38 months
Total term extensions	$51,900			$34,359

	Three Months Ended September 30,
	2025			2024
			WA of			WA of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Construction and land development	$26,218	0.98%	6 months	$—	$—	—
Commercial non-owner occupied	22,833	0.14%	8 months	—	—	—
Total payment delays	$49,051			$—

	Nine Months Ended September 30,
	2025			2024
			WA of			WA of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Construction and land development	$26,218	0.98%	6 months	$—	$—	—
Commercial non-owner-occupied	22,833	0.14%	8 months	—	—	—
Commercial owner-occupied real estate	5,704	0.08%	7 months	—	—	—
Commercial and industrial	1,610	0.02%	6 months	—	—	—
Total payment delays	$56,365			$—

	Three Months Ended September 30,
	2025			2024
					Reduction in
		Reduction in	Increase in		Weighted	Increase in
		Weighted Average	Weighted		Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$917	1.83%	3 months	$—	—	—
Total	$917			$—

	Nine Months Ended September 30,
	2025			2024
					Reduction in
		Reduction in	Increase in		Weighted	Increase in
		Weighted Average	Weighted		Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$1,769	2.40%	6 months	$—	—	—
Total	$1,769			$—

	Three and Nine Months Ended September 30,
	2025		2024
		Increase in		Increase in
	Amortized	Weighted Average	Amortized	Weighted Average
(Dollars in thousands)	Cost	Amortization Term	Cost	Amortization Term
Combination- Term Extension and Payment Delay
Commercial and industrial	$—	—	$266	15 months
Total	$—		$266

	Three Months Ended September 30,
	2025			2024
		Reduction in	Increase in		Reduction in	Increase in
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination- Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,802	0.25%	8 months	$—	—	—
Total	$29,802			$—

	Nine Months Ended September 30,
	2025			2024
		Reduction in	Increase in		Reduction in	Increase in
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination- Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,802	0.25%	8 months	$—	—	—
Commercial and industrial	1,172	0.75%	12 months	—	—	—
Total	$30,974			$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At September 30, 2025, the Company had $4.8 million in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of September 30, 2025 and 2024, by type of modification. The subsequent defaults were all due to past due status greater than 60 days and loss mitigation efforts.

	September 30,
	2025			2024
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial non-owner-occupied	$14,981	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	325	—	—	—	—	—
Commercial and industrial	367	—	—	—	—	—
Consumer owner-occupied	—	—	—	896	—	—
Total interest rate reductions	$15,673	$—	$—	$896	$—	$—

Term extension
Construction and land development	$310	$—	$282	$—	$—	$—
Commercial non-owner-occupied	30,697	—	—	—	—	—
Commercial owner-occupied real estate	7,563	—	—	13,461	—	—
Consumer owner-occupied	6,021	—	935	1,345	—	—
Commercial and industrial	8,801	—	285	19,553	—	—
Total term extensions	$53,392	$—	$1,502	$34,359	$—	$—

Other-than-insignificant payment delay
Construction and land development	$26,218	$—	$—	$—	$—	$—
Commercial non-owner occupied	22,833	—	—	—	—	—
Commercial owner-occupied real estate	6,072	—	—	—	—	—
Commercial and industrial	1,610	—	—	—	—	—
Total payment delays	$56,733	$—	$—	$—	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner-occupied	$1,799	$—	$337	$—	$—	$—
Total term extension and interest rate combinations	$1,799	$—	$337	$—	$—	$—

Term Extension and Payment Delay
Commercial and industrial	$—	$—	$—	$266	$—	$—
Total term extension and payment delay combinations	$—	$—	$—	$266	$—	$—

Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,802	$—	$—	$—	$—	$—
Commercial and industrial	1,172	—	—	—	—	—
Total interest rate reduction and payment delay combinations	$30,974	$—	$—	$266	$—	$—
	$158,571	$—	$1,839	$35,521	$—	$—

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of September 30, 2025 and 2024:

	September 30,2025			September 30,2024
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$26,528	$282	$—	$—	$—	$—
Commercial non-owner-occupied	98,313	—	—	—	—	—
Commercial owner-occupied real estate	13,593	368	—	13,461	—	—
Consumer owner-occupied	7,820	919	353	2,241	—	—
Commercial and industrial	11,949	285	—	19,819	—	—
Total	$158,203	$1,854	$353	$35,521	$—	$—

Note 7 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following tables present a disaggregated analysis of activity in the allowance for credit losses for the three and nine months ended September 30, 2025 and 2024:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended September 30, 2025
Allowance for credit losses:
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046
Charge-offs	(698)	—	(66)	—	—	(2,969)	—	—	(655)	—	(33,174)	(37,562)
Recoveries	122	190	110	—	108	764	—	—	50	2,048	2,016	5,408
Net (charge-offs) recoveries	(576)	190	44	—	108	(2,205)	—	—	(605)	2,048	(31,158)	(32,154)
Provision (recovery) (1)	108	(54)	872	2,190	(18,512)	2,201	13,825	(168)	(14,023)	10,022	4,780	1,241
Balance at end of period September 30, 2025	$53,736	$1,004	$14,800	$9,340	$57,893	$18,681	$64,913	$2,111	$73,595	$177,263	$116,797	$590,133

Three Months Ended September 30, 2024
Allowance for credit losses:
Balance at end of period June 30, 2024	$59,552	$428	$18,929	$10,025	$77,219	$12,228	$19,761	$1,779	$91,423	$99,015	$81,939	$472,298
Charge-offs	(169)	—	—	—	—	(2,248)	—	—	(558)	(29)	(5,599)	(8,603)
Recoveries	37	8	175	9	57	517	—	—	26	247	1,447	2,523
Net (charge-offs) recoveries	(132)	8	175	9	57	(1,731)	—	—	(532)	218	(4,152)	(6,080)
Provision (recovery) (1)	(6,725)	65	(272)	(2,552)	(8,611)	8,902	(2,637)	240	(6,670)	23,134	(3,111)	1,763
Balance at end of period September 30, 2024	$52,695	$501	$18,832	$7,482	$68,665	$19,399	$17,124	$2,019	$84,221	$122,367	$74,676	$467,981

(1)	A provision for credit losses for unfunded commitments of $3.8 million in the third quarter of 2025, compared to a negative provision for credit losses of ($8.7) million recorded during the third quarter of 2024 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Nine Months Ended September 30, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	20,359	—	8,075	93,820	4,773	135,441
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	(18,065)	—	(1,016)	(13,036)	(22,187)	(56,688)
Charge-offs	(1,590)	(14)	(295)	—	(16)	(6,958)	—	—	(1,631)	—	(46,445)	(56,949)
Recoveries	516	279	615	—	521	2,123	—	—	167	2,391	6,496	13,108
Net (charge-offs) recoveries	(1,135)	265	320	—	505	(7,158)	(18,065)	—	(2,480)	(10,645)	(62,136)	(100,529)
Provision (recovery) (2)	1,422	222	(456)	(4,658)	(26,364)	7,987	36,535	(1,033)	(13,939)	(49,007)	59,261	9,970
Balance at end of period September 30, 2025	$53,736	$1,004	$14,800	$9,340	$57,893	$18,681	$64,913	$2,111	$73,595	$177,263	$116,797	$590,133

Nine Months Ended September 30, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(548)	—	(110)	(304)	(2,162)	(6,943)	—	—	(951)	(276)	(13,839)	(25,133)
Recoveries	252	97	744	31	1,208	2,467	66	—	537	346	6,401	12,149
Net recoveries (charge-offs)	(296)	97	634	(273)	(954)	(4,476)	66	—	(414)	70	(7,438)	(12,984)
Provision (recovery) (2)	(25,061)	(341)	7,256	2,731	3,847	544	3,292	1,119	13,055	(14,758)	32,708	24,392
Balance at end of period September 30, 2024	$52,695	$501	$18,832	$7,482	$68,665	$19,399	$17,124	$2,019	$84,221	$122,367	$74,676	$467,981

(1)	Day 1 loan net charge-offs for Independent loans, inclusive of measurement period adjustments, recorded to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses of $23.2 million was recorded during the first nine months of 2025, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent during the first quarter of 2025. This compares to a negative provision for credit losses of ($14.8) million during the first nine months of 2024 for the allowance for credit losses for unfunded commitments that is not included in the above table.

Note 8 — Leases

As of September 30, 2025, and December 31, 2024, we had operating right-of-use (“ROU”) assets of $480.6 million and $95.8 million, respectively, and operating lease liabilities of $491.6 million and $103.9 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 13 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$348	$350
Interest on lease liabilities – finance leases	6	8	20	26
Operating lease cost (cost resulting from lease payments)	15,708	4,025	40,991	12,658
Short-term lease cost	528	144	1,308	467
Variable lease cost (cost excluded from lease payments)	898	704	3,213	2,457
Total lease cost	$17,257	$4,998	$45,880	$15,958
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$6	$8	$20	$26
Finance lease – financing cash flows	122	120	363	357
Operating lease – operating cash flows (fixed payments)	13,938	4,450	36,802	12,862
Operating lease – operating cash flows (net change asset/liability)	(6,330)	(3,436)	(17,752)	(10,103)
New ROU assets – operating leases	2,646	—	399,965	9,093
Weighted – average remaining lease term (years) – finance leases	2.71	3.69	2.71	3.69
Weighted – average remaining lease term (years) – operating leases	12.49	8.63	12.49	8.63
Weighted – average discount rate - finance leases	1.8%	1.7%	1.8%	1.7%
Weighted – average discount rate - operating leases	6.4%	3.4%	6.4%	3.4%

Operating lease payments due:
2025 (excluding 9 months ended September 30, 2025)			$14,116
2026			57,848
2027			56,862
2028			56,706
2029			55,848
Thereafter			536,093
Total undiscounted cash flows			777,473
Discount on cash flows			(285,869)
Total operating lease liabilities			$491,604

As of September 30, 2025, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At September 30, 2025, we did not maintain any leases with related parties and determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2025, we had one additional operating lease that has not yet commenced for approximately $28.2 million.

Sale-leaseback Transaction

On February 28, 2025, the Bank completed a sale-leaseback transaction for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of 165 bank branch properties owned and operated by the Bank (collectively, the “Branches”). The Branches are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia.  The sales price for the Branches was $467.2 million, and the Company recorded a gain on sale of the Branches of $229.3 million (net of transaction costs).  Pursuant to the Sale Agreement, the Bank, concurrently with the closing of the sale of the Branches, entered into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”).  Each of the Lease Agreements has initial terms of 15 years and provides the Bank with three consecutive renewal options of five years each. The Lease Agreements also include a 2% annual rent escalation during the initial term and the renewal terms.  With the Sale-leaseback Transaction, the Company recorded additional lease right of use assets of $361.1 million.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2025, and December 31, 2024:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Direct financing leases:
Lease receivables	$72,289	$24,584
Guaranteed residual values	3,669	1,057
Unguaranteed residual values	8,997	5,245
Initial direct costs	2,994	2,640
Less: Unearned income	(14,436)	(7,362)
Total net investment in direct financing leases	$73,513	$26,164

The following table summarizes direct financing lease income recorded for the three and nine months ended September 30, 2025, and remaining lease payment receivable for each of the next five years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Direct financing lease income
Interest income	$1,100	$260	$2,619	$652
Remaining lease payments receivable:
2025 (excluding 9 months ended September 30, 2025)			$4,746
2026			14,899
2027			15,832
2028			15,291
2029			13,243
Thereafter			11,947
Total undiscounted lease receivable			75,958
Less: unearned interest income			(14,436)
Net lease receivables			$61,522

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2024, on accounting for leases.

Note 9 — Deposits

Our total deposits as of September 30, 2025, and December 31, 2024, are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$13,430,459	$10,192,116
Interest-bearing checking	12,906,408	8,232,322
Savings	2,853,410	2,414,172
Money market	17,251,469	13,056,534
Time deposits	7,631,523	4,165,722
Total deposits	$54,073,269	$38,060,866

At September 30, 2025, and December 31, 2024, we had $1.9 billion and $1.1 billion in certificates of deposits greater than $250,000, respectively.

Note 10 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before or after tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of annual base compensation as a before or after tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $5.3 million and $16.4 million, respectively, for the three and nine months ended September 30, 2025, and $4.3 million and $13.3 million, respectively, for the three and nine months ended September 30, 2024, related to the employee’s savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2025	2024	2025	2024
Basic earnings per common share:
Net income	$246,641	$143,179	$550,945	$390,605
Weighted-average basic common shares	101,218	76,299	101,374	76,284
Basic earnings per common share	$2.44	$1.88	$5.43	$5.12
Diluted earnings per common share:
Net income	$246,641	$143,179	$550,945	$390,605
Weighted-average basic common shares	101,218	76,299	101,374	76,284
Effect of dilutive securities	517	506	433	407
Weighted-average dilutive shares	101,735	76,805	101,807	76,691
Diluted earnings per common share	$2.42	$1.86	$5.41	$5.09

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of shares	—	—	—			57,169
Range of exercise prices	—	—	—	$87.30	to	$91.35

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

Activity in the Company’s stock option plans is summarized in the following table:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2025	38,799	$57.50
Exercised	(9,949)	47.44
Expired	(35)	39.85
Outstanding at September 30, 2025	28,815	61.00	1.43	$1,091
Exercisable at September 30, 2025	28,815	61.00	1.43	$1,091

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first nine months of 2025. Because all outstanding stock options had vested as of December 31, 2024, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the nine months ended September 30, 2025. The intrinsic value of stock option shares exercised for the nine months ended September 30, 2025, was $525,000.

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

Nonvested restricted stock for 2025 is summarized in the following table:

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2025	4,543	$90.00
Vested	(4,543)	90.00
Nonvested at September 30, 2025	—	$—

As of September 30, 2025, all restricted stock outstanding has vested. There was no unrecognized compensation cost related to nonvested restricted stock granted under the plans. The total fair value of shares vested during the nine months ended September 30, 2025, was $409,000.

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

Outstanding RSUs for the nine months ended September 30, 2025, are summarized in the following table:

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2025	835,308	$76.70
Granted	452,796	93.58
Vested	(422,167)	74.79
Forfeited	(21,608)	89.08
Outstanding at September 30, 2025	844,329	$86.39

If maximum performance is achieved pursuant to the 2023, 2024 and 2025 Long Term Incentive performance-based RSU grants, an additional 123,466 shares in total may be issued by the Company at the end of the three-year performance periods.

As of September 30, 2025, there was $36.7 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.24 years as of September 30, 2025. The total fair value of RSUs vested and released during the nine months ended September 30, 2025, was $43.0 million.

Note 13 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2025, commitments to extend credit and standby letters of credit totaled $12.9 billion. As of September 30, 2025, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $68.5 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions arising from our normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of September 30, 2025, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant.  These cases have been consolidated into one putative class action, which as of September 30, 2025, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
Assets
Derivative financial instruments	$226,359	$—	$226,359	$—
Mortgage loans held for sale	68,365	—	68,365	—
Trading securities	107,519	—	107,519	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,550,365	—	1,550,365	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,237,174	—	2,237,174	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	675,612	—	675,612	—
State and municipal obligations	961,112	—	961,112	—
Small Business Administration loan-backed securities	591,560	—	591,560	—
Corporate securities	26,977	—	26,977	—
Total securities available for sale	6,042,800	—	6,042,800	—
Mortgage servicing rights	84,491	—	—	84,491
SBA servicing asset	5,659	—	—	5,659
	$6,535,193	$—	$6,445,043	$90,150
Liabilities
Derivative financial instruments	$561,708	$—	$561,708	$—

December 31, 2024:
Assets
Derivative financial instruments	$161,490	$—	$161,490	$—
Mortgage loans held for sale	98,115	—	98,115	—
Trading securities	102,932	—	102,932	—
Securities available for sale:
U.S. Treasuries	10,656	—	10,656	—
U.S. Government agencies	150,418	—	150,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	—	1,377,525	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	—	459,095	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	—	1,040,555	—
State and municipal obligations	945,723	—	945,723	—
Small Business Administration loan-backed securities	310,112	—	310,112	—
Corporate securities	26,509	—	26,509	—
Total securities available for sale	4,320,593	—	4,320,593	—
Mortgage servicing rights	89,795	—	—	89,795
SBA servicing asset	6,028	—	—	6,028
	$4,778,953	$—	$4,683,130	$95,823
Liabilities
Derivative financial instruments	$879,855	$—	$879,855	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Fair value	$68,365	$98,115
Unpaid principal balance	66,005	95,612
Fair value less aggregated unpaid principal balance	$2,360	$2,503

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2025. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the nine months ended September 30, 2025, is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2025	$89,795
Servicing assets that resulted from transfers of financial assets	5,912
Changes in fair value due to valuation inputs or assumptions	(5,182)
Changes in fair value due to decay	(6,034)
Fair value, September 30, 2025	$84,491

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the period ending September 30, 2025, is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2025	$6,028
Servicing assets that resulted from transfers of financial assets	1,088
Changes in fair value due to decay	(1,546)
Changes in fair value due to valuation inputs or assumptions	89
Fair value, September 30, 2025	$5,659

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2025.

See Note 19 — Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025:
OREO	$18,419	$—	$—	$18,419
Bank properties held for sale	8,649	—	—	8,649
Individually evaluated loans	394,861	—	—	394,861
December 31, 2024:
OREO	$2,154	$—	$—	$2,154
Bank properties held for sale	3,268	—	—	3,268
Individually evaluated loans	71,112	—	—	71,112

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2025	2024
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	16%	28%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	35%	10%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of September 30, 2025 and December 31, 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2024.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$3,144,455	$3,144,455	$3,144,455	$—	$—
Trading securities	107,519	107,519	—	107,519	—
Investment securities	8,505,745	8,174,505	274,883	7,808,287	91,335
Loans held for sale	346,673	349,462	—	349,462	—
Loans, net of allowance for credit losses	47,077,778	46,708,056	—	—	46,708,056
Accrued interest receivable	235,522	235,522	—	35,312	200,210
Mortgage servicing rights	84,491	84,491	—	—	84,491
SBA servicing asset	5,659	5,659	—	—	5,659
Interest rate swap – non-designated hedge	225,142	225,142	—	225,142	—
Other derivative financial instruments (mortgage banking related)	1,217	1,217	—	1,217	—
Financial liabilities:
Deposits
Noninterest-bearing	13,430,459	13,430,459	—	13,430,459	—
Interest-bearing other than time deposits	33,011,287	33,011,287	—	33,011,287	—
Time deposits	7,631,523	7,614,181	—	7,614,181	—
Federal funds purchased and securities sold under agreements to repurchase	594,092	594,092	—	594,092	—
Corporate and subordinated debentures	696,429	693,140	—	693,140	—
Other borrowings	—	—	—	—	—
Accrued interest payable	47,788	47,788	—	47,788	—
Interest rate swap – non-designated hedge	560,360	560,360	—	560,360	—
Other derivative financial instruments (mortgage banking related)	1,348	1,348	—	1,348	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,392,067	$1,392,067	$1,392,067	$—	$—
Trading securities	102,932	102,932	—	102,932	—
Investment securities	6,798,876	6,378,734	187,266	6,155,120	36,348
Loans held for sale	279,426	281,662	—	281,662	—
Loans, net of allowance for credit losses	33,437,647	32,448,618	—	—	32,448,618
Accrued interest receivable	163,402	163,402	—	25,035	138,367
Mortgage servicing rights	89,795	89,795	—	—	89,795
SBA servicing asset	6,028	6,028	—	—	6,028
Interest rate swap – non-designated hedge	160,407	160,407	—	160,407	—
Other derivative financial instruments (mortgage banking related)	1,083	1,083	—	1,083	—
Financial liabilities:
Deposits
Noninterest-bearing	10,192,117	10,192,117	—	10,192,117	—
Interest-bearing other than time deposits	23,703,027	23,703,027	—	23,703,027	—
Time deposits	4,165,722	4,145,687	—	4,145,687	—
Federal funds purchased and securities sold under agreements to repurchase	514,912	514,912	—	514,912	—
Corporate and subordinated debentures	391,534	377,616	—	377,616	—
Accrued interest payable	40,739	40,739	—	40,739	—
Interest rate swap – non-designated hedge	878,046	878,046	—	878,046	—
Other derivative financial instruments (mortgage banking related)	1,809	1,809	—	1,809	—

Note 15 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended September 30, 2025
Balance at June 30, 2025	$578	$(372,687)	$(372,109)
Other comprehensive income before reclassifications	—	56,097	56,097
Net comprehensive income	—	56,097	56,097
Balance at September 30, 2025	$578	$(316,590)	$(316,012)

Three Months Ended September 30, 2024
Balance at June 30, 2024	$627	$(620,838)	$(620,211)
Other comprehensive income before reclassifications	—	140,571	140,571
Net comprehensive income	—	140,571	140,571
Balance at September 30, 2024	$627	$(480,267)	$(479,640)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	117,241	117,241
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	290,909	290,909
Balance at September 30, 2025	$578	$(316,590)	$(316,012)

Nine Months Ended September 30, 2024
Balance at December 31, 2023	$627	$(583,163)	$(582,536)
Other comprehensive income before reclassifications	—	102,896	102,896
Net comprehensive income	—	102,896	102,896
Balance at September 30, 2024	$627	$(480,267)	$(479,640)

The table below presents the reclassifications out of accumulated other comprehensive loss, net of tax:

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Loss Component	2025	2024	2025	2024	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$—	$—	$228,811	$—	Securities losses, net
	—	—	(55,143)	—	Provision for income taxes
	—	—	173,668	—	Net income
Total reclassifications for the period	$—	$—	$173,668	$—

Note 16 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company as of September 30, 2025 and December 31, 2024:

			September 30, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,835	$51	$—	$3,945	$107	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	14,094,070	152,561	560,360	12,649,905	36,232	878,046
Matched interest rate swaps with counterparty (1)	Other Assets	13,899,660	72,596	—	12,559,707	124,032	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	4,048,000	(66)	—	3,083,000	36	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	174,000	—	1,203	129,000	—	1,809
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	105,000	1,217	145	88,000	1,083	—
Total derivatives		$32,323,565	$226,359	$561,708	$28,513,557	$161,490	$879,855
(1)	The fair value of the interest rate swap derivative assets was reduced by $336.5 million and $719.4 million at September 30, 2025 and December 31, 2024, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		September 30, 2025			December 31, 2024
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,851,685	$79,989	$4,652	$1,858,693	$133,304	$708
Less: Netting adjustment	219,901	(4,652)	(4,652)	49,000	(708)	(708)
Total gross derivative instruments, after netting	1,851,685	$75,337	$—	1,858,693	$132,596	$—
*	As of September 30, 2025 and December 31, 2024, counterparties provided $27.9 million and $53.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $28.8 million and $30.4 million, respectively, as of September 30, 2025 and December 31, 2024 in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.7 million and $1.9 million, respectively, to counterparties to secure swap positions that were not centrally cleared as of September 30, 2025 and December 31, 2024.

Balance Sheet Fair Value Hedge

As of September 30, 2025 and December 31, 2024, the Company maintained loan swaps, with an aggregate notional amount of $2.8 million and $3.9 million, respectively, accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $2.8 million and $3.8 million, respectively, as of September 30, 2025, and December 31, 2024. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2025 and December 31, 2024, the interest rate swaps had an aggregate notional amount of approximately $28.0 billion and $25.2 billion, respectively. At September 30, 2025, the fair value of the interest rate swap derivatives is recorded in Other Assets at $225.2 million and in Other Liabilities at $560.4 million. The fair value of derivative assets at September 30, 2025, was reduced by $336.5 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2024, the fair value of the interest rate swap derivatives was recorded in Other Assets at $160.3 million and Other Liabilities at $878.0 million. The fair value of derivative assets at December 31, 2024, was reduced by $719.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $81,000 and a net loss of $150,000 recorded on these derivatives for the three and nine months ended September 30, 2025, respectively. There was a net loss of $621,000 and $235,000 recorded on these derivatives for the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, we provided $275.4 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $77.5 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $27.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of September 30, 2025 and December 31, 2024, the Company maintained an aggregate notional amount of $4.0 billion and $3.1 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net loss of $39,000 and $66,000 for these derivatives for the three and nine months ended September 30, 2025, respectively. There was a net gain of $27,000 and $28,000 for these derivatives for the three and nine months ended September 30, 2024, respectively.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. If there were foreign currency contracts outstanding at September 30, 2025, the fair value of these contracts would be included in Other Assets and Other Liabilities in the accompanying Consolidated Balance Sheets. All changes in fair value are recorded as other noninterest income. There was no gain or loss recorded related to the foreign exchange derivative for the three and nine months ended September 30, 2025, and 2024.

Mortgage Banking

The Company also has derivatives contracts that are not classified as accounting hedges to mitigate risks related to the Company’s mortgage banking activities. These instruments may include financial forwards, futures contracts, and options written and purchased, which are used to hedge MSRs; while forward sales commitments are typically used to hedge the mortgage pipeline. Such instruments derive their cash flows, and therefore their values, by reference to an underlying instrument, index or referenced interest rate. The Company does not elect hedge accounting treatment for any of these derivative instruments, and as a result, changes in fair value of the instruments (both gains and losses) are recorded in the Company’s Consolidated Statements of Income in Mortgage Banking Income.

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On September 30, 2025, we had derivative financial instruments outstanding with notional amounts totaling $174.0 million related to MSRs, compared to $129.0 million on December 31, 2024. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $1.2 million at September 30, 2025, compared to a loss of $1.8 million at December 31, 2024.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Mortgage loan pipeline	$78,402	$59,291
Expected closures	69,715	53,177
Fair value of mortgage loan pipeline commitments	1,217	751
Forward sales commitments	105,000	88,000
Fair value of forward commitments	(145)	333

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

The following table presents actual and required capital ratios as of September 30, 2025 and December 31, 2024, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,847,433	11.48%	$3,565,394	7.00%	$3,310,723	6.50%
SouthState Bank (the Bank)	6,421,904	12.62%	3,561,851	7.00%	3,307,433	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,847,433	11.48%	4,329,408	8.50%	4,074,737	8.00%
SouthState Bank (the Bank)	6,421,904	12.62%	4,325,104	8.50%	4,070,686	8.00%
Total capital to risk-weighted assets:
Consolidated	7,123,149	13.98%	5,348,092	10.50%	5,093,421	10.00%
SouthState Bank (the Bank)	7,002,021	13.76%	5,342,776	10.50%	5,088,358	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,847,433	9.36%	2,500,222	4.00%	3,125,277	5.00%
SouthState Bank (the Bank)	6,421,904	10.28%	2,499,168	4.00%	3,123,960	5.00%
December 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,547,314	12.62%	$2,522,926	7.00%	$2,342,717	6.50%
SouthState Bank (the Bank)	4,817,945	13.38%	2,520,065	7.00%	2,340,060	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,547,314	12.62%	3,063,552	8.50%	2,883,343	8.00%
SouthState Bank (the Bank)	4,817,945	13.38%	3,060,079	8.50%	2,880,074	8.00%
Total capital to risk-weighted assets:
Consolidated	5,391,194	14.96%	3,784,388	10.50%	3,604,179	10.00%
SouthState Bank (the Bank)	5,271,725	14.64%	3,780,097	10.50%	3,600,093	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,547,314	10.04%	1,810,985	4.00%	2,263,732	5.00%
SouthState Bank (the Bank)	4,817,945	10.64%	1,810,497	4.00%	2,263,121	5.00%

As of September 30, 2025 and December 31, 2024, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 18 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion and $1.9 billion, respectively, at September 30, 2025, and December 31, 2024. The Company added $1.2 billion in goodwill related to the Independent acquisition in the first quarter of 2025. The Company made subsequent fair value adjustments related to the Independent acquisition in the second quarter of 2025 that increased goodwill by $6.0 million. The Company also added $412.1 million in core deposit intangibles related to the Independent acquisition and $558,000 related to the purchase of a wealth business client list during the first quarter of 2025. In the second quarter of 2025, the Company recorded a client list intangible for $2.5 million related to the wealth business acquired with the Independent acquisition. The goodwill was calculated based on the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date, and subject to change as additional information becomes available during the measurement period. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2024, and determined there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Gross carrying amount	$689,566	$274,829
Accumulated amortization	(279,676)	(208,371)
	$409,890	$66,458

Amortization expense totaled $23.4 million and $71.3 million, for the three and nine months ended September 30, 2025, respectively, compared to $5.3 million and $17.1 million for the three and nine months ended September 30, 2024, respectively.  Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2025	$23,417
March 31, 2026	21,304
June 30, 2026	21,041
September 30, 2026	20,628
December 31, 2026	20,628
Thereafter	297,213
$404,231

Note 19 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.7 billion as of September 30, 2025 and December 31, 2024. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and nine months ended September 30, 2025, and September 30, 2024, were $4.2 million, $12.7 million, $4.2 million, $12.6 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At September 30, 2025 and December 31, 2024, MSRs were $84.5 million and $89.8 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and nine months ended September 30, 2025, and September 30, 2024, were losses of $412,000 and $5.2 million compared with losses of $5.6 million and $2.3 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Decrease in fair value of MSRs	$(412)	$(5,560)	$(5,182)	$(2,346)
Decay of MSRs	(2,721)	(2,508)	(6,034)	(6,515)
Gain (loss) related to derivatives	289	3,815	3,877	(189)
Net effect on Consolidated Statements of Income	$(2,844)	$(4,253)	$(7,339)	$(9,050)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	September 30,		December 31,
(Dollars in thousands)	2025		2024
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.54	years	7.97	years
Constant Prepayment rate (CPR)	7.9%		7.0%
Estimated impact on fair value of a 10% increase	$(1,033)		$(658)
Estimated impact on fair value of a 20% increase	(2,018)		(1,298)
Estimated impact on fair value of a 10% decrease	1,097		666
Estimated impact on fair value of a 20% decrease	2,249		1,328
Weighted average discount rate	10.7%		10.9%
Estimated impact on fair value of a 10% increase	$(3,177)		$(3,166)
Estimated impact on fair value of a 20% increase	(6,274)		(6,339)
Estimated impact on fair value of a 10% decrease	3,150		3,022
Estimated impact on fair value of a 20% decrease	6,073		5,738
Effect on fair value due to change in interest rates
25 basis point increase	$2,447		$1,761
50 basis point increase	4,730		3,296
25 basis point decrease	(2,498)		(1,952)
50 basis point decrease	(5,033)		(4,052)

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

Whole loan sales were $207.7 million and $751.7 million for the three and nine months ended September 30, 2025, respectively, compared to $329.6 million and $834.8 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the Bank sold $149.8 million and $490.0 million, or 72.1% and 65.2%, respectively, with the servicing rights retained by the Bank, compared to $240.3 million and $607.0 million, or 72.9% and 72.7%, respectively, for the three and nine months ended September 30, 2024.

The Bank retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Bank is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the nine months ended September 30, 2025, and 2024 were approximately $2.3 million and $1.9 million, respectively. There were approximately $89,000 and $93,000, respectively, in loss reimbursement and settlement claims paid in the nine months ended September 30, 2025 and 2024.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $68.4 million and $98.1 million at September 30, 2025 and December 31, 2024, respectively. Please see Note 14 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 20 — Small Business Administration (“SBA”) Loans Held for Sale

During the third quarter of 2024, the Bank began purchasing the guaranteed portions of SBA loans from third-party originators. The guaranteed portions of SBA loans purchased by the Company are aggregated into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent (“FTA”). The individual guaranteed portions of the SBA loans may also be sold prior to pooling into a security. Once the guaranteed portion of the SBA loans are pooled and securities representing interests in that pool are issued, the Company intends to sell those securities into the secondary market. These securities are carried at fair value and classified as trading instruments. Gains or losses on the sale of the securities and individual guaranteed portions of loans are both recorded in Correspondent Banking and Capital Markets Income in Noninterest Income on the Consolidated Statements of Income. Sales of the securities are accounted for as of the settlement date, which is the date the Company surrenders control over the transferred assets. The Company does not retain any interest in the securities once sold. The guaranteed portion of the SBA loans that have not been pooled or sold, are reported as Loans Held for Sale on the Consolidated Balance Sheet and recorded at the lower of cost or estimated fair value. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market color provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans. These nonrecurring fair value measurements for purchased guaranteed portion of SBA loans are classified within Level 2 of the fair value hierarchy.

During the third quarter of 2025, the Company purchased approximately $217.0 million in guaranteed portions of SBA loans. During the third quarter of 2025, the Company pooled approximately $139.7 million of the guaranteed portions of SBA loans into securities selling approximately $159.6 million into the secondary market. The Company also sold approximately $32.3 million in individual loans during the quarter. During the first nine months of 2025, the Company purchased approximately $903.5 million in guaranteed portions of SBA loans. During the first nine months of 2025, the Company pooled approximately $646.8 million of the guaranteed portions of SBA loans into securities selling approximately $640.8 million into the secondary market. The Company also sold approximately $91.1 million in individual loans during the first nine months of 2025. The Company held approximately $278.3 million in the guaranteed portion of SBA loans for sale at September 30, 2025.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During the three months ended September 30, 2025, the Company sold approximately $8.6 million, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $758,000. During the nine months ended September 30, 2025, the Company sold approximately $51.2 million, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $4.5 million.

Note 21 — Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At September 30, 2025 and December 31, 2024, our repurchase agreements totaled $256.7 million and $254.7 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at September 30, 2025 and December 31, 2024. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $311.9 million and $370.4 million at September 30, 2025 and December 31, 2024, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At September 30, 2025 and December 31, 2024, our federal funds purchased totaled $337.4 million and $260.2 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has, from time to time, entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of September 30, 2025, and December 31, 2024, the Company had no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at September 30, 2025, were approximately $9.2 billion (collateral value of $5.5 billion) and investment securities and cash pledged were approximately $216.7 million (collateral value of $153.6 million). This allows the Company a total borrowing capacity at the FHLB of approximately $5.6 billion. After accounting for the secured collateral required totaling $17.8 million, the Company had unused net credit available with the FHLB in the amount of approximately $5.6 billion at September 30, 2025. The Company also has a total borrowing capacity at the FRB of $12.0 billion at September 30, 2025, secured by a blanket lien on $15.9 billion (collateral value of $12.0 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at September 30, 2025, or December 31, 2024.

Corporate and Subordinated Debentures

On June 13, 2025, the Company issued $350.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2035. The subordinated notes initially bear interest at an initial rate of 7.00% per annum, commencing on June 13, 2025, until June 13, 2030, after which interest will be payable at a floating rate equal to SOFR plus 319 basis points. Interest is payable semi-annually during the fixed rate period and quarterly during the floating rate period, in arrears. The Company may redeem the notes at such times and at the redemption prices as provided for in the indenture governing the notes. The notes are unsecured, subordinated obligations and qualify as Tier 2 capital under applicable capital adequacy rules. The Company received net proceeds of $346.5 million, which the Company used to redeem $405.0 million of the Company’s outstanding subordinated debentures in the third quarter of 2025. Of the redemptions, $200.0 million was redeemed as of September 1, 2025 at a rate of 9.94% (floating rate after fixed rate ended in second quarter of 2025), $130.0 million was redeemed as of September 15, 2025 at a rate of 4.00% and $75.0 million was redeemed as of September 15, 2025 at a rate of 5.50%. After these redemptions, the Company has $525.0 million in outstanding principal of subordinated debentures as of September 30, 2025.

Note 22 — Stock Repurchase Program

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the three and nine months ended September 30, 2025, the Company repurchased 440,000 shares at a weighted average price of $97.29 per share pursuant to the 2025 Stock Repurchase Program. The Company did not repurchase any shares pursuant to the 2022 Stock Repurchase Program during the third quarter of 2024. During the nine months ended September 30, 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share.

The Company repurchased 113,025 and 104,147 shares at a cost of $11.5 million and $8.7 million, respectively, during the nine months ended September 30, 2025, and 2024 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 23 — Segment Reporting

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in South Carolina, North Carolina, Florida, Alabama, Georgia, Virginia, Texas, Colorado and Tennessee. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Income (GAAP)
Interest income	$881,682	$544,178	$2,530,752	$1,592,557
Interest expense	281,985	192,698	808,560	546,882
Net interest income (a)	599,697	351,480	1,722,192	1,045,675
Provision (recover) for credit losses	5,085	(6,971)	113,152	9,604
Net interest income after provision for credit losses	594,612	358,451	1,609,040	1,036,071
Total noninterest income
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Other operating noninterest income	99,086	74,934	271,523	221,717
Total noninterest income	99,086	74,934	271,991	221,717
Total noninterest expense
Employee salaries	136,630	107,363	408,253	317,503
Employee commissions	15,656	10,781	41,210	32,142
Employee incentives	32,612	24,070	95,001	72,422
Other salaries and benefits	34,957	23,441	108,275	77,649
Deferred loan costs	(20,707)	(14,790)	(57,618)	(46,963)
Salaries and employee benefits	199,148	150,865	595,121	452,753
Occupancy expense	40,874	22,242	117,874	67,272
Information services expense	28,988	23,280	90,505	68,777
Professional fees	4,994	4,017	14,361	11,038
Amortization of intangibles	23,426	5,327	71,305	17,069
Business development and staff related	8,907	5,542	22,600	17,006
FDIC assessment and other regulatory charges	8,374	7,482	31,101	23,787
Merger and branch consolidation related expense	20,889	3,303	113,274	13,602
FDIC special assessment	—	—	—	4,473
Other operating expense	36,742	24,789	100,088	69,107
Total noninterest expense	372,342	246,847	1,156,229	744,884
Income before income tax provision	321,356	186,538	724,802	512,904
Income tax provision	74,715	43,359	173,857	122,299
Net income (GAAP)	$246,641	$143,179	$550,945	$390,605

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$58,727,110	$41,223,980	$57,982,690	$40,965,220
Net interest margin, non-TE ((a)/(b)) (GAAP)	4.05%	3.39%	3.97%	3.41%

Note 24 — Subsequent Events

On October 22, 2025, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.60 per share. The dividend is payable on November 14, 2025, to shareholders of record as of November 7, 2025.

Subsequent to September 30, 2025, the Company repurchased 757,519 shares of the Company’s common stock pursuant to the 2025 Repurchase Program at a weighted average price of $89.68 per share. As of October 30, 2025, the Company may repurchase up to an additional 1,802,481 shares of common stock under the 2025 Repurchase Program.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2024. Results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results for the year ending December 31, 2025, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Bank Corporation is a financial holding company headquartered in Winter Haven, Florida. During the third quarter of 2025, the Company was redomiciled to the state of Florida through the merger of SouthState Corporation, a South Carolina corporation, with and into SouthState Bank Corporation, a Florida corporation wholly owned by SouthState Corporation prior to such merger and adopted its current name. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState|DuncanWilliams Securities Corp. (“SouthState|DuncanWilliams”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState Advisory, Inc., a wholly-owned registered investment advisor, and Private Capital Management LLC, also a wholly-owned registered investment advisor which it acquired through the Independent acquisition completed on January 1, 2025. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. In 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At September 30, 2025, we had approximately $66.0 billion in assets and 6,259 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, and also analyzes our financial condition as of September 30, 2025, as compared to December 31, 2024. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Completion of Redomicile

On August 31, 2025, the Company completed its previously announced redomicile of SouthState Corporation, a South Carolina corporation, to the State of Florida, through the merger of SouthState Corporation with and into SouthState Bank Corporation, a Florida corporation wholly owned by SouthState Corporation prior to such merger.

Governmental and Regulatory Environment

It is uncertain how the rapid changes initiated by the Trump Administration will impact our business going forward. These include the impact of tariffs, immigration reform, and changes at the agencies that regulate us, including the modification, rescission, withdrawal or changes to the approach and enforcement of, rules and guidance relating to us.

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $10 billion in total assets but less than $250 billion in total assets is April 1, 2027; however, following the issuance of the rule, a lawsuit was filed to challenge the rule in court. In May 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. In July 2025, the CFPB filed a motion to stay the proceedings while it conducts a new rulemaking process, which was granted by the district court. In August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule under Section 1033 of the Dodd-Frank Act.

Subordinated Debenture Issuance

On June 13, 2025, the Company issued $350.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2035. The subordinated notes initially bear interest at an initial rate of 7.00% per annum, commencing on June 13, 2025, until June 13, 2030, after which interest will be payable at a floating rate equal to SOFR plus 319 basis points. Interest is payable semi-annually during the fixed rate period and quarterly during the floating rate period, in arrears. The Company used the proceeds to redeem $405.0 million of the Company’s outstanding subordinated debentures in the third quarter of 2025 that had reached its call date and the end of its fixed rate period. After these redemptions, the Company has $525.0 million in outstanding principal of subordinated debentures as of September 30, 2025. See accompanying Note 21 — Borrowings to our consolidated financial statements.

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

Sale-leaseback Transaction

On January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Alabama, Florida, Georgia, North Carolina, South Carolina and Virginia. Pursuant to the Sale Agreement, the Bank, concurrently with the closing of the sale of the branches, entered into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”). The Company completed the Sale-leaseback Transaction on February 28, 2025. See accompanying Note 8 — Leases to our consolidated financial statements.

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

For further discussion of our loan accounting and acquisitions, see Note 1 — Summary of Significant Accounting Policies, Note 2 — Mergers and Acquisitions, Note 4 — Loans and Note 5 — Allowance for Credit Losses to the audited consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $216 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $127 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and exacerbated geopolitical and trade tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at September 30, 2025.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of September 30, 2025 and December 31, 2024, the balance of goodwill was $3.1 billion and $1.9 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

Results of Operations

Overview

We reported consolidated net income of $246.6 million, or diluted earnings per share (“EPS”) of $2.42, for the third quarter of 2025 compared to consolidated net income of $143.2 million, or diluted EPS of $1.86, in the comparable period of 2024, a 72.3% increase in consolidated net income and a 30.1% increase in diluted EPS. During the nine months ended September 30, 2025, we reported consolidated net income of $550.9 million, or diluted EPS of $5.41, compared to consolidated net income of $390.6 million, or diluted EPS of $5.09, in the comparable period of 2024, a 41.0% increase in consolidated net income and a 6.3% increase in diluted EPS. The $103.5 million increase in consolidated net income for the third quarter of 2025 compared to the same period of 2024 was the net result of the following items:

●	A $337.5 million increase in interest income, resulting from a $288.3 million increase in interest income from loans and loans held for sale, a $32.4 million increase in interest income from investment securities, and a $16.8 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. The increase in interest income from loans was due to a $14.4 billion increase in average balance of loans and loans held for sale along with a 61-basis point increase in yield. The increase in average balance was mainly due to the loans acquired in the Independent acquisition of $13.1 billion in the first quarter of 2025 along with the organic loan growth in 2024 and 2025. The increase in the loan yield was mainly due to the loan accretion recognized for the loan portfolio acquired from Independent. The increase in interest income from investments securities was due to a $1.5 billion increase in the average balance and a 107 basis point increase in the yield. The increase in the average balance in the investment portfolio was also due to the Independent acquisition and the increase in the yield was due to the effect of the investment bond restructuring completed in the first quarter of 2025. The increase in interest income on federal funds sold, securities purchased under agreements to resell and interest-bearing deposits was due to a $1.7 billion increase in the average balance;

●	An $89.3 million increase in interest expense, which mainly resulted from a $79.4 million increase in interest expense from deposits, a $529,000 decrease in interest expense in federal funds purchased and securities sold under agreements to repurchase, and $10.5 million increase in interest in other borrowings. The increase in interest expense from deposits resulted from an increase in the average balance of interest-bearing deposits of $12.9 billion. The increase in the average balance was mainly due to $12.0 billion of interest-bearing deposits assumed from Independent in the first quarter of 2025. The average cost on interest-bearing deposits declined by 7 basis points in the current quarter compared to the third quarter in 2024. The increase in interest expense from corporate and subordinated debentures and other borrowings was due to an increase in the average balance of $363.7 million as the Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition along with the Company issuing $350.0 million in new subordinated debentures in June 2025. These increases were partially offset by a reduction in the average balance of borrowings from the Federal Home Loan Bank of $219.6 million as the Company had no Federal Home Loan Bank borrowings in the third quarter of 2025. The Company also redeemed $405.0 million in subordinated debentures in the latter half of the third quarter of 2025;
●	A $12.1 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $5.1 million in the third quarter of 2025 while releasing provision for credit losses of ($7.0) million in the third quarter of 2024. While a more stable forecast and higher quarterly charge offs contributed to a positive provision for credit losses during the third quarter of 2025, a reduction in construction unfunded commitments and improvement in macroeconomic drivers drove a release in provision for credit losses during the third quarter of 2024;
●	An $24.2 million increase in noninterest income due primarily from an increase in correspondent banking and capital market income of $11.3 million, in trust and investment services income of $2.6 million, service charges on deposit accounts of $3.2 million, in debit, prepaid, ATM and merchant card related income of $5.4 million, mortgage banking income of $2.3 million and in bank owned life insurance income of $2.3 million. These increases were offset by a decline in other noninterest income of $726,000 and SBA income of $2.2 million. The increases in service charge on deposit account, debit, prepaid, ATM and merchant card related income, trust and investment services income and bank owned life insurance income were mainly due to the acquisition of Independent in the first quarter of 2025. The decline in SBA income was mainly attributable to lower production and loan sales. See Noninterest Income section on page 68 for further discussion;
●	A $125.5 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $48.3 million, in merger, branch consolidation, severance-related, and other expense of $17.6 million, in amortization of intangibles of $18.1 million, in occupancy expense of $18.6 million, in information services expense of $5.7 million, in business development and staff related expense of $4.0 million and in other noninterest expense of $5.6 million. These increases were mainly due to expenses resulting from the Independent acquisition in the first quarter of 2025. OREO and loan related expense increased $4.1 million during the third quarter of 2025 compared to the same period in 2024 due mainly to write-downs of OREO of $5.1 million. See Noninterest Expense section on page 70 for further discussion; and
●	Higher income tax provision of $31.4 million is mostly due to higher pretax book income between the two quarters. The Company recorded pretax book income of $321.4 million in the third quarter of 2025 compared to pretax book income of $186.5 million in the third quarter of 2024. Our effective tax rate was 23.25% for the three months ended September 30, 2025, compared to 23.24% for the three months ended September 30, 2024. See Income Tax Expense section on page 71 for further discussion.

Our quarterly efficiency ratio decreased to 49.9% in the third quarter of 2025 compared to 56.6% in the third quarter of 2024. The decrease in the efficiency ratio compared to the third quarter of 2024 was the result of a 63.9% increase in the total of tax-equivalent net interest income and noninterest income being greater than a 44.5% increase in noninterest expense (excluding amortization of intangibles). The overall increase in both tax-equivalent net interest income and noninterest income and noninterest expense was due to the acquisition of Independent in the first quarter of 2025. The higher increase in tax-equivalent net interest income and noninterest income was due to the $285.9 million increase in interest income related to loans held for investment, which was mainly attributable to loans acquired in the acquisition of Independent.

Basic and diluted EPS were $2.44 and $2.42, respectively, for the third quarter of 2025, compared to $1.88 and $1.86, respectively, for the third quarter of 2024. The increase in basic and diluted EPS was due to a 72.3% increase in net income in the third quarter of 2025 compared to the same period in 2024. The effects from the increase in net income were partially offset by an increase in average basic common shares of 32.7%. The increase in net income in the third quarter of 2025 was mainly attributable to an increase in net interest income of $248.2 million derived from the interest-earning assets and interest-bearing liabilities acquired from Independent in the first quarter of 2025. The increase in average basic common shares was mainly due to the issuance of approximately 24.9 million shares of common stock related to the acquisition of Independent.

Selected Figures and Ratios

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average assets (annualized)	1.49%	1.25%	1.14%	1.15%
Return on average equity (annualized)	11.04%	9.91%	8.50%	9.29%
Return on average tangible equity (annualized)*	19.62%	15.63%	15.80%	14.94%
Dividend payout ratio	24.59%	28.76%	30.89%	30.82%
Equity to assets ratio	13.64%	12.81%	13.64%	12.81%
Average shareholders’ equity	$8,867,408	$5,748,170	$8,661,013	$5,613,557

*   Denotes a non-GAAP financial measure.  The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

●	For the three months ended September 30, 2025, the return on average assets increased compared to the same period in 2024. This increase was primarily due to the increase in net income of $103.5 million, or 72.3%, which was mainly due to an increase in net interest income of $248.2 million in the third quarter of 2025 attributable to the acquisition of Independent in the first quarter of 2025. The effects on the return on average assets from the increase in net income were partially offset by an increase in average assets of 43.6% for the three months ended September 30, 2025 compared to the same period in 2024. This increase was mainly due to the $17.0 billion in assets acquired in the acquisition of Independent in the first quarter of 2025. For the nine months ended September 30, 2025, the return on average assets declined slightly as average assets increased 42.9% while net income increased by 41.0% compared to the same period in 2024. The lower increase in net income was due to costs associated with the acquisition of Independent including the initial provision for credit losses for Non-PCD loans and unfunded commitments of $92.1 million and a $99.7 million increase in merger, branch consolidation, severance-related, and other expense during the current year compared to the comparable period in 2024.
●	For the three months ended September 30, 2025, the return on average equity and the return on average tangible equity increased compared to the same period in 2024. This increase was primarily due to higher net income of 72.3% offset by the effects from an increase in average equity of 54.3% and in average tangible equity of 42.7%. The increase in net income was mainly attributable to higher net interest income resulting from the acquisition of Independent in the first quarter of 2025. The higher average equity and average tangible equity was mainly attributable to common stock issued in the acquisition of Independent. For the nine months ended September 30, 2025, the return on average equity decreased due to a 54.3% increase in average equity while net income increased 41.0%. The increase in net income was lower than the increase in equity for the nine months ended September 30, 2025 due to the initial provision for credit losses and merger related expenses recorded during the first quarter of 2025 for the acquisition of Independent.
●	The equity to assets ratio was 13.64% for the quarter ended September 30, 2025, an increase of 0.83% from September 30, 2024. This increase resulted primarily from common stock issued with the acquisition of Independent and the net income earned during the last twelve months being greater than the increase in total assets of 43.3% from September 30, 2024.
●	Dividend payout ratios were 24.59% and 30.89% for the three and nine months periods ending September 30, 2025, respectively, and 28.76% and 30.82% for the three and nine months periods ending September 30, 2024, respectively. The decrease in the dividend payout ratio for the three months period ending September 30, 2025, was due to the 72.3% increase in net income being greater than the increase in dividends paid during the current quarter of 47.3% compared to the same period in 2024. The dividend payout ratio for the nine months period ending September 30, 2025, increased due to a net income increase of 41.0% compared to an increase in total dividends paid of 41.4% when compared to the same period in 2024. The increase in dividends paid was due to the increase in outstanding common shares in 2025 resulting from the issuance of 24.9 million shares of common stock for the acquisition of Independent in the first quarter of 2025 along with the Company increasing its dividend per share from $0.54 to $0.60 in the third quarter of 2025.

Net Interest Income and Margin

Non-tax equivalent net interest income increased $248.2 million, or 70.6%, to $599.7 million in the third quarter of 2025 compared to $351.5 million in the same period in 2024. Interest-earning assets averaged $58.7 billion during the three months period ended September 30, 2025, compared to $41.2 billion for the same period in 2024, an increase of $17.5 billion, or 42.5%. Interest-bearing liabilities averaged $41.4 billion during the three months period ended September 30, 2025, compared to $28.1 billion for the same period in 2024, an increase of $13.3 billion, or 47.6%. Non-tax equivalent net interest income increased $676.5 million, or 64.7%, to $1.7 billion in the nine months ended September 30, 2025, compared to $1.0 billion in the same period in 2024. Interest-earning assets averaged $58.0 billion during the nine months ended September 30, 2025, compared to $41.0 billion during the same period in 2024, an increase of $17.0 billion, or 41.5%. Interest-bearing liabilities averaged $40.9 billion during the nine months ended September 30, 2025, compared to $27.8 billion for the same period in 2024, an increase of $13.1 billion, or 47.4%.

The Federal Reserve implemented a total rate cut of 125 basis-point, beginning with a 50 basis-point reduction in mid-September 2024. This was followed by three additional cuts of 25 basis-point each, one in early November 2024, one in mid-December 2024, and the latest one in mid-September 2025. These rate cuts came after a series of rate hikes that began in March 2022, resulting in a target range of 4.00% to 4.25% at September 30, 2025. As a result, the Company operated in a comparatively lower rate environment for the three and nine months ended September 30, 2025 compared to the same time periods in 2024. Some key highlights are outlined below:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin increased by 66 basis points in the third quarter of 2025 compared to the same quarter of 2024. The increase in net interest margin was primarily attributable to a 71-basis point rise in the yield on interest earning assets, while the cost of interest-bearing liabilities remained stable.
o	Non-TE yield on interest-earning assets for the third quarter of 2025 increased 71 basis points to 5.96% from the comparable period in 2024 due to higher yields on investments securities and loans held for investment. The yield on investment securities increased due to the investment bond restructuring completed in the first quarter of 2025. The yield on loans increased primarily due to loan accretion recognized during the third quarter of 2025 of approximately $83.0 million, which was mainly attributable to the loan portfolio acquired from Independent. In addition, the average balance of the higher yielding acquired loans increased by $10.4 billion, the average balance of non-acquired loans increased by $3.8 billion, and the average balance of investment securities increased by $1.5 billion, mainly due to balances acquired from Independent.
o	The average cost of interest-bearing liabilities for the third quarter of 2025 decreased slightly to 2.70%, compared to the same period in 2024. The average cost of corporate and subordinated debentures increased by 185 basis points, primarily driven by higher interest expense incurred resulting from a $583.3 million increase in average balances. The increase in average balances includes the assumption of $360.5 million in corporate and subordinated debentures in connection with the Independent acquisition, as well as the issuance of $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. These increases were partially offset by the redemption of $405.0 million of subordinated debentures that occurred during the latter half of the third quarter of 2025. The cost increase was offset by lower costs associated with other borrowings, federal funds purchased, securities sold with agreements to repurchase, and decreases across all deposit categories, reflecting the comparatively lower rate environment. The Company had no other borrowings outstanding as of the end of the third quarter 2025. Accordingly, no interest cost was recognized for other borrowings during the third quarter of 2025. This compares to a cost of 5.57% for the comparable period in 2024. The average cost of federal funds purchased decreased by 111 basis points, despite a $27.1 million increase in average balance. The average cost of securities sold with agreements to repurchase also decreased by 19 basis points, even as the average balance increased by $23.2 million. In addition, the average cost of interest-bearing deposits decreased by 7 basis points, despite a $12.9 billion increase in the average balance. Our overall cost of funds, including noninterest-bearing deposits, was 2.04% for the three months ended September 30, 2025, compared to 1.99% for the three months ended September 30, 2024.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2025, and 2024 and net interest margin on a tax equivalent basis:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$2,212,239	$23,271	4.17%	$559,942	$6,462	4.59%
Investment securities (taxable) (1)	7,786,386	69,549	3.54%	6,346,110	37,900	2.38%
Investment securities (tax-exempt) (1)	838,284	6,480	3.07%	817,824	5,734	2.79%
Loans held for sale	289,884	5,067	6.93%	112,429	2,694	9.53%
Acquired loans, net	15,440,538	311,953	8.02%	5,055,838	78,394	6.17%
Non-acquired loans	32,159,779	465,362	5.74%	28,331,837	412,994	5.80%
Total interest-earning assets	58,727,110	881,682	5.96%	41,223,980	544,178	5.25%
Noninterest-Earning Assets:
Cash and due from banks	567,823			416,107
Other assets	6,812,790			4,427,837
Allowance for credit losses	(618,179)			(470,694)
Total noninterest-earning assets	6,762,434			4,373,250
Total Assets	$65,489,544			$45,597,230

Interest-Bearing Liabilities:
Transaction and money market accounts	$29,623,457	$187,627	2.51%	$19,936,966	$129,613	2.59%
Savings deposits	2,879,488	1,940	0.27%	2,453,886	1,893	0.31%
Certificates and other time deposits	7,310,133	67,704	3.67%	4,489,441	46,413	4.11%
Federal funds purchased	331,707	3,640	4.35%	304,582	4,178	5.46%
Securities sold with agreements to repurchase	281,395	1,527	2.15%	258,166	1,519	2.34%
Corporate and subordinated debentures	974,992	19,547	7.95%	391,681	6,007	6.10%
Other borrowings	—	—	—%	219,566	3,075	5.57%
Total interest-bearing liabilities	41,401,172	281,985	2.70%	28,054,288	192,698	2.73%
Noninterest-Bearing Liabilities:
Demand deposits	13,541,840			10,412,512
Other liabilities	1,679,124			1,382,260
Total noninterest-bearing liabilities (“Non-IBL”)	15,220,964			11,794,772
Shareholders’ equity	8,867,408			5,748,170
Total Non-IBL and shareholders’ equity	24,088,372			17,542,942
Total Liabilities and Shareholders’ Equity	$65,489,544			$45,597,230

Net Interest Income and Margin (Non-Tax Equivalent)		$599,697	4.05%		$351,480	3.39%
Net Interest Margin (Tax Equivalent)			4.06%			3.40%

Total Deposit Cost (without debt and other borrowings)			1.91%			1.90%
Overall Cost of Funds (including demand deposits)			2.04%			1.99%

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$2,098,769	$65,650	4.18%	$653,173	$22,964	4.70%
Investment securities (taxable) (1)	7,618,874	191,499	3.36%	6,474,629	116,391	2.40%
Investment securities (tax-exempt) (1)	870,182	20,132	3.09%	810,345	17,072	2.81%
Loans held for sale	249,666	13,574	7.27%	73,013	4,393	8.04%
Acquired loans, net	16,415,733	926,270	7.54%	5,394,641	252,221	6.25%
Non-acquired loans	30,729,466	1,313,627	5.72%	27,559,419	1,179,516	5.72%
Total interest-earning assets	57,982,690	2,530,752	5.84%	40,965,220	1,592,557	5.19%
Noninterest-Earning Assets:
Cash and due from banks	578,855			437,146
Other assets	6,831,628			4,407,017
Allowance for credit losses	(613,949)			(465,400)
Total noninterest-earning assets	6,796,534			4,378,763
Total Assets	$64,779,224			$45,343,983

Interest-Bearing Liabilities:
Transaction and money market accounts	$29,287,861	$538,057	2.46%	$19,712,296	$367,626	2.49%
Savings deposits	2,901,983	5,895	0.27%	2,515,755	5,541	0.29%
Certificates and other time deposits	7,218,122	200,868	3.72%	4,353,545	130,395	4.00%
Federal funds purchased	338,595	11,062	4.37%	277,139	11,168	5.38%
Securities sold with agreements to repurchase	288,952	4,420	2.05%	269,842	4,239	2.10%
Corporate and subordinated debentures	850,463	47,610	7.48%	391,775	18,014	6.14%
Other borrowings	19,692	648	4.40%	238,321	9,899	5.55%
Total interest-bearing liabilities	40,905,668	808,560	2.64%	27,758,673	546,882	2.63%
Noninterest-Bearing Liabilities:
Demand deposits	13,559,656			10,500,570
Other liabilities	1,652,887			1,471,183
Total noninterest-bearing liabilities (“Non-IBL”)	15,212,543			11,971,753
Shareholders’ equity	8,661,013			5,613,557
Total Non-IBL and shareholders’ equity	23,873,556			17,585,310
Total Liabilities and Shareholders’ Equity	$64,779,224			$45,343,983

Net Interest Income and Margin (Non-Tax Equivalent)		$1,722,192	3.97%		$1,045,675	3.41%
Net Interest Margin (Tax Equivalent)			3.98%			3.42%

Total deposit cost (without debt and other borrowings)			1.88%			1.81%
Overall Cost of Funds (including demand deposits)			1.98%			1.91%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased by $32.4 million and $78.2 million, respectively, in the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024. This is a result of the Bank carrying a higher average balance in investment securities along with an increase in the yield on the investment portfolio in 2025 compared to the same period in 2024. The average balance of investment securities increased $1.5 billion and $1.2 billion, respectively, for the three and nine months ended September 30, 2025, from the comparable periods in 2024, primarily due to the Company acquiring $1.6 billion in investment securities through the acquisition of Independent. These securities were subsequently sold during the first quarter 2025 with the proceeds reinvested into purchases of new securities that fit the Company’s investment strategy. The increase in investment securities related to the Independent acquisition was partially offset due to maturities and mortgage paydowns within the AFS and HTM investment portfolios. The yield on the investment securities increased 107 basis points and 89 basis points, respectively, during the three and nine months ended September 30, 2025, compared to the same periods in 2024. The Company purchased investment securities, including the reinvestment of the Independent investment portfolio, at current market rates during the first quarter of 2025. The Company saw an improvement in the yield and risk weightings, as well as a shortened duration, of the investment portfolio for a full quarter during the current quarter as a result of the securities repositioning completed during the first quarter of 2025.

Loans

Interest earned on loans held for investment increased $285.9 million to $777.3 million and increased $808.2 million to $2.2 billion, respectively, during the three and nine months ended September 30, 2025, from the comparable periods in 2024. Interest earned on loans held for investment included loan accretion income recognized during the three and nine months ended September 30, 2025, and 2024 of $83.0 million, $208.3 million, $2.9 million and $11.5 million, respectively, an increase of $80.1 million and $196.8 million, respectively. Some key highlights for the quarter ended September 30, 2025, are outlined below:

●	Our non-TE yield on total loans increased 62 basis points in the third quarter of 2025 compared to the same period in 2024 due to a 6 basis-point decrease in the yield on the non-acquired loan portfolio and a 185 basis-point increase in the yield on the acquired loan portfolio.
o	The yield on the acquired loan portfolio increased from 6.17% in the third quarter of 2024 to 8.02% in the same period in 2025, while interest income on the acquired loan portfolio increased by $233.6 million during the same period.
◾	The interest income on acquired loans increased by $233.6 million, due to a $10.4 billion increase in the average balance during the third quarter of 2025 compared to the same period in 2024. The average balance increased due to loans acquired from Independent, which was offset by paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio. The yield increased primarily due to loan accretion of approximately $78.9 million recognized for the loan portfolio acquired from Independent during the third quarter of 2025.
o	The yield on the non-acquired loan portfolio decreased 6 basis points to 5.74% in the third quarter of 2025 compared to 5.80% in the same period in 2024. Interest income on the non-acquired loan portfolio increased $52.4 million during the same period.
◾	The increase in interest income on non-acquired loans was attributable to a higher average balance of $3.8 billion through organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio. The decline in yield on non-acquired loans primarily reflects the impact of new and renewed loans originating at lower rates in the current rate environment compared to the same period in 2024.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased by $13.3 billion, or 47.6%, in the third quarter of 2025 compared to the same period in 2024. The cost of interest-bearing liabilities decreased slightly to 2.70% compared to the same period in 2024, while the overall cost of funds, including demand deposits, slightly increased by 5 basis points to 2.04% in the third quarter of 2025, compared to the same period in 2024. Some key highlights for the quarter ended September 30, 2025, compared to the same period in 2024 include:

●	The cost of interest-bearing deposits was 2.56% for the third quarter of 2025 compared to 2.63% for the same period in 2024.
o	Interest expense on interest-bearing deposits increased by $79.4 million in the third quarter of 2025 compared to the same period in 2024 as interest expense on all interest-bearing deposit accounts increased, primarily due to an increase in the average balance of deposit accounts as a result of the balances assumed from the Independent acquisition. Interest expense on transaction and money market accounts, savings, certificates and other time deposits increased by $58.0 million, $47,000, and $21.3 million, respectively.
o	The average balance of interest-bearing deposits increased by $12.9 billion, as average balances on all interest-bearing deposit accounts increased, which drove up interest expense. The increases in the average balance of transaction and money market accounts, savings, certificates and other time deposits were $9.7 billion, $425.6 million and $2.8 billion, respectively.
●	The cost of federal funds purchased decreased 111 basis points. The decline in the yield compared to the same period in 2024 was primarily driven by a lower interest rate environment, as the interest expense decreased by $538,000 while the average balance grew by $27.1 million.
●	The cost of securities sold under agreements to repurchase was 2.15% for the third quarter of 2025 compared to 2.34% for the same period in 2024, driven by the effects from the lower interest environment. While the average balance grew by $23.2 million, interest expense only increased by $8,000.

●	The cost of corporate and subordinated debentures increased by 185 basis points to 7.95% for the three months ended September 30, 2025, also driven by the effects from the increase in the average balance of $583.3 million. The Company assumed $360.5 million in corporate and subordinated debentures from the Independent acquisition during the first quarter of 2025 and issued $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. These increases were partially offset by the redemption of $405.0 million of subordinated debentures that occurred during the latter half of the third quarter of 2025. The increase in the average balance resulted in an increase in interest expense of $13.5 million.
●	The Company had no other borrowings outstanding as of the end of the third quarter 2025 and no interest cost was recognized during the third quarter of 2025. The cost was 5.57% for the comparable period in 2024.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits increased $3.1 billion, or 30.1%, to $13.5 billion in the third quarter of 2025 compared to $10.4 billion during the same period in 2024. The increase in the average balance of noninterest bearing deposits was primarily due to noninterest-bearing deposit balances assumed from Independent during the first quarter of 2025.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2025, and 2024, noninterest income comprised 14.2%, and 17.6%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2025, and 2024, noninterest income comprised 13.6%, and 17.5%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Service charges on deposit accounts	$26,933	$23,712	$76,552	$69,271
Debit, prepaid, ATM and merchant card related income	15,639	10,274	39,822	31,702
Mortgage banking income	5,462	3,189	19,135	15,270
Trust and investment services income	14,157	11,578	43,508	33,060
Correspondent banking and capital markets income	21,204	9,893	44,516	19,064
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
SBA income	1,683	3,875	7,345	12,193
Bank owned life insurance income	10,597	8,276	29,949	22,540
Other	3,411	4,137	10,696	18,617
Total noninterest income	$99,086	$74,934	$271,991	$221,717

Noninterest income increased by $24.2 million, or 32.2%, during the third quarter of 2025 compared to the same period in 2024. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher by $3.2 million, or 13.6%, during the third quarter of 2025 compared to the same period in 2024. The increase was mainly attributable to deposit accounts assumed from Independent.
●	Debit, prepaid, ATM and merchant card related income was higher by $5.4 million, or 52.2%, in the third quarter of 2025 compared to the same period in 2024. The increase in debit, ATM, prepaid and merchant card related income was mainly due to higher bank card and ATM related fee income $2.9 million and lower card and ATM system expense of $2.4 million.
●	Trust and investment services income for the third quarter of 2025 increased by $2.6 million, or 22.3%, from the third quarter of 2024, as assets under management have increased by $1.4 billion, or 15.8%, in that same time frame. The trust and investment services income increased during the third quarter of 2025, primarily due to higher asset values and the addition of new clients through wealth management services provided by Private Capital Management LLC, which became the Bank’s wholly owned subsidiary through the Company’s acquisition of Independent during the first quarter of 2025.

●	Correspondent banking and capital markets income in the third quarter of 2025 increased by $11.3 million, or 114.3%, compared to the same quarter in 2024. The increase was primarily related to an increase of $3.6 million in income generated from the sale of customer swap ARC hedges during the third quarter of 2025 compared to the third quarter of 2024, resulting from the comparatively lower interest rate environment in 2025. The increase was also due to the expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $4.3 million related to variation margin payments in the third quarter of 2025 compared to an expense of $7.5 million in the third quarter of 2024.

Noninterest income increased by $50.3 million, or 22.7%, during the nine months ended September 30, 2025, compared to the same period in 2024. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Mortgage banking income increased by $3.9 million, or 25.3%, in 2025 compared to 2024, a $2.0 million, or 17.4%, increase in secondary market mortgage income and a $1.8 million, or 51.4%, increase in mortgage servicing related income, net of hedge. Mortgage production increased from $1.5 billion in the first nine months of 2024 to $1.7 billion in the first nine months of 2025 with slightly lower mortgage rates in 2025 compared to the same period in 2024. We allocated a lower percentage of mortgage production to the secondary market in 2025 compared to the same period in 2024 as the percentage allocated decreased in 2025 compared to 2024 from 57% to 41%. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and is expected to fluctuate year to year.
o	Mortgage income from the secondary market increased by $2.0 million between the comparable periods resulting from a $4.0 million increase in the gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset primarily by decreases in the fair value of MBS forward trades of $1.2 million. Mortgage commission expense was $6.0 million in 2025 compared to $8.7 million in 2024.
o	The mortgage servicing related income, net of the hedge, increased by $1.8 million in 2025. The increase was mainly due to a $1.7 million increase in the change in fair value of the MSR, including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase from gains/losses on the MSR hedge of $4.1 million, offset by a decrease in the change in fair value from interest rates of $2.8 million.
●	During the first quarter of 2025, the Company recorded net losses of $228.8 million on the sales of investment securities, excluding the sales of investment securities acquired from Independent.
●	The Company recorded a gain on the sale of bank properties of $229.3 million, net of transaction costs, from a sale-leaseback transaction completed in February 2025.
●	SBA income decreased by $4.8 million, or 39.8%, during 2025 compared to the same period in 2024. SBA income includes changes in the fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease was primarily attributable to lower gains on the sale of SBA loans of $4.3 million.
●	Bank owned life insurance income increased by $7.4 million, or 32.9%, in 2025 compared to the same period in 2024. The increase was primarily due to the acquisition of bank owned life insurance assets from Independent. The income on the bank owned life insurance assets increased approximately $6.1 million. In addition, death benefit proceeds increased approximately $1.3 million in 2025 compared to the same period in 2024.
●	Other income decreased by $7.9 million, or 42.5%, in 2025 compared to the same period in 2024. During the second quarter of 2024, the Company recognized approximately $5.2 million of income from federal tax refunds received during the second quarter of 2024 for net operating loss carrybacks filed in 2021. In addition, the Bank recognized approximately $3.0 million in credits from an external vendor in 2024.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Salaries and employee benefits	$199,148	$150,865	$595,121	$452,753
Occupancy expense	40,874	22,242	117,874	67,272
Information services expense	28,988	23,280	90,505	68,777
OREO and loan related expense	5,427	1,358	9,506	3,271
Amortization of intangibles	23,426	5,327	71,305	17,069
Business development and staff related expense	8,907	5,542	22,600	17,006
Supplies, printing and postage expense	3,278	2,762	10,376	7,828
Professional fees	4,994	4,017	14,361	11,038
FDIC assessment and other regulatory charges	8,374	7,482	31,101	23,787
FDIC special assessment	—	—	—	4,473
Advertising and marketing	2,980	2,296	8,280	6,874
Merger, branch consolidation, severance-related, and other expense	20,889	3,303	113,274	13,602
Other	25,057	18,373	71,926	51,134
Total noninterest expense	$372,342	$246,847	$1,156,229	$744,884

Noninterest expense increased by $125.5 million, or 50.8%, in the third quarter of 2025 compared to the same period in 2024. The quarterly increase in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased $48.3 million, or 32.0%, in the third quarter of 2025 compared to the same period in 2024. The increase was primarily associated with the addition of Independent employees during the first quarter of 2025. Salaries increased by $25.9 million resulting from both merit increases and an increase in the number of employees, along with higher commission and incentive expense of $13.4 million and higher employee benefits from higher FICA tax paid and medical insurance expense of $9.0 million.
●	Occupancy expense increased $18.6 million, or 83.8% in the third quarter of 2025 compared to the same period in 2024. The increase was primarily due to increases in lease expense and branch maintenance and repair expenses of $14.9 million and $4.4 million, respectively.
●	Information services expense increased $5.7 million, or 24.5%, in the third quarter of 2025 compared to the same period in 2024. The increase was due to additional costs associated with the Company updating systems and expenses associated with transferring, managing, and processing data as it grows in size and complexity.
●	OREO and loan related expense increased $4.1 million in the third quarter of 2025 compared to the same period in 2024, which was primarily due to approximately a $3.2 million increase in losses on sales of OREO and bank property held for sale.
●	Amortization of intangibles increased by $18.1 million, which is related to the Independent acquisition.
●	Business development and staff related expense increased $3.4 million, or 60.7%, in the third quarter of 2025 compared to the same period in 2024, due mainly to the increase in employees resulting from the Independent acquisition and additional employee travel and entertainment.
●	Merger, branch consolidation, severance-related, and other expense increased $17.6 million to $20.9 million in the third quarter of 2025 compared to the same period in 2024. Of the $20.9 million of expense recognized in the third quarter of 2025, approximately $20.8 million pertains to the Independent acquisition.
●	Other noninterest expense increased by $6.7 million, or 36.4%, in the third quarter of 2025 compared to the same period in 2024. The increase primarily resulted from a $4.2 million increase in miscellaneous expense, largely due to increases in earnings credit expense to Homeowners Association (“HOA”) customers of $2.3 million. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. Additional increases included approximately $1.5 million increase in donations and $1.1 million increase in other miscellaneous operational expenses.

Noninterest expense increased by $411.3 million, or 55.2%, during the nine months ended September 30, 2025, compared to the same period in 2024. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Professional fees increased $3.3 million, or 30.1%, in 2025 compared to 2024. This increase was primarily due to an increase in legal fees totaling $2.6 million.
●	FDIC assessment and other regulatory charges increased $7.3 million, or 30.7%, in 2025 compared to 2024. The increase in the FDIC assessment was primarily due to an increase in the FDIC assessment rate to bring the overall FDIC insurance fund to 1.35 times total deposits by the end of 2028. The increase also reflects changes in the Company’s size and complexity along with the effects from the increase in the Company’s classified assets.
●	The FDIC’s special assessment expense decreased by $4.5 million as the FDIC announced a projected reduction in the special assessment rate in late 2024, resulting in no additional accrual recorded during 2025. The Company accrued a total of $4.5 million during the first half of 2024 based on the anticipation of a higher assessment that may be allocated to the Bank at that time.

Income Tax Expense

Our effective tax rate was 23.25% for the three months ended September 30, 2025, compared to 23.24% for the three months ended September 30, 2024. The effective rate for the quarter was effectively flat when compared to the same period in the prior year, which is the result of an increase in pretax book income, an increase in tax-exempt interest income, and increase in the cash surrender value of BOLI policies. These increases were offset by an increase in non-deductible executive compensation and disallowed FDIC premiums.

Our effective tax rate for the first nine months of the year was 23.99% compared to 23.84% for the first nine months of 2024. The increase in the year-to-date effective tax rate compared to the same period of 2024 is due primarily to the increase in pretax book income and higher non-deductible executive compensation and disallowed FDIC premiums. This was partially offset by an increase in the cash surrender value of BOLI policies and an increase in tax-exempt income in the first nine months of the current year, compared to 2024.

Segment Reporting

As discussed in Note 23 — Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit.

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

The table below provides PPNR and TE NIM information of the General Banking Unit.

Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue, Adjusted (Non-GAAP)
Net interest income (GAAP) (a)	$599,697	$351,480	$1,722,192	$1,045,675
Plus:
Noninterest income	99,086	74,934	271,991	221,717
Revenue (GAAP)	$698,783	$426,414	$1,994,183	$1,267,392
Less:
Securities losses, net	—	—	(228,811)	—
Gain on sale-leaseback, net of transaction costs	—	—	229,279	—
Revenue, adjusted (Non-GAAP)	$698,783	$426,414	$1,993,715	$1,267,392

PPNR, Adjusted (Non-GAAP)
Revenue, adjusted (Non-GAAP)	$698,783	$426,414	$1,993,715	$1,267,392
Less:
Noninterest expense	372,342	246,847	1,156,229	744,884
PPNR (Non-GAAP)	$326,441	$179,567	$837,486	$522,508
Plus:
Merger, branch consolidation, severance-related, and other expense	20,889	3,303	113,274	13,602
FDIC special assessment	—	—	—	4,473
PPNR, adjusted (Non-GAAP)	$347,330	$182,870	$950,760	$540,583

Net Interest Margin, Tax Equivalent ("TE") (non-GAAP)
Average interest earning assets (b)	$58,727,110	$41,223,980	$57,982,690	$40,965,220

Net interest margin, non-TE ((a)/(b)) (GAAP)	4.05%	3.39%	3.97%	3.41%
TE adjustment (c)	718	486	2,174	1,645
Net interest margin, TE (((a)+(c))/(b)) (non-GAAP)	4.06%	3.40%	3.98%	3.42%

Analysis of Financial Condition

Summary

Our total assets increased approximately $19.7 billion, or 42.4%, from December 31, 2024, to September 30, 2025, to approximately $66.0 billion. Within total assets, cash and cash equivalents increased by $1.8 billion, or 125.9%, and net loans increased $13.8 billion, or 40.6%, while investment securities increased $1.7 billion, or 25.1%, during the period. Within total liabilities, deposits grew $16.0 billion, or 42.1%, and federal funds purchased and securities sold under agreements to repurchase increased by $79.2 million, or 15.4%. Total borrowings increased by $304.9 million, or 77.9%. Total shareholder’s equity increased $3.1 billion, or 53.0%. The increases in total assets, cash and cash equivalents, investment securities, loans, deposits, other borrowings and equity were all primarily driven by the acquisition of Independent on January 1, 2025. The increase in cash and cash equivalents was also due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits, excluding deposits assumed from Independent, of approximately $803.7 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $79.2 million. The increase in deposits, excluding deposits assumed from Independent, was mainly due to increases in interest-bearing checking accounts and time deposit accounts. These increases were partially offset by cash used to fund net loan growth, excluding loans assumed from Independent, of $773.4 million. Our loan to deposit ratio was 88% and 89% at September 30, 2025 and December 31, 2024, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 25% and 27%, respectively at September 30, 2025, and December 31, 2024.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At September 30, 2025, investment securities totaled $8.5 billion, compared to $6.8 billion at December 31, 2024, an increase of $1.7 billion, or 25.1%. During the first quarter of 2025, the Company acquired $1.6 billion in investment securities through the acquisition of Independent. A majority of these securities were subsequently sold during the quarter with the proceeds reinvested into securities that fit the Company’s investment strategy. The Company executed a securities repositioning during the first quarter 2025 and sold investment securities with a book value of approximately $1.8 billion at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and risk weightings and shortened the duration of the investment portfolio. The Bank purchased $5.2 billion of investment securities during the nine months ended September 30, 2025 from reinvesting funds provided by the sales of securities acquired from Independent and proceeds from the sale of securities involved in the repositioning strategy. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $5.3 billion and a reduction from the net amortization of premiums of $8.2 million during the nine months ended September 30, 2025. All of the $1.6 billion in purchases of investment securities during the quarter were available-for-sale securities. There were no purchases of held to maturity securities during the quarter. During the nine months ended September 30, 2025, we purchased $33.3 million of capital stock of the Federal Home Loan Bank of Atlanta classified as other investment securities on the Balance Sheet and sold back $45.1 million. At September 30, 2025, approximately 71.0% of the investment portfolio was classified as available for sale, approximately 24.7% was classified as held to maturity and approximately 4.3% was classified as other investments.

At September 30, 2025, the unrealized net losses of the available for sale securities portfolio was $425.5 million, or 6.6%, below its amortized cost basis, compared to an unrealized net loss of $808.6 million, or 15.8%, at December 31, 2024. At September 30, 2025, the unrealized net loss of the held to maturity securities portfolio was $331.2 million, or 15.8%, below its amortized cost basis, compared to an unrealized net loss of $420.1 million, or 18.6%, at December 31, 2024.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
September 30, 2025
U.S. Government agencies	$132,911	$116,182	$(16,729)	$132,911	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	2,877,779	2,551,499	(326,280)	91	2,877,688
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,654,833	2,565,774	(89,059)	—	2,654,833
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,091,911	957,150	(134,761)	28,609	1,063,302
State and municipal obligations	1,112,505	961,112	(151,393)	1,106,395	6,110
Small Business Administration loan-backed securities	666,604	629,593	(37,011)	653,605	12,999
Corporate securities	28,499	26,977	(1,522)	—	28,499
	$8,565,042	$7,808,287	$(756,755)	$1,921,611	$6,643,431

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

At September 30, 2025, we had 1,078 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $787.4 million. At December 31, 2024, we had 1,214 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.2 billion. The total number of investment securities with an unrealized loss position decreased by 136 securities, while the total dollar amount of the unrealized loss decreased by $442.1 million. The reduction in the number of securities in a loss position and level of unrealized losses was mainly due to the securities repositioning strategy completed during the first quarter of 2025 where we sold certain available-for-sale investment securities and recognized the losses and reinvested the proceeds in investment securities at current market prices. The reduction was also due to changes in interest rates during the first nine months of 2025.

All investment securities in an unrealized loss position as of September 30, 2025, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 5 — Investment Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of September 30, 2025:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$32,926	1.89%	$99,985	1.68%	$—	—%	$132,911	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	125,531	1.77	1,062,287	1.81	1,187,818	1.81
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	386,777	2.54	386,777	2.54
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	61,871	1.02	155,484	1.53	124,699	1.55	342,054	1.45
Small Business Administration loan-backed securities	—	—	—	—	—	—	47,167	1.20	47,167	1.20
Total held to maturity	$—	—%	$94,797	1.32%	$381,000	1.65%	$1,620,930	1.95%	$2,096,727	1.86%
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$101	2.17%	$6,030	2.15%	$110,463	2.98%	$1,433,771	3.42%	$1,550,365	3.39%
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	302	2.53	1,845	2.25	5,153	2.30	2,229,874	4.73	2,237,174	4.73
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	11,999	2.69	260,681	4.07	222,389	2.61	180,543	1.83	675,612	2.89
State and municipal obligations	8,580	3.39	30,495	3.11	188,156	2.68	733,881	3.03	961,112	2.97
Small Business Administration loan-backed securities	13,232	2.79	12,572	4.55	201,784	4.82	363,972	3.75	591,560	4.12
Corporate securities	—	—	10,449	7.20	16,528	4.17	—	—	26,977	5.29
Total available for sale	$34,214	2.90%	$322,072	4.05%	$744,473	3.31%	$4,942,041	3.92%	$6,042,800	3.84%
Total other investments	$—	—%	$—	—%	$—	—%	$366,218	3.12%	$366,218	3.12%
Total investment securities	$34,214	2.90%	$416,869	3.43%	$1,125,473	2.75%	$6,929,189	3.42%	$8,505,745	3.32%
Percent of total	1%		5%		13%		81%
Cumulative percent of total	1%		5%		19%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.7% (based on amortized cost) of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 13.0% (based on amortized cost) of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Double A or Triple A category.

As of September 30, 2025, the portfolio had an effective duration of 4.67 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	September 30, 2025		December 31, 2024
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,911	5.80	$147,272	5.85
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,187,818	6.10	1,297,543	5.94
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	386,777	6.67	411,721	6.76
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	342,054	5.14	348,338	6.12
Small Business Administration loan-backed securities	47,167	5.94	49,796	9.12
Total held to maturity	$2,096,727	6.03	$2,254,670	6.18
Available for Sale (fair value)
U.S. Treasuries	$—	—	$10,656	0.10
U.S. Government agencies	—	—	150,418	3.95
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,550,365	4.61	1,377,525	5.73
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,237,174	2.50	459,095	6.00
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	675,612	4.68	1,040,555	5.35
State and municipal obligations	961,112	8.05	945,723	10.08
Small Business Administration loan-backed securities	591,560	2.18	310,112	5.09
Corporate securities	26,977	0.47	26,509	1.27
Total available for sale	$6,042,800	4.22	$4,320,593	6.47

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2025, we determined that there was no impairment on our other investment securities. As of September 30, 2025, other investment securities represented approximately $366.2 million, or 0.55% of total assets, and primarily consists of FHLB and FRB stock which totals $252.5 million, or 0.38% of total assets. There were no gains or losses on the sales of these securities for three and nine months ended September 30, 2025, and 2024, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and the Bank’s subsidiary, SouthState|DuncanWilliams. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $107.5 million and $102.9 million at September 30, 2025 and December 31, 2024.

Loans Held for Sale

The balance of loans held for sale increased $67.2 million from December 31, 2024, to $346.7 million on September 30, 2025. Loans held for sale at September 30, 2025 and December 31, 2024 consisted of mortgage and SBA loans held for sale.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $278.3 million at September 30, 2025 compared to $181.3 million at December 31, 2024. See Note – 20 – SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $68.4 million at September 30, 2025, a decrease of $29.7 million compared to $98.1 million at December 31, 2024. Total mortgage production was $612 million in the third quarter of 2025. This compares to $672 million in the second quarter of 2025 and $506 million in the third quarter of 2024. Mortgage production increased from the third quarter in 2024 as average mortgage rates were lower in third quarter of 2025 compared to the same period in 2024. Mortgage production declined in the third quarter of 2025 compared to the second quarter of 2025 even with average mortgage rates being lower. The decline in production compared to the previous quarter is due to uncertainty in the economy, low housing inventory and high housing prices. The percentage of mortgage production sold into the secondary market decreased in the third quarter of 2025 to 34% from 37% in the second quarter of 2025 and from 58% in the third quarter of 2024. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	September 30,	% of	December 31,	% of
(Dollars in thousands)	2025	Total	2024	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$704,966	1.5%	$37,527	0.1%
Commercial non-owner-occupied	5,008,208	10.5%	1,317,925	4.0%
Commercial owner-occupied real estate	2,067,053	4.3%	912,760	2.7%
Consumer owner-occupied	1,199,784	2.5%	428,753	1.3%
Home equity loans	213,325	0.5%	190,455	0.6%
Commercial and industrial	1,904,107	4.0%	579,883	1.7%
Other income producing property	712,464	1.5%	111,394	0.3%
Consumer non real estate	67,715	0.1%	56,879	0.2%
Other	206	—%	206	—%
Total acquired - non-purchased credit deteriorated loans	11,877,828	24.9%	3,635,782	10.7%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	129,435	0.3%	5,893	—%
Commercial non-owner-occupied	2,037,357	4.3%	349,998	1.0%
Commercial owner-occupied real estate	515,696	1.1%	266,288	0.8%
Consumer owner-occupied	192,705	0.4%	145,290	0.4%
Home equity loans	19,517	—%	23,447	0.1%
Commercial and industrial	183,162	0.4%	21,451	0.1%
Other income producing property	59,299	0.1%	24,013	0.1%
Consumer non real estate	23,188	—%	25,775	0.1%
Total acquired - purchased credit deteriorated loans (PCD)	3,160,359	6.6%	862,155	2.5%
Total acquired loans	15,038,187	31.5%	4,497,937	13.3%
Non-acquired loans:
Construction and land development	1,844,570	3.9%	2,140,907	6.3%
Commercial non-owner-occupied	9,290,457	19.5%	7,715,809	22.8%
Commercial owner-occupied real estate	4,946,326	10.4%	4,537,328	13.4%
Consumer owner-occupied	7,048,825	14.8%	6,570,842	19.4%
Home equity loans	1,527,870	3.2%	1,356,182	4.0%
Commercial and industrial	6,557,367	13.8%	5,621,542	16.6%
Other income producing property	495,420	1.0%	472,343	1.4%
Consumer non real estate	896,182	1.9%	979,945	2.9%
Other	22,707	—%	10,092	—%
Total non-acquired loans	32,629,724	68.5%	29,404,990	86.7%
Total loans (net of unearned income)	$47,667,911	100.0%	$33,902,927	100.0%

Total loans, net of deferred loan costs and fees (excluding loans held for sale), increased by $13.8 billion, or 54.3% annualized, to $47.7 billion at September 30, 2025. Our non-acquired loan portfolio increased by $3.2 billion, or 14.7% annualized, mainly driven by organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. Commercial non-owner-occupied loans, commercial and industrial loans, consumer owner-occupied loans and commercial owner-occupied real estate loans led the way with $1.6 million, $935.8 million, $478.0 million and $409.0 million in year-to-date loan growth, respectively, or 27.3%, 22.3%, 9.7% and 12.1% annualized growth, respectively. The acquired loan portfolio increased by $10.5 billion, or 313.3% annualized. This increase in acquired loans was due to the addition of $13.1 billion from the acquisition of Independent, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that increased were commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, consumer owner-occupied loans, construction and land development loans, and other income producing property loans which increased by $5.4 billion, $1.5 billion, $1.4 billion, $818.4 million, $791.0 million and $636.4 million, respectively, year-to-date. Acquired loans as a percentage of total loans increased to 31.5% and non-acquired loans as a percentage of the overall portfolio decreased to 68.5% at September 30, 2025. This compares to acquired loans as a percentage of total loans of 13.3% and non-acquired loans as a percentage of total loans of 86.7% at December 31, 2024.

Total commercial non-owner-occupied loans of $16.3 billion, approximately 34.3% of the total loans held for investment, was the largest category of the loan portfolio as of September 30, 2025. As of September 30, 2025, approximately 93% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $16.3 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 96% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Non-Accrual	Accruing	Special Mention
September 30, 2025
Loan Type:
Retail	$4,396,624	$2,234	0.10%	1.24%	1.79%
Multifamily	2,799,519	4,075	1.75%	13.95%	15.13%
Warehouse/Industrial	2,380,835	2,063	—%	6.19%	3.00%
Office	1,821,287	1,553	1.11%	6.79%	3.39%
Hotel	1,402,256	5,435	0.03%	4.84%	2.09%
Other	925,928	1,708	—%	5.62%	5.67%
Medical	915,984	2,125	0.18%	1.74%	1.51%
Self Storage	631,112	3,322	—%	10.81%	7.76%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of September 30, 2025.

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

There are several headwinds that continue to weigh down the economy, but the U.S. has thus far avoided a recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending September 30, 2025, management selected a baseline weighting of 40%, a 25% weighting for an upside scenario and a 35% weighting for the more severe scenario. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. Weightings were not changed from the prior quarter and reflect a mostly neutral stance but recognition of downside risks and higher levels of uncertainty in the economic forecast from flat job growth, high interest rates, lack of clarity on trade policy impacts, and tightening credit conditions. Improved GDP growth and employment resilience kept expected losses mostly flat. The Company recorded a total provision for credit losses of $5.1 million for the third quarter of 2025. The Company recorded a provision for credit losses of $1.2 million and $3.9 million for funded loans and unfunded commitments, respectively, during the third quarter of 2025.

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

As of September 30, 2025, the balance of the ACL was $590.1 million or 1.24% of total loans. The ACL decreased $30.9 million from the balance of $621.0 million recorded at June 30, 2025. The decrease during the third quarter of 2025 included $1.2 million in provision for credit losses and $32.2 million in net charge-offs.

At September 30, 2025, the Company had a reserve on unfunded commitments of $68.5 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $64.7 million at June 30, 2025, and $45.3 million at December 31, 2024. During the three and nine months ended September 30, 2025, the Company recorded an increase in the reserve for unfunded commitments of $3.8 million and $23.2 million, respectively. Of the $23.2 million of provision for credit losses recorded for unfunded commitments during the nine months ended September 30, 2025, $12.1 million was related to the initial provision for unfunded commitments acquired from Independent and $11.1 million was for all other unfunded commitments. For the prior comparative period, the Company recorded a decrease in the reserve for unfunded commitments of $8.7 million and $14.8 million, respectively, during the three and nine months ended September 30, 2024. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the nine months ended September 30, 2025.

The ACL provides 1.96 times coverage of nonperforming loans at September 30, 2025. Net charge-offs to total average loans during the three and nine months ended September 30, 2025, were 0.27% and 0.29%, respectively, compared to net charge-offs to total average loans of 0.07% and 0.05%, respectively, during the three and nine months ended September 30, 2024. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent of $56.7 million, to total average loans, during the nine months ended September 30, 2025 were 0.12%. There were no acquisition date charge-offs recorded in the third quarter of 2025. The increase in charge-offs in the third quarter was mainly due to one commercial and industrial charge-off in the third quarter of $21.5 million. If this individual charge-off was excluded, net charge-offs as a percentage of average loans would have been 0.09% for the third quarter, a 0.03% increase from the second quarter. We continued to experience solid and stable asset quality numbers and ratios as of September 30, 2025.

The following table provides the allocation, by segment, for expected credit losses as of September 30, 2025:

	September 30, 2025
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$53,736	19.8%
Residential Mortgage Junior	1,004	0.1%
Revolving Mortgage	14,800	3.9%
Residential Construction	9,340	1.3%
Other Construction and Development	57,893	4.2%
Consumer	18,681	2.1%
Multifamily	64,913	6.0%
Municipal	2,111	1.9%
Owner-Occupied Commercial Real Estate	73,595	15.7%
Non-Owner-Occupied Commercial Real Estate	177,263	28.3%
Commercial and Industrial	116,797	16.7%
Total	$590,133	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(576)	$9,439,987	(0.02)%	$(132)	$7,487,639	(0.01)%
Residential Mortgage Junior	190	48,767	1.55%	8	20,384	0.16%
Revolving Mortgage	44	1,834,643	0.01%	175	1,564,733	0.04%
Residential Construction	—	616,631	—%	9	470,045	0.01%
Other Construction and Development	108	2,348,763	0.02%	57	2,028,932	0.01%
Consumer	(2,205)	1,000,290	(0.87)%	(1,731)	1,125,897	(0.61)%
Multifamily	—	2,679,460	—%	—	1,257,500	—%
Municipal	—	906,727	—%	—	765,245	—%
Owner-Occupied Commercial Real Estate	(605)	7,499,713	(0.03)%	(532)	5,536,233	(0.04)%
Non-Owner-Occupied Commercial Real Estate	2,048	13,371,669	0.06%	218	7,960,917	0.01%
Commercial and Industrial	(31,158)	7,853,667	(1.57)%	(4,152)	5,170,150	(0.32)%
Total	$(32,154)	$47,600,317	(0.27)%	$(6,080)	$33,387,675	(0.07)%

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(1,135)	$9,315,013	(0.02)%	$(296)	$7,319,600	(0.01)%
Residential Mortgage Junior	265	48,184	0.74%	97	17,520	0.74%
Revolving Mortgage	320	1,792,686	0.02%	634	1,526,945	0.06%
Residential Construction	—	654,056	—%	(273)	552,530	(0.07)%
Other Construction and Development	505	2,482,035	0.03%	(954)	2,020,287	(0.06)%
Consumer	(7,158)	1,016,778	(0.94)%	(4,476)	1,163,430	(0.51)%
Multifamily	(18,065)	2,602,313	(0.93)%	66	1,145,881	0.01%
Municipal	—	864,148	—%	—	753,758	—%
Owner-Occupied Commercial Real Estate	(2,480)	7,445,627	(0.04)%	(414)	5,515,986	(0.01)%
Non-Owner-Occupied Commercial Real Estate	(10,645)	13,214,971	(0.11)%	70	7,905,294	—%
Commercial and Industrial	(62,136)	7,709,388	(1.08)%	(7,438)	5,032,829	(0.20)%
Total	$(100,529)	$47,145,199	(0.29)%	$(12,984)	$32,954,060	(0.05)%

The following tables present summary of ACL for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025			2024
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$535,014	$86,032	$621,046	$447,628	$24,670	$472,298
Allowance adjustment - FMV for Independent acquisition	—	—	—	—	—	—
Loans charged off	(36,898)	(664)	(37,562)	(7,717)	(886)	(8,603)
Recoveries of loans previously charged off	3,213	2,195	5,408	2,148	375	2,523
Net (charge-offs) recoveries	(33,685)	1,531	(32,154)	(5,569)	(511)	(6,080)
Provision (recovery) for credit losses	10,249	(9,008)	1,241	2,563	(800)	1,763
Balance at end of period	$511,578	$78,555	$590,133	$444,622	$23,359	$467,981

Total loans, net of unearned income:
At period end	$47,667,911			$33,548,192
Average	47,600,317			33,387,675
Net charge-offs as a percentage of average loans (annualized)	0.27%			0.07%
Allowance for credit losses as a percentage of period end loans	1.24%			1.39%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	195.61%			247.28%

	Nine Months Ended September 30,
	2025			2024
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573
Allowance adjustment - FMV for Independent acquisition	—	135,441	135,441	—	—	—
Initial Allowance for Non-PCD loans acquired during period	79,971	—	79,971	—	—	—
Independent Day 1 PCD loan net charge-offs	—	(56,688)	(56,688)	—	—	—
Loans charged-off	(55,845)	(1,104)	(56,949)	(21,767)	(3,366)	(25,133)
Recoveries of loans previously charged off	7,589	5,519	13,108	8,534	3,615	12,149
Net (charge-offs) recoveries	(48,256)	(52,273)	(100,529)	(13,233)	249	(12,984)
Provision (recovery) for credit losses	34,904	(24,934)	9,970	33,979	(9,587)	24,392
Balance at end of period	$511,578	$78,555	$590,133	$444,622	$23,359	$467,981

Total loans, net of unearned income:
At period end	$47,667,911			$33,548,192
Average	47,145,199			32,954,060
Net charge-offs as a percentage of average loans (annualized)	0.29%			0.05%
Allowance for credit losses as a percentage of period end loans	1.24%			1.39%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	195.61%			247.28%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2025	2025	2025	2024	2024
Non-acquired:
Nonaccrual loans	$141,409	$132,313	$144,079	$134,867	$101,438
Accruing loans past due 90 days or more	4,352	3,687	3,273	3,293	6,890
Modified loans to a borrower experiencing financial difficulty - nonaccrual	5,342	9,597	7,594	7,115	9,802
Total non-acquired nonperforming loans	151,103	145,597	154,946	145,275	118,130
Other real estate owned (“OREO”) (1) (6)	11,404	16,842	1,570	648	751
Other nonperforming assets (2)	566	446	720	534	466
Total nonperforming assets excluding acquired assets	163,073	162,885	157,236	146,457	119,347
Acquired:
Nonaccrual loans (3)	143,839	145,423	110,474	58,923	64,167
Accruing loans past due 90 days or more	891	707	537	—	389
Modified loans to a borrower experiencing financial difficulty - nonaccrual	5,856	6,043	6,217	6,391	6,564
Total acquired nonperforming loans	150,586	152,173	117,228	65,314	71,120
Acquired OREO (1) (7)	7,015	8,728	5,899	1,505	448
Other acquired nonperforming assets (2)	132	55	77	78	45
Total acquired nonperforming assets	157,733	160,956	123,204	66,897	71,613
Total nonperforming assets	$320,806	$323,841	$280,440	$213,354	$190,960

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.50%	0.52%	0.52%	0.50%	0.42%
Total nonperforming assets as a percentage of total assets (5)	0.25%	0.25%	0.24%	0.32%	0.26%
Nonperforming loans as a percentage of period end loans (4)	0.46%	0.46%	0.52%	0.49%	0.41%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.67%	0.68%	0.60%	0.63%	0.57%
Total nonperforming assets as a percentage of total assets (5)	0.49%	0.49%	0.43%	0.46%	0.41%
Nonperforming loans as a percentage of period end loans (4)	0.63%	0.63%	0.58%	0.62%	0.56%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $8.6 million, $900,000, $2.9 million, $3.3 million, and $5.2 million as of September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $0 million, $78.5 million, $72.0 million, $0, and $0 million as of September 30, 2025, June 30, 2025, March 31, 2025, December 31, 2024, and September 30, 2024, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $320.8 million, or 0.67% of total loans and repossessed assets, at September 30, 2025, an increase of $107.5 million, or 50.4%, from December 31, 2024. Total nonperforming loans were $301.7 million, or 0.63%, of total loans, at September 30, 2025, an increase of $91.1 million, or 43.3%, from December 31, 2024. Non-acquired nonperforming loans increased by $5.8 million from December 31, 2024. The increase in non-acquired nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $15.8 million, an increase in accruing loans past due 90 days or more of $1.1 million, offset by a decline in commercial nonaccrual loans of $9.3 million and a decline in modified loans to a borrower experiencing financial difficulty of $1.8 million. The net increase of 15.8 million year-to-date in nonacquired consumer loans occurred primarily in the third quarter, which increased $10.2 million from June 30, 2025. The majority of these loans are 1-4 family residential loans. Acquired nonperforming loans increased $85.3 million from December 31, 2024. The increase in the acquired nonperforming loan balances was due primarily to an increase in commercial nonaccrual loans of $78.3 million, an increase in consumer nonaccrual loans of $6.6 million, an increase in accruing loans past due 90 days or more of $891,000, offset by a decline in modified loans to a borrower experiencing financial difficulty of $534,000. The majority of the increase in acquired commercial nonaccrual loans was due to the addition of $83.3 million in loans acquired in the merger with Independent, offset by a $5.0 million decline in legacy commercial nonaccrual loans. The $83.3 million in loans acquired were primarily commercial real estate and commercial and industrial loans.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $12.8 billion to $40.6 billion at September 30, 2025, from $27.9 billion at December 31, 2024. This increase was mainly driven by interest-bearing deposits of $8.7 billion as of September 30, 2025 acquired from Independent on January 1, 2025. Interest-bearing checking accounts increased $4.7 billion during the first nine months of 2025, which was driven by $2.8 billion as of September 30, 2025 in interest-bearing checking accounts acquired in the Independent acquisition. The additional growth in interest-bearing checking accounts was mainly through reciprocal and brokered interest-bearing checking accounts. Savings accounts increased by $439.2 million during the first nine months of 2025, which was driven by $430.1 million as of September 30, 2025 in savings accounts acquired in the Independent acquisition. Money market accounts increased $4.2 billion during the first nine months of 2025, which was driven by $3.6 billion as of September 30, 2025 in money market accounts acquired in the Independent acquisition. Time deposits increased $3.5 billion during the first nine months of 2025, which was driven by $1.9 billion as of September 30, 2025 in time deposits acquired in the Independent acquisition. The additional growth in time deposits was due to an increase in brokered time deposits of $1.6 billion during 2025 as the Company has let some higher costing local deposits run off. Federal funds purchased related to the Correspondent Banking Division and securities sold under agreements to repurchase were $594.1 million at September 30, 2025, a $79.2 million increase from December 31, 2024. Corporate and subordinated debentures increased by $304.9 million to $696.4 million at September 30, 2025. This increase was mainly due to $360.5 million in corporate and subordinated debentures assumed in the Independent acquisition. The Company also issued $350.0 million in new subordinated debt in the second quarter of 2025 and subsequently paid-off $405.0 million in subordinated debt in the third quarter of 2025 that had reached its call date and the end of its fixed rate period.

As noted above, the Company has allowed some higher costing local deposits run off in 2025 and replaced the deposits with brokered and other out of market deposits at lower interest rates. Average interest-bearing deposits increased $12.9 billion to $39.8 billion during the three months ended September 30, 2025 compared to the same period in 2024, mainly due to the acquisition of Independent. For the nine months ended September 30, 2025 compared to the same period in 2024 the increase was similar at $12.8 billion. For more information on the composition of our total deposits, see Note 9 — Deposits.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2025, the period end balance of noninterest-bearing deposits was $13.4 billion, an increase of $3.2 billion compared to the balance at December 31, 2024 of $10.2 billion. At September 30, 2025, the period-end balance of noninterest-bearing deposits included $3.2 billion assumed in the Independent acquisition. Noninterest-bearing deposits, excluding the deposits assumed during the quarter, have remained flat from December 31, 2024, increasing only $2.9 million. Average noninterest-bearing deposits were $13.5 billion for the third quarter of 2025 compared to $13.6 billion during the second quarter of 2025 and $10.4 billion during the third quarter of 2024. The increase in the average noninterest bearing deposits from the comparable quarter ended September 30, 2024 was due to the deposits assumed in the Independent acquisition.

Uninsured Deposits

The Company had estimated approximately 38.6% and 38.7%, respectively, of uninsured deposits over total deposits at September 30, 2025 and December 31, 2024. Total uninsured deposits at September 30, 2025 included uninsured deposits related to the Independent deposit base acquired in the first quarter of 2025. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. During the first quarter of 2025, the Company issued $2.5 billion in stock related to the acquisition of Independent. As of September 30, 2025, shareholders’ equity was $9.0 billion, an increase of $3.1 billion, or 53.0%, from December 31, 2024.

The following table shows the changes in shareholders’ equity during 2025:

(Dollars in thousands)
Total shareholders' equity at December 31, 2024	$5,890,415
Net income	550,945
Dividends paid on common shares ($1.68 per share)	(170,191)
Dividends paid on restricted stock units	(1,100)
Net increase in market value of securities available for sale, net of deferred taxes	290,909
Stock options exercised	472
Employee stock purchases	2,244
Equity based compensation	28,444
Common stock repurchased - buyback plan	(42,808)
Common stock repurchased - equity plans	(11,495)
Stock issued pursuant to the acquisition of Independent	2,472,947
Stock issued in lieu of cash - directors fees	344
Total shareholders' equity at September 30, 2025	$9,011,126

The Company repurchased 440,000 shares at a weighted average price of $97.29 per share pursuant to the 2025 Stock Repurchase Program during the third quarter of 2025. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2025, a total of 2,560,000 authorized shares remains available for repurchase.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2025	2024
SouthState Bank Corporation:
Common equity Tier 1 risk-based capital	N/A	11.48%	12.62%
Tier 1 risk-based capital	6.00%	11.48%	12.62%
Total risk-based capital	10.00%	13.98%	14.96%
Tier 1 leverage	N/A	9.36%	10.04%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.62%	13.38%
Tier 1 risk-based capital	8.00%	12.62%	13.38%
Total risk-based capital	10.00%	13.76%	14.64%
Tier 1 leverage	5.00%	10.28%	10.64%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios as of September 30, 2025 all declined compared to December 31, 2024. The capital ratios declined mainly due to the effects on capital and assets from the acquisition of Independent. Tier 1 capital increased by 28.6% and 33.3% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition and the net income recognized during the first nine months of 2025. Total risk-based capital increased by 32.1% and 32.8% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition, the net income recognized during the first nine months of 2025 along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets increased in the first nine months of 2025 when compared to the fourth quarter with average assets for both the Company and Bank increasing by 38% and risk-based assets increasing by 41%. The increases in both average assets and risk-based assets were mainly due to the assets acquired in the Independent acquisition during the first quarter of 2025. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit to maintain a minimum of 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit to maintain a minimum of 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of September 30, 2025, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased in the nine months ended September 30, 2025 by approximately $3.2 billion, or approximately 14.7% annualized, compared to the balance at December 31, 2024. The increase from December 31, 2024 was mainly related to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio increased by $10.5 billion from the balance at December 31, 2024 due to acquisition of the Independent loan portfolio of $13.1 billion during the first quarter of 2025. The acquired loans portfolio had reductions totaling $2.5 billion through principal paydowns, charge-offs, foreclosures and renewals of acquired loans during the first nine months of 2025.

Our investment securities portfolio (excluding trading securities) increased by $1.7 billion in the nine months ended September 30, 2025, compared to the balance at December 31, 2024. Increases in the investment securities portfolio came from $1.6 billion in securities acquired in the Independent acquisition and $5.2 billion in investment securities purchased during the first nine months of 2025, including securities purchased from reinvesting funds provided by the sales of securities acquired from Independent and the securities repositioning completed during the first quarter of 2025. The securities repositioning improved the yield and shortened the duration of the investment portfolio. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, sales and paydowns of investment securities totaling $5.3 billion and a reduction from the net amortization of premiums of $8.2 million. The net unrealized loss of the available for sale securities decreased during the first nine months of 2025 by $383.1 million mainly through the securities repositioning and the recognition of losses in the portfolio. Of the $5.2 billion in purchases of investment securities during the quarter, $5.1 billion were in available for sale securities and $117.4 million were in other investment securities. There were no purchases of held to maturity securities during the quarter. Other investment securities purchased were mainly related to capital stock with the Federal Home Loan Bank and Federal Reserve Bank of which we sold back $45.1 million during 2025. The purchases in the Federal Home Loan Bank Stock and Federal Reserve Bank Stock during the quarter were mainly due to stock holding requirements related to the Independent acquisition. The Bank pledges a portion of its available for sale and held to maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of September 30, 2025, the bank pledged 67.5% of the market value of its available-for-sale and held-to-maturity investment portfolios. As of September 30, 2025, the Bank had unpledged securities with a market value of $2.5 billion. These securities included Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $3.1 billion at September 30, 2025 compared to $1.4 billion at December 31, 2024. The increase in cash and cash equivalents was also due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits, excluding deposits assumed from Independent, of approximately $803.7 million, and an increase in federal funds purchased and securities sold under agreements to repurchase of $79.2 million. The increase in deposits, excluding deposits assumed from Independent, was mainly due to increases in interest-bearing checking accounts and time deposit accounts. These increases were partially offset by cash used to fund net loan growth, excluding loans assumed from Independent, of $773.4 million.

At September 30, 2025, and December 31, 2024, we had $2.2 billion and $614.5 million of traditional, out–of–market brokered time deposits, respectively.  At September 30, 2025, and December 31, 2024, we had $3.8 billion and $2.5 billion, respectively, of reciprocal deposits. At September 30, 2025, we also had $1.5 billion in brokered interest-bearing checking and money market accounts. The Company has allowed some higher costing local deposits run off in 2025 and replaced the deposits with brokered and other out of market deposits at lower interest rates. Total deposits were $54.1 billion at September 30, 2025, an increase of $16.0 billion from $38.1 billion at December 31, 2024. Our deposit growth since December 31, 2024 was mainly attributable to the deposits acquired in the Independent acquisition of $15.2 billion. See further discussion on changes in deposits in the Interest-Bearing Liabilities and Noninterest-Bearing Deposits section of this MD&A. Total short-term borrowings at September 30, 2025, were $594.1 million, consisting of $337.4 million in federal funds purchased and $256.7 million in securities sold under agreements to repurchase. Total long-term borrowings, consisting of trust preferred securities and subordinated debentures, increased by $304.9 million to $696.4 million at September 30, 2025. This increase was mainly due to $360.5 in corporate and subordinated debentures assumed in the Independent acquisition. The Company also issued $350.0 million in new subordinated debt in the second quarter of 2025 and subsequently paid-off $405.0 million in subordinated debt in the third quarter of 2025 that had reached its call date and the end of its fixed rate period. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions, and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $54.1 billion in total deposits at September 30, 2025, approximately 69% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $38,000. Approximately 25% of total deposits are noninterest-bearing.

As discussed previously and presented below, the table below compares Primary Funding Sources to uninsured deposits as of September 30, 2025.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,622
Federal Reserve Bank of Atlanta Discount Window	12,050
Liquid cash and cash equivalents	3,130
Fair value of securities that can be pledged	2,441
Total primary sources	$23,243
Uninsured deposits, excluding collateralized deposits	$16,568
Uninsured and collateralized deposits	$20,915
Coverage ratio, uninsured deposits	111.1%
Coverage ratio, uninsured and uncollateralized deposits	140.3%
Ratio of uninsured and collateralized deposits to total deposits	38.6%

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

At September 30, 2025, the Bank had a total FHLB credit facility of $5.6 billion, with no outstanding borrowings in short-term FHLB advances and $17.8 million in secured credit exposure at quarter-end, leaving $5.6 billion in availability on the FHLB credit facility. At September 30, 2025, the Bank had $12.0 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at September 30, 2025. The Bank has $2.5 billion in market value of unpledged securities at September 30, 2025, that can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total bank deposits, which would allow capacity of $8.1 billion at September 30, 2025. The Bank had $3.9 billion of outstanding brokered deposits at the end of the quarter-end leaving $4.2 billion in available capacity as per the internal policy limit of 15% of total bank deposits. All of the primary sources noted in the table above and the brokered deposit remaining available capacity would provide an additional $24.6 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2025. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of September 30, 2025. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.36%, 11.48% and 13.98%, respectively, at September 30, 2025. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.28%, 12.62% and 13.76%, respectively, at September 30, 2025. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of September 30, 2025 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of September 30, 2025, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 16 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of September 30, 2025, the Company was operating within its interest rate key risk indicator policy limits.

During 2024 and for the nine months ended September 30, 2025, the beta assumption applied to deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs increased from five basis points to one hundred and ninety basis points. During that period, the federal funds rate increased 525 basis points, which implies a 35% beta. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of September 30, 2025, the total deposit beta assumption was 44.3%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in October 2025 as the Base Case Scenario. As of September 30, 2025, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.7% increase (up 100) and 1.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At September 30, 2025, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 1.8% decrease and 0.7% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.4% decrease and 0.4% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of September 30, 2025.

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

Percentage Change in Net Interest Income over One Year
Up 100 basis points	1.7%
Down 100 basis points	(1.9)%
Down 200 basis points	(4.2)%
Down 300 basis points	(7.1)%
Down 400 basis points	(9.9)%

Deposit Concentrations

As of September 30, 2025, and December 31, 2024, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 4% and 6%, respectively, of the Company’s quarterly average total deposit balances at September 30, 2025. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.6 billion at September 30, 2025. Based on this criteria, we had eight such credit concentrations at September 30, 2025, including loans to lessors of nonresidential buildings (except mini-warehouses) of $10.3 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $2.8 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.4 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $10.8 billion, loans secured by jumbo loans (original loans greater than limit) of $3.2 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $3.3 billion. The Company also has purchased commercial and industrial syndication and participation loans of $2.4 billion, some of which are also included in the business assets loans noted above. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

After the adoption of CECL in the first quarter of 2020, banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2025, and December 31, 2024, the Bank’s CDL concentration ratio was 37.6% and 40.9%, respectively, and its CRE concentration ratio was 272.1% and 219.6%, respectively. As of September 30, 2025, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Return on average equity (GAAP)	11.04%	9.91%	8.50%	9.29%
Effect to adjust for intangible assets	8.58%	5.72%	7.30%	5.65%
Return on average tangible equity (non-GAAP)	19.62%	15.63%	15.80%	14.94%

Average shareholders’ equity (GAAP)	$8,867,408	$5,748,170	$8,661,013	$5,613,557
Average intangible assets	(3,516,575)	(1,998,618)	(3,536,635)	(2,004,046)
Adjusted average shareholders’ equity (non-GAAP)	$5,350,833	$3,749,552	$5,124,378	$3,609,511

Net income (GAAP)	$246,641	$143,179	$550,945	$390,605
Amortization of intangibles	23,426	5,327	71,305	17,069
Tax effect	(5,447)	(1,238)	(16,557)	(4,069)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$264,620	$147,268	$605,693	$403,605

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

Risks relating to our Business and Business Strategy

●	Economic volatility risk, as a result of monetary, fiscal and trade law policies, such as tariffs, and inflation, potentially resulting in higher rates, deterioration in the credit markets, greater than expected noninterest expenses, excessive loan losses and other negative consequences, or on the other hand, lower rates, which also may have other negative consequences, which risks could be exacerbated by potential negative economic developments resulting from federal spending cuts and/or one or more federal budget-related impasses or actions;
●	Risks relating to the merger and integration of SouthState and Independent, including, among others, (i) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (ii) the risk that the integration of Independent’s operations into SouthState’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate Independent’s businesses into SouthState’s businesses, (iii) the amount of the costs, fees, expenses and charges related to the merger, (iii) the risk of deposit attrition, client loss or revenue loss that may be greater than anticipated, and (iv) reputational risk and the reaction of each company’s customers, supplies, employees or other business partners to the merger;
●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business which are dependent on a variety of factors including economic conditions in the U.S. and globally, geopolitical factors including tariffs, competition, and the regulatory environment;

●	Interest rate risk and a decrease in our net interest income primarily resulting from our inability to effectively manage the risk, and its impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand and changes in mortgage conditions, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	Inflationary risks negatively impacting our business and profitability, earnings and budgetary projections, or demand for our products and services;
●	Risks related to the costs of funds and our profitability and liquidity, and changes in our deposit mix and growth;
●	Compliance, reputational and operational risks related to implementing new lines of business or new products and services and our failure to successfully manage such risks;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Risks related to the potential deterioration in real estate values and other adverse changes in mortgage conditions, higher risks inherent in a loan portfolio that includes commercial real estate loans, environmental risks in our lending activities, and risks that appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	Risks related to (i) our ability to effectively manage credit risk, interest rate risk and liquidity risk affecting the Bank’s ability to meet its obligations when they come due; and (ii) an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	The results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	The impact of the Current Expected Credit Loss standard, merger activity, and global events on our allowance for credit losses;
●	Risks related to maintaining adequate levels of capital to support our operations and the availability of additional capital when needed due to our size and continued pace of growth;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures;
●	Reputational and operational risks associated with sustainability, stewardship and governance matters, including the impact of state legislation and inconsistent federal and state regulatory guidance and regulation;
●	Risks related to losses arising from errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	Increased risk from the adoption and use of artificial intelligence tools by us and our third party vendors and service providers, including risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, counterparties or other third parties;
●	Risks related to our reliance on and our ability to retain our culture and attract, retain, develop, and motivate qualified and highly skilled personnel as we grow and are located in new markets, and being able to offer competitive salaries and benefits, including flexibility of working remotely or in the office;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Transaction risk arising from problems with service or product delivery, and strategic risk resulting from adverse business decisions or improper implementation of business decisions;
●	Reputation risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	Risks related to unexpected outflows of uninsured deposits requiring us to sell investment securities at a loss, price risks focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios, and the loss of value of our investment portfolio negatively impacting market perceptions of us, possibly resulting in deposit withdrawals;
●	Risks relating to consumers opting not to use banks to complete their financial transactions; and
●	Reputational risk and possible higher than estimated reduced revenue from previously announced or proposed regulatory changes in the Bank’s consumer programs and products.

Risks relating to the Regulatory Environment

●	Risks related to the heightened expectations of regulatory agencies exposing the Company to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, the impact of special FDIC assessments, the effects of Consumer Financial Protection Bureau regulations or other guidance, changes in policies and standards for regulatory review of bank mergers, challenges to our income tax provision following changes to tax laws, regulations or interpretations, and the possibility of changes in accounting standards, policies, principles and practices;
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity; and
●	Risks relating to the legal, regulatory and supervisory environment, including periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examinations, changes in financial services legislation and capital regulatory requirements, regulations, policies or government officials or other personnel.

Risks relating to our Common Stock

●	Risks related to state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us; and
●	Risks related to: (i) shares of our Common Stock not being insured deposits and losing value; (ii) future capital needs resulting in dilution of shareholder investment; (iii) our ability to pay dividends which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; (iv) dilution in our common stock resulting from issuing stock as consideration in a potential merger or acquisition, future capital needs, or increased trading volume in our common stock in the public market; (v) rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders; (vi) volatility of our stock price stock that may or may not reflect economic condition or performance of SouthState; and (vii) our institutional shareholders, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces

●	Geopolitical and economic risks and market volatility associated with the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes resulting from a new U.S. presidential administration, changes in the fiscal and monetary policies of the federal government and its agencies, and changes to and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions;
●	Risks related to a slowdown in economic growth or a resumption of recessionary economic conditions impacting inflationary pressures and interest rates to dampen demand could adversely affect consumer confidence, loan payment patterns, and our charge-offs and the provision for credit losses;
●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, could affect the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin;
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies; and
●	Risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2025, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2024.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2025, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2025, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, Independent merged into SouthState Bank Corporation. We integrated Independent into our overall internal control over financial reporting processes during the second quarter of 2025. Except for changes made in connection with this integration of Independent, there has been no change in our internal control over financial reporting during the nine months ended September 30, 2025, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On February 9, 2024, the Company disclosed that it detected what was determined to be a cybersecurity incident on February 6, 2024 (the “Cyber Incident”). The Bank notified banking regulators and law enforcement and, based on its investigation and findings, notified individuals whose personal information may have been compromised in the Cyber Incident. Further, the Bank has taken other actions, such as offering credit monitoring services. While the Company is unable to estimate the total cost of any remediation that may be required, as of September 30, 2025, the Company had not incurred material costs as a result of the Cyber Incident.

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

Other than the Cyber Incident Suit (as defined in Note 13 — Commitments and Contingent Liabilities), as of September 30, 2025, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

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

On February 11, 2025, the Company received Federal Reserve Board’s nonobjection on the 2025 Stock Repurchase Program (the “2025 Repurchase Program”), which was previously approved by the Board of Directors of the Company, contingent upon receipt of such supervisory nonobjection. The 2025 Repurchase Program authorizes the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. The repurchases under the 2025 Repurchase Program will be made from time to time by the Company as conditions allow and the 2025 Repurchase Program will be made available until December 31, 2026, unless shortened or extended by the Company’s Board of Directors. During the third quarter of 2025, the Company repurchased 440,000 shares at a weighted average price of $97.29 per share pursuant to the 2025 Stock Repurchase Program. As of September 30, 2025, there is a total of 2,560,000 shares remaining authorized to be repurchased. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities.

The following table reflects share repurchase activity during the third quarter of 2025:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
July 1 ‑ July 31	440,722	*	$97.26	440,000	2,560,000
August 1 ‑ August 31	110	*	96.91	—	2,560,000
September 1 ‑ September 30	1,396	*	100.99	—	2,560,000
Total	442,228			440,000	2,560,000
*

For the three months ended September 30, 2025, monthly totals include 722, 110, and 1,396 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Stock Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated by reference.

Exhibit Index

		Incorporated by Reference
Exhibit No.	Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 19, 2025, by and between SouthState Corporation and SouthState Bank Corporation	8-K	001-12669	2.1	8/19/2025

3.1	Articles of Incorporation of SouthState Bank Corporation	8-K	001-12669	3.1	8/19/2025

3.2	Bylaws of SouthState Bank Corporation	8-K	001-12669	3.2	8/19/2025

4.1	Second Supplemental Indenture, dated August 31, 2025, by and among SouthState Corporation, SouthState Bank Corporation, and U.S. Bank Company, National Association, in its capacity as Indenture Trustee	8-K	001-12669	4.7	9/4/2025

4.2	Seventh Supplemental Indenture, dated as of August 31, 2025, by and among SouthState Corporation, SouthState Bank Corporation, and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee	8-K	001-12669	4.15	9/4/2025

4.3	Eighth Supplemental Indenture, dated as of August 31, 2025, among SouthState Corporation, SouthState Bank Corporation, and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee	8-K	001-12669	4.16	9/4/2025

31.1	Rule 13a-14(a) Certification of Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of Principal Financial Officer					X

32	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer					X

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Bank Corporation for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

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

SOUTHSTATE BANK CORPORATION
(Registrant)

Date: October 31, 2025	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2025	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2025	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer