Form 10-K
period 2025-12-31
SouthState Bank Corp
filed 2026-02-20
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-12669

SOUTHSTATE BANK CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	39-3424417 (I.R.S. Employer Identification No.)

1101 First Street South, Suite 202, Winter Haven, FL (Address of principal executive offices)	33880 (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of the registrant held by non-affiliates was $9,225,644,000 based on the closing sale price of $92.03 per share on June 30, 2025. For purposes of the foregoing calculation only, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of common stock outstanding as of February 19, 2026 was 98,068,647.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 - 14 of this form 10-K.

SouthState Bank Corporation

(1)	All or portions of this item are incorporated by reference to the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders.

Forward-Looking Statements

The disclosures set forth in this Report are qualified by Part I, Item 1A. Risk Factors and the section captioned “Forward Looking Statements” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report and other cautionary statements set forth elsewhere in this Report.

PART I

Item 1. Business.

Overview

SouthState Bank Corporation (“We,” “Our,” “SouthState” or the “Company”) is a financial holding company headquartered in Winter Haven, Florida. During the third quarter of 2025, the Company was redomiciled to the state of Florida by merging SouthState Corporation, a South Carolina corporation, with and into SouthState Bank Corporation, a Florida corporation that was wholly-owned by SouthState Corporation prior to such merger, and adopting its name. We provide a wide range of banking services and products to our customers through our wholly owned bank subsidiary, SouthState Bank, National Association (the “Bank”), a national banking association, from our headquarters branch in Winter Haven, Florida and, as of December 31, 2025, a 342-branch network located throughout Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. In addition, the Company owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code, which has been in dissolution since 2024. We do not engage in any significant operations other than the ownership of our banking subsidiary.

Through the Bank, we operate a correspondent banking and capital markets service division for over 1,200 small and medium sized community financial institutions, credit unions, and money managers throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. In addition, the Bank operates SouthState Securities Corp. (formally known as SouthState|DuncanWilliams Securities Corp., “SouthState Securities”), a full-service registered broker dealer headquartered in Memphis, Tennessee. The services offered by SouthState Securities are complementary to the Bank’s correspondent banking and capital markets businesses and provide additional opportunities to the Bank’s client base. The Bank also operates SouthState Private Capital Management LLC (“SouthState PCM”), a wholly-owned registered investment advisor, which offers support to the Bank’s Wealth line of business. SouthState PCM is the result of the December 31, 2025 merger of SouthState Advisory, Inc., a wholly-owned registered investment advisor, with and into Private Capital Management LLC, also a wholly-owned registered investment advisor the Bank acquired through the Independent Bank Group, Inc. (“Independent”) acquisition completed on January 1, 2025 (the “Independent Merger”). The Bank operates Corporate Billing, a transaction-based finance division headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. In late 2023, the Bank formed SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

At December 31, 2025, we had approximately $67.2 billion in assets, $48.6 billion in loans, $55.1 billion in deposits, $9.1 billion in shareholders’ equity, and a market capitalization of approximately $9.3 billion.

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

Commercial Real Estate Loans. As of December 31, 2025, $28.0 billion, or 58%, of our loan portfolio consisted of loans secured by commercial real estate (including owner occupied and non-owner occupied commercial real estate, other income producing property and construction and land development lending). We offer construction financing, acquisition financing or refinancing of properties, commercial lines of credit and other loans that are secured by commercial real estate.

Residential Real Estate Loans. As of December 31, 2025, $10.5 billion, or 21%, of our loan portfolio consisted of residential real estate loans including home equity loans. We provide one-to-four family residential real estate loans with terms ranging from 10 to 30 years, with either fixed or adjustable interest rates and home equity lines. It is not our normal business practice to originate subprime loans. Our closed-end first lien loans are for purposes of property purchased, or for refinancing existing loans. The majority of our loans are owner-occupied, full documentation loans.

Commercial and Industrial (“C&I”) Loans. As of December 31, 2025, $9.2 billion, or 19%, of our loan portfolio consisted of commercial and industrial loans. Our C&I loans include lines of credit, acquisition finance credit facilities and other types of commercial credit and typically have maturities of five years or less. We also have a SBA 7(a) line of business whereby we routinely sell the government guaranteed portion of the SBA loans to investors with the unguaranteed portion of the loan and the servicing rights retained.

Other Consumer Loans. As of December 31, 2025, $1.0 billion, or 2%, of our loan portfolio consisted of other types of consumer loans. We offer consumer loans to our customers for personal, family and household purposes, including auto, boat, and personal installment loans.

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

Deposit Products, Treasury Services, and Other Funding Sources

We offer our customers a variety of deposit products and services, including checking accounts, savings accounts, money market accounts, time deposit accounts, and treasury and merchant services, through multiple channels, including our network of 342 full-service branches, as of December 31, 2025, and our online, mobile and telephone banking platforms. As of December 31, 2025, our deposit portfolio was comprised of 24% noninterest-bearing deposits and 76% interest bearing deposits. We intend to continue our efforts to provide funding for our business from customer relationship deposits.

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

Correspondent Banking and Capital Markets

We operate a correspondent banking and capital markets business division through the Bank and through SouthState Securities, the Bank’s broker dealer. This line of business’s primary revenue generating activities are related to the capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium sized financial institutions located throughout the United States.

Wealth Management

Through the Bank and SouthState PCM, we offer wealth management and other fiduciary and private banking services targeted to affluent clients, including individuals, business owners, families, and professional service companies. In addition to fiduciary and investment management fee income, we believe these services enable us to build new relationships and expand existing relationships to grow our deposits and loans. Through our wealth management line of business, we offer financial planning, retirement services and trust and investment management for affluent clients as well as clients with more modest resources. We offer a wide range of investment alternatives, including certificates of deposits, mutual funds, annuities, individual retirement accounts, money market accounts and other financial products.

Mortgage Banking

We have a mortgage line of business that originates single-family home loans and either sells into the secondary market or holds in our portfolio those mortgages. We retain servicing rights for those loans we hold in our portfolio and for the majority of the loans that are sold.

Growth Strategy

Our business strategy has been to grow our business organically within our footprint and adjoining market areas faster than the related economic growth in those markets through our existing relationship managers and through targeted hiring of talented officers or teams. Our business growth, profitability and market share have been enhanced by engaging in strategic mergers and acquisitions or branch expansion either within or contiguous to our existing footprint. That expansion strategy focuses on banking institutions that:

●	are consistent with our guiding principles of soundness, profitability and growth, and are a good fit with our culture;
●	are strategically attractive by enhancing our footprint, allowing for cost savings and economies of scale, or providing market diversification, or otherwise strategically compelling;
●	have been determined to meet our risk appetite and profile; and
●	meet our financial criteria.

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

Technological advances have made it possible for our competitors, including nonbank competitors, to offer products and services that traditionally were banking products and for financial institutions and other companies to provide electronic and internet-based financial solutions, including online deposit accounts, electronic payment processing and marketplace lending, without having a physical presence where their customers are located. Moreover, technological change has introduced new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of mobile payments, digital wallets, or digital assets. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. In many cases, our competitors have substantially greater resources and lending limits and offer certain services that we do not currently provide.

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

Because we recognize the importance of encouraging an environment that inspires our employees to act consistently with the Company’s core values, we incorporate our core values into our strategic planning process, requiring any initiative to further one or more of those values. In addition, our management-level Culture Council oversees the internal and external culture and values messaging, and implements a program for continuing to build and retain a diverse and inclusive employee base, as well as to recruit, train and retain the leadership and talent necessary to deliver the Company’s vision, and maintaining an employee engagement program with clear objectives.

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

Demographic Information

As of December 31, 2025, we had 6,190 full-time employees (compared to 4,986 as of the same date in 2024) and 203 part-time team members. As of December 31, 2025, approximately 96.98% of our team members are located in the Bank’s eight-state branch footprint of Florida (26.07%), South Carolina (25.54%), Texas (13.79%), Georgia (13.51%), North Carolina (5.89%), Colorado (5.72%), Alabama (4.96%), and Virginia (1.5%). To date, none of our team members are covered by collective bargaining agreements and all team members live in the United States. During fiscal year 2025, we hired 1,786 team members, and our voluntary turnover rate was 11.82% for all team members and 1.49% for management-level team members in 2025. Additional workforce demographics by gender, race or ethnicity and generation as of December 31, 2025, are reflected in the graphics above.

Corporate Stewardship

Our company remains committed to creating a diverse workforce and a culture that creates a sense of belonging. Our efforts are enhanced through the work of the Cultural Council and the Corporate Stewardship Council and Working Group that started over 5 years ago. Our Director of Corporate Stewardship bears primary responsibility for overseeing and directing strategic initiatives related to corporate stewardship, community development, management development, recruiting a diverse talent pool, and the Employee Sunshine Fund, which is funded voluntarily by Company employees to provide emergency monetary grants to Company employees facing financial difficulties.

Through intentional collaboration and relationship building with local leaders, the Company formed the Corporate Stewardship Council and Working Group has made meaningful progress with removing barriers that impacted recruitment and of diverse candidates and developing talent throughout the enterprise. We will continue to use various metrics to monitor the results, track outcomes, and work together to maintain a workforce with diverse leaders and teams.

The results from the adoption of our 2021 corporate stewardship strategic plan led to the creation of SouthState Connects Team Member Network Groups in 2024, starting with the Women’s Network Group, followed by Women in Technology, Military & Veterans. The engagement and camaraderie around this group allowed additional points of connection, and in 2025, we launched the Rising Leaders Network Group, which works closely with SouthState Leads. Through educational webinars, cultural awareness, fireside chats with leaders, and book clubs, team members can connect, network, and collaborate more together. In 2025, team members supported various organizations that brought awareness to financial literacy, empowerment of girls and women, and support for military and veteran organizations.

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

We encourage and support the growth and development of our employees and, when possible, seek to fill positions by promotion and transfer from within the organization. We invest in the growth and development of our employees by providing opportunities to participate in continuing education courses that are relevant to the banking industry and their job function within the Company. Our internal Corporate Learning team offers a suite of leadership development programs to support various levels of leadership experience and expertise with graduated topics designed to engage and develop leaders by improving business acumen and offering 360-degree reviews, individual coaching opportunities and education on topics as varied as culture, communication styles and mentoring. Because the banking industry is highly regulated, we also require employees to complete annual compliance training, the classes for which are selected based on each employee’s actual job responsibilities. In 2025, in the aggregate, our employees completed over 300,000 Company-provided training courses, including compliance-related courses that were assigned based on job roles and responsibilities.

Employee retention helps us operate efficiently. We stive to offer competitive salaries, and many of our officers and key employees participate in the Company’s incentive program, which offers short-term cash incentives to reward annual performance and long-term incentives designed to reward sustainable shareholder value creation and encourage talent retention. In addition, we provide a comprehensive employee benefit program that includes: group life, health, dental and vision insurance; prescription benefits; flexible spending accounts; health savings accounts; employee wellness program; educational opportunities; an employee stock purchase plan; deferred compensation plans for officers and key employees; and a 401(k) plan with a Company match. The Company offers a broad leave plan awarded based on tenure of service and officer title, to include paid time off, paid parental leave, paid volunteer time, and paid leave for personal illness and for caring of their immediate family members. The Company-sponsored Employee Stock Purchase Plan encourages our employees to invest in the Company by offering shares at a discounted price to participants.

Employee Health, Wellness and Safety

The overall well-being of our employees is a top priority. To raise awareness of good health habits, the Company offers employees a robust wellness program that provides extensive wellness resources to include on-site biometric screenings and a health risk assessment program. The Company also provides support through wellness resources and the Employee Assistance Program designed to support physical, financial, career, social, and mental wellness. The Company offers flexible work options in support of employees optimizing their workplace experience, with approximately 25.7% of our employees work effectively from remote locations.

Oversight of Corporate Stewardship Matters

The Governance and Nominating Committee of the Company’s Board of Directors oversees the Company’s current and emerging environmental, corporate stewardship, and governance matters that are relevant to the business, operations, or public image of the Company or that are otherwise pertinent to the Company and its shareholders, employees, customers, and parties with whom it does business. The Company issues a Corporate Social Responsibility Report on an annual basis, which highlights the Company’s environmental and corporate stewardship initiatives, including the Company’s commitment to: building vibrant communities where we operate and where our customers live and work; fostering a strong culture that supports and encourages a diverse and inclusive workforce; promoting the highest ethical standards and acting as good stewards; and being environmentally resourceful as we support efficient and sustainable practices. Our commitment to our communities, colleagues, corporate stewardship, and the environment will inform our Company’s actions as we strive to meet our vision: investing in the entrepreneurial spirit, pursuing excellence, and inspiring a greater purpose. During 2025, we continued to build out our transition and climate risk programs, actively working toward developing the necessary structure to understand the Bank’s direct and indirect greenhouse gas scopes and emissions across the Company and to develop a process for undertaking climate risk assessments. A copy of the Company’s 2025 Corporate Social Responsibility Report is available on the Bank’s website at 2025 Corporate Social Responsibility Report.

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States. Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve steeply increased the size of its balance sheet by buying securities in 2020-2021, and since then tapered such purchases to gradually reduce its balance sheet, but has resumed purchasing mortgage-backed securities to increase liquidity in the market. Since the financial crisis, the Federal Reserve has paid interest on excess reserves held by banks at the Federal Reserve. The Federal Reserve decreased its target federal funds rate three times during 2025 from 3.50% to 3.75%. Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. government. Future monetary policies, including whether and when the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

Supervision and Regulation

We are extensively regulated and supervised under federal and state law. The following is a brief summary of certain aspects of that regulation that are material to us and does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. To the extent particular statutory and regulatory provisions are described, the description is qualified in its entirety by reference to the particular statute or regulation. Proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on the Company and the Bank, are difficult to ascertain. In addition to laws and regulations, bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank. A change in applicable laws, regulations or regulatory guidance, or in the manner such laws, regulations or regulatory guidance are interpreted by regulatory agencies or courts, may have a material adverse effect on the Company’s and the Bank’s business, operations, and earnings. Supervision, regulation, and examination of banks by regulatory agencies are intended primarily for the protection of depositors and customers, the deposit insurance fund and the U.S. banking and financial system rather than shareholders.

In the past year, the scope of the laws and regulations and the intensity of the supervision to which we are subject have decreased in response to the Trump Administration’s deregulatory policies. The Company expects that its business will remain subject to extensive regulation and supervision despite the recent deregulatory environment.

We are also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC, as well as the rules of the NYSE that apply to companies with securities listed on the New York Stock Exchange.

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

As a financial holding company, we are permitted to engage in, and be affiliated with companies engaging in, a broader range of activities than those permitted for a bank holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be related closely to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities, including certain insurance underwriting activities. We and the Bank must each remain “well-capitalized” and “well-managed”, and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. In addition, the Federal Reserve has the power to order a financial holding company or its subsidiaries to terminate any activity or terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that financial holding company.

A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” has been defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for the depository institution (in this case, the Office of the Comptroller of the Currency or “OCC”) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements by requiring the holding company to provide financial assistance to the Bank if its capital were to become impaired. If the Company fails to provide such assistance within three months, it could be ordered to sell its stock of the Bank to cover the deficiency. Any capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

In 2024, the Department of Justice (the "DOJ”) withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines (the “2024 Banking Addendum”). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and the 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches. While the 2024 Banking Addendum remains in effect, the DOJ appears to be assessing bank mergers under a looser standard than implied by the 2024 Banking Addendum.

As a result of Independent Merger into the Company, the Bank grew above $50 billion in assets as of January 1, 2025, and thus would become subject, effective the fourth quarter of 2026, to the OCC’s heightened standards guidelines. These guidelines set expectations for the governance and risk management practices of large depository institutions subject to its supervision with more than $50 billion in assets. The guidelines require such institutions to establish and adhere to a written governance framework in order to manage and control their risk-taking activities and to incorporate their risk appetite statement and concentration risk limits into capital and liquidity stress testing and planning processes. On December 23, 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in total assets. If the rule is adopted as proposed, the Bank would not become subject to the OCC’s heightened standards in the fourth quarter of 2026. The changes are not expected to have any impact on the Bank’s risk management program.

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

In response to the bank failures in early 2023, the FDIC implemented a special assessment to recover the losses to the FDIC’s Deposit Insurance Fund at an annual rate of approximately 13.4 basis points over eight quarterly assessment periods beginning with the first quarterly assessment period of 2024. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion. The FDIC anticipates that the total amount of the special assessment will be collected for a total of eight quarterly assessment period. In December 2025, the FDIC issued an interim final rule that would reduce the special assessment for the eight collection quarter from 3.35 basis points to 2.97 basis points. Under the interim final rule, upon termination of the receiverships, the FDIC will either provide an offset to regular quarterly deposit insurance assessments for insured depository institutions subject to the special assessment if the amount collected exceeds losses or collect from insured depository institutions subject to the special assessment a one-time final shortfall special assessment if losses at the termination of the receiverships exceed the amount collected. The total estimated FDIC special assessment allocable to the Bank is approximately $33.5 million, which includes the special assessment applicable to the deposits assumed from Independent on January 1, 2025 and subject to the special assessment for the period subsequent to the acquisition date. The FDIC may impose additional special assessments from time to time based on the actual losses incurred by the FDIC as a result of the March 2023 bank failures or future failures.

Resolution Planning

In June 2024, the FDIC released a final rule amending its requirements for insured depository institutions with more than $50 billion in assets to develop and submit plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. As a result of the Independent Merger, the Bank grew above $50 billion in assets as of January 1, 2025, and is actively planning to comply with its requirements, which the FDIC had advised the Bank was in October 2026. In December 2025, the FDIC announced plans to propose changes to the Resolution Planning Rule for FDIC Board consideration in 2026. As a result, submissions due in October 2026, including those of the Bank, have been deferred, and the Bank anticipates that its submission will be due in 2027, pending finalization of any revisions to the Resolution Planning Rule.

Dividend Restrictions

The Company is a legal entity separate and distinct from its banking and other subsidiaries and has in the past relied on dividends from the Bank as its primary source of liquidity. There are limitations on the payment of dividends by the Bank to the Company, as well as by the Company to its shareholders.

The OCC has the general authority to limit the dividends paid by the Bank if such payment may be deemed to constitute an unsafe and unsound practice. The Bank may not pay dividends from its paid-in surplus. All dividends must be paid out of undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. In addition, a national bank, such as the Bank, is prohibited from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been a transfer to surplus of no less than one tenth of the bank’s net profits of the preceding two consecutive half-year periods (in the case of an annual dividend). The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2025, would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2025, the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer. Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2025 and 2024, calculated using the regulatory capital methodology applicable to us during 2025.

		Minimum	Minimum Ratio +	Well-
		Regulatory	Capital Conservation	Capitalized		Capital Above
		Capital Ratio	Buffer	Minimums (1)	Actual	Minimums (2)
As of December 31, 2025
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.26%	$3,342,274
	Bank	4.00%	N/A	5.00%	10.22%	$3,953,890
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	11.36%	$2,259,624
	Bank	4.50%	7.00%	6.50%	12.54%	$2,871,303
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	11.36%	$1,482,636
	Bank	6.00%	8.50%	8.00%	12.54%	$2,094,501
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	13.84%	$1,727,914
	Bank	8.00%	10.50%	10.00%	13.68%	$1,644,425

As of December 31, 2024
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	10.04%	$2,736,329
	Bank	4.00%	N/A	5.00%	10.64%	$3,007,448
CET 1 risk-based capital ratio	Consolidated	4.50%	7.00%	N/A	12.62%	$2,024,389
	Bank	4.50%	7.00%	6.50%	13.38%	$2,297,880
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.50%	6.00%	12.62%	$1,483,762
	Bank	6.00%	8.50%	8.00%	13.38%	$1,757,866
Total risk-based capital ratio	Consolidated	8.00%	10.50%	10.00%	14.96%	$1,606,806
	Bank	8.00%	10.50%	10.00%	14.64%	$1,491,628
(1)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(2)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.
(3)	At December 31, 2024, approximately $15.3 million was added to Tier 1 capital at the Bank and Holding Company as a result of the modified CECL transition.

On July 27, 2023, the banking agencies released a proposed rule to implement major changes to the capital rules for banking organizations with $100 billion or more in assets intended to bring the U.S. capital rules into conformance with the current international capital standards issued by the Basel Committee on Banking Supervision (“Basel Framework”). In light of the adverse reaction to the proposal, the Federal Reserve announced that it would publish a re-proposal of regulations finalizing the Basel III standards. The re-proposal is expected in early 2026.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third-party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for credit losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2025, our total reported loans for construction, land development, and other land were 35.2% of the Bank’s total Tier 1 capital plus the allowance for credit losses (excluding reserve for unfunded commitments) and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 271.8% of the Bank’s total Tier 1 capital plus the allowance for credit losses.

Consumer Protection Laws

The Bank is subject to a number of federal laws designed to protect its customers. These consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Administration of many of these consumer protection rules are the responsibility of the CFPB, which has exclusive supervisory authority over insured depository institutions with more than $10 billion in total assets and any affiliates thereof. The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with fair lending laws.

The CFPB has promulgated many mortgage-related final rules, including rules related to the ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, high-cost mortgage requirements, Home Mortgage Disclosure Act requirements and appraisal and escrow standards for higher priced mortgages. In addition, several proposed revisions to mortgage-related rules are pending finalization. The mortgage-related final rules issued by the CFPB have materially restructured the origination, servicing and securitization of residential mortgages in the United States. These rules have impacted, and will continue to impact, the business practices of mortgage lenders, including the Company. For example, under the CFPB’s Ability to Repay and Qualified Mortgage rule, before making a mortgage loan, a lender must establish that a borrower has the ability to repay the mortgage. “Qualified mortgages,” as defined in the rule, are presumed to comply with this requirement and, as a result, present less litigation risk to lenders. For a loan to qualify as a qualified mortgage, the loan must satisfy certain limits on terms and conditions, pricing and a maximum debt-to-income ratio. Loans eligible for purchase, guarantee or insurance by a government agency or government-sponsored enterprise are exempt from some of these requirements. Satisfying the qualified mortgage standards, ensuring correct calculations are made for individual loans, recordkeeping and monitoring, as well as understanding the effect of the qualified mortgage standards on CRA obligations, impose significant new compliance obligations on, and involve compliance costs for, mortgage lenders, including the Company.

Under applicable law, the Bank, as a debit card issuer, may receive a maximum permissible interchange fee equal to no more than $0.21 plus 5.0 basis points of the transaction value for many types of debit interchange transactions. Further, a debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve rules governing routing and exclusivity require debit card issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

In 2023, the Federal Reserve released a notice of proposed rulemaking that would lower the maximum interchange fee that a large debit card issuer can receive on a debit card transaction. Under the proposal, the Federal Reserve would set the components of the maximum interchange fee to amounts lower than those in the currently applicable Regulation II. In addition, the proposal would adopt an approach for future adjustments to the interchange fee cap, which would occur every other year based on issuer cost data gathered from large debit card issuers. The proposal has not been finalized and if it were to be finalized as proposed, would likely materially decrease the Bank’s noninterest income.

In 2023, the CFPB issued the “Small Business Lending Rule” to implement Section 1071 of the Dodd-Frank Act for the stated purpose of increasing transparency in small business lending, promoting economic development, and combating unlawful discrimination. Under this rule, covered lenders, including the Bank, are required to collect and report information about the small business credit applications they receive, including, but not limited to, geographic and demographic data. As a result of ongoing litigation since the “Small Business Lending Rule” was first issued, implementation of the final rule had been delayed and postponed. In November 2025, the CFPB published a new notice of proposed rulemaking on the Small Business Lending Rule. The proposed rule will revise the scope of data collected, with the intention of reducing complexity and improving data quality, while still meeting the purpose of the Small Business Lending Rule. The mandatory compliance date for all covered lenders is anticipated to be January 1, 2028. As the Bank has had a formal project to comply with the original rule, we believe the reproposed rule, if adopted as proposed, will not have a material impact on the Bank.

In October 2024, the CFPB finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $10 billion in total assets but less than $250 billion in total assets is April 1, 2027. In August 2025, the CFPB released an advance notice of proposed rulemaking seeking comments on certain aspects of the Section 1033 rule. The release did not extend the compliance dates set forth in the original rule and various agencies have requested those dates be rescinded. We continue to monitor the release of the final rule and evaluate the impact this will have on the Company and Bank.

In December 2024, the CFPB issued a final rule that removes an exception for overdraft lending services from longstanding provisions of the Truth in Lending Act (“TILA”) and other consumer financial protection laws by requiring banks with assets greater than or equal to $10 billion to treat overdraft loans like credit cards and other loans, including providing clear disclosures, to the extent the bank charges customer fees in excess of the direct costs of providing the service or in accordance with established benchmarks by the CFPB. This rule would have likely had a material impact on the Bank by reducing revenue from overdraft lending services. In May 2025, this rule was invalidated by a Congressional Review Act resolution.

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

In October 2023, the Federal Reserve, the FDIC, and the OCC issued a final rule amending the agencies’ CRA regulations. In July 2025, the federal banking agencies issued a joint Notice of Proposed Rulemaking, which, if finalized, would rescind the 2023 final rule and reinstate the CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

Anti-Money Laundering Rules

The Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, (together, the “BSA”) and its implementing regulations require financial institutions to, among other duties, implement and maintain an effective anti-money laundering / countering the financing of terrorism (“AML/CFT”) compliance program and file suspicious activity and currency transaction reports when appropriate.

The Anti-Money Laundering Act of 2020, enacted on January 1, 2021 as part of the National Defense Authorization Act (“AMLA”), amends the BSA but does not directly impose new requirements on banks. However, AMLA requires the U.S. Treasury Department to, among other things, issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities and implementing regulations, and conduct studies and issue regulations that may, over the next few years, significantly alter certain due diligence, recordkeeping and reporting requirements that the BSA and its implementing regulations impose on banks. AMLA also contains provisions that increase penalties for violations of the BSA and includes whistleblower incentives, both of which could increase regulatory enforcement against banks. Implementation of AMLA is ongoing and is anticipated to impact the Bank’s AML/CET compliance program.

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

OFAC Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering U.S. economic sanctions, which can prohibit certain transactions with designated foreign countries or territories, nationals and others. OFAC-administered sanctions take on many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory and prohibitions on U.S. persons engaging in financial transactions relating to, making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) blocking assets in which certain sanctioned foreign governments, entities or individuals have an interest, by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also maintains lists of designated persons, groups or entities that are the target of sanctions, including the “Specially Designated Nationals and Blocked Persons List.” The assets of designated persons, groups or entities are blocked, and U.S. persons are generally prohibited from dealing with any such persons. Moreover, blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. If we find a name on any transaction, account or wire transfer associated with a sanctioned person, we must freeze or block such account or transaction, file a blocked property report with OFAC and notify the appropriate authorities. Failure to comply with U.S. economic sanctions could have serious legal and reputational consequences.

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

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule to finalize the regulations implementing CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators. We continue to monitor for the final requirements to implement this rule.

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

We also will provide without charge a copy of our Annual Report on Form 10-K to any shareholder by mail. Requests should be sent to SouthState Bank Corporation, Attention: Corporate Secretary, 1101 First Street South, Winter Haven, Florida 33880.

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

Risks related to our Business and Business Strategy:

●	our ability to continue to integrate and realize the benefits of the merger between SouthState and Independent;
●	our ability to grow or to manage our growth effectively;
●	our ability to realize the benefits expected from strategic initiatives;
●	our ability to adequately anticipate and respond to changes in market interest rates;
●	the negative impact of inflation on our business and profitability;
●	an increase in the cost of funds as a result of general economic conditions, FDIC insurance assessments, interest rates, and competitive pressures on deposits;
●	our ability to attract and retain experienced people and maintain our culture;
●	the pace of adoption and use of artificial intelligence tools by us and our third-party vendors and service providers;
●	the implementation of new lines of business or new products and services;
●	the impact of technological changes, including artificial intelligence and online and mobile banking, on our business model, and that we may have fewer resources than many competitors to invest in technological improvements;
●	a significant portion of our loan portfolio being secured by real estate;
●	our loan portfolio including commercial and commercial real estate loans that may have higher risks;
●	the risk of default by our clients and counterparties;
●	our ability to effectively manage credit risk and interest rate risk;
●	lack of liquidity or inability to effectively manage liquidity risk;
●	the results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	the impact of the Current Expected Credit Loss standard, merger activity, and global events on our allowance for credit losses;
●	our size and continued pace of growth requiring us to raise additional capital in the future that may not be available when it is needed;
●	our processes for managing risk not being effective to mitigate risk or losses;
●	changes in mortgage rates and adverse changes in mortgage conditions;
●	our recent results not being indicative of our future results;
●	environmental risks in our lending activities;
●	appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	losses due to errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
●	sustainability, stewardship and governance risks that adversely affect our reputation and/or our business, operations and earnings;
●	our ability to offer our key management personnel long-term incentive compensation and our ability to retain such personnel;
●	our reliance on the performance of highly skilled personnel and our ability to attract, retain, develop and motivate our human capital in the form of well-qualified employees;
●	our ability to implement information technology and cybersecurity system enhancements and operational initiatives;
●	a failure of disruption to our operational or security systems or infrastructure, or those of our third-party service providers;
●	risks from cyber-attacks, information security breaches, and other similar incidents;
●	future expansion;

●	the availability of attractive acquisition opportunities in the future;
●	our disclosure controls and procedures not preventing or detecting all errors or acts of fraud;
●	our accounting policies and processes;
●	the value of the securities in our investment portfolio;
●	consumers opting not to use banks to complete their financial transactions; and
●	our ability to maintain our reputation.

Risks relating to the Regulatory Environment:

●	the expectations of regulatory agencies exposing the Company to risk as it grows;
●	government regulations that could limit or restrict our activities;
●	our obligation to maintain capital to meet regulatory requirements;
●	periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examination;
●	our obligation to comply with the Bank Secrecy Act and other anti-money laundering statutes and regulations;
●	our obligation to comply with numerous laws designed to protect consumers, including the CRA and fair lending laws;
●	increases in FDIC deposit insurance premiums and assessments;
●	changes to our requirement to commit capital resources to support the Bank;
●	changes in tax laws, regulations, and interpretations or challenges to our income tax provision; and
●	complex and evolving laws, regulations, rules, standards, and contractual obligations regarding data privacy and cybersecurity.

Risks relating to our Common Stock:

●	state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us;
●	shares of our common stock not being insured deposits and losing value;
●	future capital needs resulting in dilution of shareholder investment;
●	trading volume in our common stock and the sale of substantial amounts of our common stock in the public market that could depress the price of our common stock;
●	our ability to pay dividends;
●	rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders;
●	volatility of our stock price; and
●	a small number of our institutional shareholders exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces:

●	changes to the political and economic environment;
●	changes and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions;
●	a slowdown in economic growth or a resumption of recessionary economic conditions;
●	the soundness of other financial institutions;
●	the success of the local economies where we operate;
●	natural disasters, adverse weather, or manmade events;
●	physical and financial risks associated with climate change and other weather and natural disaster impacts;
●	market volatility that could adversely affect our operations or ability to access capital;
●	competition;
●	changes in the fiscal and monetary policies of the federal government and its agencies; and
●	suits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies.

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

We intend to continue to pursue a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in pursuing such growth strategies. Our ability to continue to grow successfully will depend on a variety of factors, including economic conditions in the markets in which we operate as well as in the U.S. and globally; geopolitical factors resulting in tariffs or other trade disruptions, continued availability of desirable business opportunities; our ability to successfully recruit relationship managers and other front line business officers, the competitive responses from other financial and non-financial institution competitors in our market areas; the regulatory environment in which we operate, including risk management, capital and liquidity expectations; our ability to continue to implement and improve our operational, credit, financial, management and other risk controls and processes and our reporting systems and procedures to manage a growing number of client relationships; and our ability to integrate any acquisitions and develop consistent policies throughout our various businesses. While we believe our market areas are among the highest growth areas in the country, and that we have the management, internal systems, and other resources in place to successfully manage our future growth, there can be no assurance growth opportunities will be available, or growth will be successfully managed. In addition, if we are unable to manage future expansion in our operations, we may experience regulatory, compliance or operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any of which could adversely affect our business. Particularly in light of prevailing economic and competitive conditions, there can be no assurance that we will be able to expand our market presence in our existing markets or successfully enter new markets, or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.

We face continued risks related to integration of operations between Independent and the Company.

The Company and Independent undertook the Independent Merger Agreement with the expectation that the Independent Merger would result in various synergies including, among other things, benefits relating to enhanced revenues, a strengthened and expanded market position for the combined organization in Texas, entry into the Colorado market, technology efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the Independent Merger is subject to a number of uncertainties, including whether the Company continues to integrate the institutions and its relationship managers in an effective manner, as well as general competitive factors in the marketplace. Failure to achieve or delays in achieving these anticipated benefits could result in a share price reduction as well as increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy could materially and adversely affect the Company’s financial condition, results of operations, business and prospects.

Furthermore, while the Independent Merger closed January 1, 2025, and we successfully integrated the systems and people in May 2025, the success of the Merger depends on, among other things, the ability of the Company and Independent to combine their businesses in a manner that facilitates and enhances growth and business opportunities as well as realizes cost savings. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Independent Merger may not be realized fully, or at all, or may take longer to realize than expected.

We may not realize the expected benefits from our strategic initiatives, either in whole or in part, which could negatively impact our future profitability.

Our current strategic plan contains growth, investment, risk management and efficiency initiatives in order to create a better and more profitable Company and remain competitive with other bank and non-bank financial services providers. To achieve our strategic goals, we must successfully execute these initiatives. Our current initiatives include, but are not limited to, organically growing our business in our core market and surrounding areas, continuing to grow our middle market and larger corporate banking and correspondent divisions, implementing an AI strategy to be able to adopt appropriate AI capabilities internally and from vendors to enhance our efficiency with appropriate controls in place to maintain accuracy and reduce or eliminate bias; and building upon our digital banking initiatives by continuing to implement digital banking platforms and expanding our payment capabilities, including by being able to act as a reserve and issuer for stablecoins, continuing to enhance our technology and cybersecurity infrastructure and our risk management framework. While we have met our strategic initiatives in the past, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected efficiencies and revenue enhancements that we anticipate.

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

We depend on our net interest income to drive our profitability. Net interest income is the difference between the interest income we receive from interest-earning assets (e.g., loans and investment securities) and the interest expense we pay on interest-bearing liabilities (e.g., deposits and borrowings). Our net interest income is affected by the level and pace of interest rate changes and other developments such as the shape of the yield curve and relationships between interest sensitive instruments and key driver rates, as well as balance sheet growth, customer loan and deposit preferences, competitive dynamics and the timing of changes in these variables. We are exposed to changes in general interest rate levels and other economic factors beyond our control, and an increase in our cost of funds could negatively impact our net interest income. Net interest income will decline in a particular period if:

●	in a rising or heightened interest rate environment, more interest-bearing liabilities than interest earning assets re-price or mature, or in a declining interest rate environment, more interest earning assets than interest bearing liabilities re-price or mature, or
●	for acquired loans, expected total cash flows decline as our loan balances decline.

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

In addition, our net interest income may be adversely affected by resurgent inflationary pressures and new global supply chain challenges, fiscal policies, geopolitical matters, including as a result of changes in U.S. presidential administrations or Congress, the implementation of tariffs and other protectionist trade policies, weather events or other developments. While the rate of inflation for 2025 was lower than that experienced earlier in the decade, it continued to exceed the Federal Reserve’s two percent (2%) annual target. There is a risk that inflation may become higher or persist for longer periods of time and not decrease. We increased rates in response to the Federal Reserve’s interest rate increases, and decreased rates in response to Federal Reserve’s interest rate decreases and loan demand has increased over 2025 across our footprint but there is no guarantee that this strong loan demand will continue. As interest rates rise, competition for deposits increased, leading to higher deposit costs and reduced liquidity, and as rates have fallen, deposit costs have been moderating, and liquidity has increased. Any new increase in interest rates to address inflationary pressures or otherwise could result in declines in demand for our banking products and services and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy.

Inflation could negatively impact our business and our profitability.

Continued inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could also result in missed earnings and budgetary projections.

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

In addition to serving clients better, investments in, and the effective use of, technology, including artificial intelligence, may increase efficiency and may enable financial institutions to reduce costs. We have adopted a formal AI Strategy and are making focused investments in AI tools and automation and other technology solutions to improve both our customer facing and back-office services for internal efficiencies, investments may not be sufficient or provide the anticipated benefits or desired return. We can make no assurance that investments will be sufficient to increase efficiencies, retain existing customers or attract new customers in the future.

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

Our adoption and use of artificial intelligence, including generative artificial intelligence, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content (collectively, “AI”), for internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate, in line with our AI Strategy. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant and evolving risks involved in utilizing AI, and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such AI tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers, and compliance with applicable laws and regulations. Such risk can result from models being incorrectly or inadequately designed or trained, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Further, generative AI has been known to, and may continue to, create biased, incomplete, inaccurate, misleading or poor-quality output or produce other discriminatory or unexpected results, errors, or inadequacies, any of which may not be easily detectable. AI solutions may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. We have implemented an AI governance function and risk management framework that includes a risk assessment of internal and vendor AI solutions, due diligence, model validation, and controls. However, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information, and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines, and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Further, our competitors or other third parties may incorporate AI into their business or operations more quickly or more successfully than us, which could impair our ability to compete effectively.

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

A significant portion of our loan portfolios are secured by real estate. As of December 31, 2025, approximately 78.5% of such loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. There can be no assurance that our local markets will not experience another economic decline. A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse. Any weakening of the real estate market may increase the likelihood of default of these loans, which could negatively impact our loan portfolio’s performance and asset quality. Such a determination may lead to an additional increase in our allowance for credit losses, which could also adversely affect our business, financial condition, and results of operations.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial industrial, construction and land development and commercial real estate loans at December 31, 2025 and 2024 were $37.2 billion and $24.1 billion, respectively, or 77% and 71%, respectively, of total loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Any formal or informal action by our supervisors may require us to take increased reserves on these loans and could affect our share price.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. Concentrations in commercial real estate are monitored by regulatory agencies and subject to especially heightened scrutiny both on a public and confidential basis. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk-based capital (as of December 31, 2025, our bank ratio was 35.2%); and
2)	total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2025, our bank ratio was 271.8%).

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

The measure of our ACL is dependent on the interpretation of applicable accounting standards, as well as external events, the path of interest rates and inflation, market conditions, including recession risk and the possible impact on the unemployment rate and the performance of our loan portfolio, and other factors including the conflict in Ukraine, the conflicts in the middle east and tensions in the Americas and other geopolitical tensions, performance of the commercial real estate markets, and natural disasters such as hurricanes and flooding or pandemics such as COVID-19. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held to maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount and certain management judgments over the life of the loan.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. The Company also may be compelled to raise capital if regulatory or supervisory requirements change and as a result of the acquisition of Independent may face further government scrutiny due to the increased size of the Company’s business. Our ability to raise capital, if needed, in the future to meet capital requirements or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

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

The objectives of our risk management program and processes are to mitigate risk and loss to our organization. We have established an enterprise risk framework and program that are intended to identify, measure, monitor, report and analyze the types of risks to which we are subject across the organization and business lines, including liquidity risk, credit risk, strategic risk, market risk, interest rate risk, operational risk (including payments risk, AML/CFT risk, and model risk), cybersecurity risk, corporate governance and legal risk, compliance risk, and strategic risk (including environmental and social risks), among others. We also assess new and emerging risks on our existing programs. However, this framework will evolve as we grow and become more complex. In addition, as with any risk management process, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. The ongoing developments in the financial services industry continue to highlight both the importance and some of the limitations of managing unanticipated risks. Any potential new regulations or modifications to existing regulations would also likely necessitate changes to our existing regulatory compliance and risk management infrastructure. If our risk management processes prove ineffective, we could suffer unexpected losses and could be materially adversely affected.

Changing mortgage rates and adverse changes in mortgage market conditions could adversely impact our mortgage line of business.

Our mortgage line of business contributes significantly to our results of operations. The residential real estate mortgage lending business is sensitive to changes in interest rates, especially long-term interest rates. As interest rates increased, the demand for mortgages has decreased materially, and our mortgage volume has substantially decreased as well. While we have adjusted our business model in response to these changes in demand, to, among other things, retain a larger portion of our originations on our balance sheet, the portion of our mortgage loans that are originated for our portfolio subjects the Company to increased interest rate risk. Additionally, the fair value of our mortgage servicing rights is sensitive to changes in interest rates and interest rate volatility. Any change in the fair value of our mortgage servicing rights may negatively impact earnings. As a result of these and other factors, our price and profitability targets for this business may not be met, reducing our results of operations in the line of business and our net income. Further, risk in the mortgage business is heightened due to external factors, such as compliance with regulations, historically low housing inventories restraining home sales, competitive alternatives, changing tax rates and strategies, economic conditions, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

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

We are exposed to many types of operational risk, including the risk of fraud by third parties, customers and employees, clerical recordkeeping errors and transactional errors. Like the financial services industry overall, we have seen an increase in fraudulent attempts on accounts, online transactions, and debit cards during 2025, and these attempts may continue to accelerate with the increased use of artificial intelligence to produce sophisticated malware, phishing schemes, and other fraudulent activities. While (i) our procedures are designed to follow customary, industry-specific security precautions, (ii) we use software to monitor check and online and digital transaction, (iii) we provide employees with ongoing training, table-top exercises and regular communications and guidance to combat fraud, and (iv) we have adopted additional cybersecurity tools and solutions designed to identify fraudulent attempts, our efforts might not be successful in mitigating or reducing fraudulent attempts resulting in financial losses, increased litigation risk and reputational harm.

Our business also is dependent on our employees as well as third-party service providers to process a large number of increasingly larger and more complex transactions. These risks will increase as we implement a real-time payments platform. We could be materially and adversely affected if employees, clients, counterparties or other third parties caused an operational breakdown or failure, either as a result of human error, fraudulent manipulation or purposeful damage to any of our operations or systems.

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

In addition, advances in technology, such as automation and AI, may lead to workforce evolution. This could require the Company to invest in additional employee training, manage impacts on morale and retention, and compete for candidates who possess more advanced technological skills, all of which could have a negative impact on the Company’s businesses and operations.

If we are unable to offer our key management personnel long-term incentive compensation, including restricted stock units and performance share units, as part of their total compensation package, we may have difficulty retaining such personnel, which would adversely affect our operations and financial performance.

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

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. We depend on our ability to process, record and monitor a large number of client transactions on a continuous basis. Further, third parties provide key components of our business infrastructure, such as our core processing, underwriting and servicing software, data collection and analysis, loan and deposit documents, compliance and risk software, product and service offerings, and internet connections and network access. As client, public and regulatory expectations regarding operational, information, and cybersecurity have increased, we and our third-party service providers must continue to safeguard and monitor our operational and security systems and infrastructure for potential failures, threats, disruptions and breakdowns. Our business, financial, accounting, data processing, or other operating systems and facilities, or those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. Although we have information and cybersecurity policies and procedures, business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread failure of or disruption to our operational and security systems and infrastructure that support our businesses and clients. Any disruption or failure in our operational or security systems or infrastructure or the services provided by third parties, or any failure by us or these third parties to handle current or higher volumes of use, could adversely affect our ability to deliver products and services to our clients, process transactions and otherwise to conduct business.

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

Cyber-attacks, information security breaches, and other similar incidents, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Hacking or other unauthorized disclosure of personal information and identity theft risks, in particular, could cause serious reputational harm. A successful penetration or circumvention of system security could cause us serious negative consequences, including our loss of customers and business opportunities, significant business disruption to our operations and business, misappropriation or destruction of our confidential, proprietary, personal or other information and/or that of our customers or other third parties, or damage to our or our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable data privacy and cybersecurity laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs and additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition. We may not be insured against all types of losses as a result of cyber-attacks, information security breaches, and other similar incidents, and our insurer may deny coverage as to any future claim or insurance coverage may not be available on reasonable terms, or at all, or may be inadequate to cover all losses resulting from such incidents.

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

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint. While we are focused on organic growth strategies in order to capitalize on the growth of our core markets and possible disruption of competitor financial institutions that are undergoing mergers and acquisitions, we e may acquire other financial institutions or parts of financial institutions in the future and engage in lift outs of our banking teams or de novo branching. We may also consider and enter into or acquire new lines of business or offer new products or services, which may also use new sales channels, such as online and mobile banking. As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management, and are in markets in which we operate or close to those markets so we can achieve economies of scale.

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

Moreover, the standards by which bank and financial institution acquisitions will be evaluated may continue to change as there are changes in presidential administrations and Congress. While the current administration’s policies favors mergers and acquisitions, the Company’s ability to complete future acquisitions thus may depend on factors outside its control, including changes in the presidential administration or in one or both houses of Congress.

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

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets, contiguous markets, and beyond. The number of financial institutions headquartered in our market areas in the Southeastern United States and across the country continues to decline through merger and other activity. We expect that other banking and financial services companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses. This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. In addition, acquisitions are subject to various regulatory approvals, and if we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests. Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory and fair lending compliance, including with respect to BSA compliance obligations, consumer protection laws, CRA obligations, and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders' equity per share of our common stock.

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

As of December 31, 2025, we owned $8.7 billion of investment securities, which included $2.0 billion in held to maturity securities, $6.3 billion in available for sale securities and $353.4 million in other investments.  The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio.  For available for sale securities, the unrealized gains and losses are recorded in equity, net of tax, in accumulated other comprehensive income (“AOCI”).  The Company has elected to exclude AOCI from its regulatory capital calculations, however, after the failure of a few financial institutions in the first quarter of 2023, many investors are taking into consideration losses in available for sale securities included in AOCI along with losses in held to maturity securities, both of which are not included in our statement of income, in looking at the valuations of financial institutions.

We analyze each available for sale security quarterly on an individual basis to determine if there has been a decline in fair value below the amortized cost basis of the security to determine whether there is a credit loss associated with the decline in fair value.  We consider the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors.  We use a systematic methodology to determine the ACL for investment securities held to maturity.  The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio.  We consider the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the held to maturity portfolio.  Our estimate of the ACL involves a high degree of judgment; therefore, our process for determining expected credit losses my result in a range of expected credit losses.  We monitor the held to maturity portfolio on a quarterly basis to determine whether a valuation account needs to be recorded.  Because of changing economic and market conditions affecting issuers, we may be required to recognize expected credit losses on securities in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Following completion of the Independent Merger, the Company reached $66 billion in assets, requiring the Company to bolster its risk management and governance framework to support a larger company consistent with the OCC’s heightened standards for larger institutions. These standards include established minimum standards for the design and implementation of the risk management framework and increased oversight and credible challenge by the Board of Directors over the Company’s risk profile and risk management practices. While we have been working to meet these heightened standards over the past three years, on December 23, 2025, the OCC approved a Notice of Proposed Rulemaking which would increase the threshold for applying the guidelines from $50 billion to $700 billion. In the event the standard remains in effect for institutions with $50 billion in assets, our existing enterprise risk framework and program may not be easily scalable to meet such heightened standards, thereby requiring lengthy or costly modifications to meet such standards. Further, the Company’s existing workforce may not be sufficient or have the requisite skillset to design, operate and manage the bolstered framework, thereby requiring the Company to expend financial resources to hire and/or train the necessary staff. The Company’s failure to meet such heightened standards, to the extent applicable, may expose it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC, CFPB, and the FDIC. These laws, regulations, and rules are imposed primarily to protect depositors, the FDIC Deposit Insurance Fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority, or FINRA, whose regulations are designed to protect investors. Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry have been changing and could continue to change at any time. The extent and timing of any regulatory reform, as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The Trump Administration’s agenda also includes a heightened focus on immigration reform and the use of sanctions and export controls to support U.S. economic interests. We cannot predict future changes in the applicable laws, regulations and regulatory agency policies, including any changes resulting from changes in the U.S. presidential administration or U.S. Congress, such as with respect to proposed regulations on capital and long-term debt, or the interpretation or implementation of merger policies. Nevertheless, such changes may have a material impact on our business, financial condition and results of operations.

Some of the regulations finalized in the prior administration that are applicable to financial institutions have been modified, rescinded, or withdrawn or are subject to reevaluation, creating further uncertainty. Moreover, political and policy goals of elected and appointed officials may change over time, which could impact the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. It is possible the expected changes in law, regulation and policy do not occur or are reversed subsequently, or the regulatory measures that are ultimately enacted deliver significant competitive advantages to financial services that are structured differently or serve different markets than us.

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

We face the risk of becoming subject to new or more stringent requirements in connection with the introduction of new regulations or modifications of existing regulations, which could require us to hold more capital or liquidity or have other adverse effects on our businesses or profitability. For example, the banking regulators proposed changes to the capital rules intended to bring the U.S. capital rules into conformance with the Basel Framework, which would require banking organizations with assets of $100 billion or more to face significantly increased capital requirements. While the proposed rule may change to apply to organizations larger than $100 billion in assets, it may adversely impact the Company due to general regulatory and investor expectations for the Company and the Bank to hold additional capital or as a result of larger banking organizations making changes in response to the increased capital requirements, which could have a material impact on the Company’s financial results and business mix. Please see Item I – Part 1 – “Supervision and Regulation – Capital Requirements” for further information regarding the capital rule proposal.

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

Actions (if necessary) to increase capital may adversely affect us. Our ability to raise additional capital, when and if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise additional capital if needed or on terms acceptable to us. If we fail to meet these capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds, and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2025, we had approximately $4.0 billion of in-market CDARs and Insured Cash Sweep (“ICS”) reciprocal deposits, $1.9 billion of ICS brokered demand deposits, $1.7 billion in wholesale brokered time deposits, $83.6 million of other brokered demand deposits, and approximately $45.9 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

We are subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

The banking agencies regularly conduct examinations of our business, including our compliance with applicable laws and regulations. If, as a result of an examination, a banking agency were to determine that the financial condition, capital resources, asset quality, asset concentration, earning prospects, management, liquidity, sensitivity to market risk, consumer compliance, or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, the agency could take a number or different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil money penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

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

The BSA and its implementing regulations require financial institutions to, among other duties, implement and maintain an effective AML/CFT compliance program and file suspicious activity and currency transaction reports when appropriate. The Bank is also subject to scrutiny from OFAC with respect to its compliance with the U.S. economic sanctions laws and regulations, which include, among other things, the prohibition against dealing with, and the need to block or freeze assets of, persons that are the subject of U.S. economic sanctions. Please see Item I – Part 1 – “Supervision and Regulation - Anti-Money Laundering Rules” and Item 1 – Part 1 – “Supervision and Regulation - OFAC Regulation” for further information regarding the Bank’s obligations under the BSA and its implementing regulations and U.S. economic sanctions laws and regulations, respectively.

If the Bank’s policies, procedures, and systems are deemed deficient, or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, the Bank could be subject to liability, including fines and regulatory actions, which may include restrictions on its ability to pay dividends and the necessity and ability to obtain regulatory approvals to proceed with certain aspects of its business plan, including acquisition plans. Failure to maintain and implement an effective AML/CFT and/or santions compliance program could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on the Bank’s business, financial condition, results of operations, and future prospects.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. The FDIC uses a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. For example, we incurred a special assessment of approximately $33.5 million, which includes the special assessment applicable to the deposits assumed from Independent on January, 1, 2025 and subject to the special assessment for the period subsequent to the acquisition date, by the FDIC to help recoup losses to the Deposit Insurance Fund resulting from bank failures in 2023. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

Our articles of incorporation provide that a merger, exchange or consolidation of the Company with, or the sale, exchange or lease of all or substantially all of our assets to, any person or entity (referred to herein as a “Fundamental Change”), must be approved by the holders of at least 80% of our outstanding voting stock if the Board of Directors does not recommend a vote in favor of the Fundamental Change. The approval by the holders of at least 80% of our outstanding voting stock is required to amend or repeal these provisions contained in our articles of incorporation. Consequently, a takeover attempt that is not supported by our Board may prove difficult, and shareholders may not realize the highest possible price for their securities. If this 80% vote requirement does not apply because the Board of Directors recommends the transaction, then pursuant to the provisions of the Florida Business Corporation Act, the Fundamental Change generally must be approved by a majority of the votes entitled to be cast with respect thereto.

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

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. As of December 31, 2025, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $171.7 million, net of fair value adjustments. Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

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

At December 31, 2025, a small number of institutional shareholders own a significant portion of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13F forms filed for the year end December 31, 2025, our shareholders include two funds that collectively own approximately 20% of the outstanding shares of our common stock. The top ten institutional owners collectively own approximately 42% of our outstanding shares of common stock, as reported by S&P Global. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risks relating to Economic Conditions and other Outside Forces

Changes to the U.S. political and economic environment could adversely affect our business operations and financial condition.

The political and economic environment in the United States and elsewhere has resulted in and will continue to result in some uncertainty. Changing regulatory policies because of the changing political environment, could impact our regulatory and compliance costs and expected revenues, all of which could materially and adversely affect our business, financial condition and operating results. Additionally, financial markets may be adversely affected by fiscal or monetary policies established by central banks and financial regulators, uncertainty concerning government shutdowns, debt ceilings or funding for the government, actual or perceived instability in the U.S. banking system, stricter immigration policies, civil unrest, and the current or anticipated impact of geopolitical instability or conflict, including in the Middle East, Ukraine, Taiwan, and Latin America, as well as terrorism and other geopolitical events.

Further, the change in the U.S. presidential administration and congressional seat turnover following the 2024 election cycle may result in continued increased regulatory uncertainty. Changes in federal policy by the executive branch and regulatory agencies may occur over time through the new presidential administration’s and/or Congress’s policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry; however, the nature, timing and economic and political effects of such potential changes remain highly uncertain. At this time, it is unclear what laws, regulations and policies may change and whether future changes or uncertainty surrounding future changes will adversely affect our operating environment and therefore our business, financial condition and results of operations.

Changes and instability in global economic conditions and geopolitical matters could have a material adverse effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations have been in the past and may, in the future, be materially affected by global economic conditions and geopolitical matters, including, both directly and indirectly, through the impact on client activity levels. The macroeconomic environment in the United States is susceptible to global events and volatility in the financial markets. Global economic and political developments, such as the conflicts in Ukraine and the Middle East, tensions in the Americas and between America and Europe, and increased global trade and other multinational tensions, including possible tariffs or other trade disruptions; and other global events, have adverse consequences that impact the macroeconomic environment, and these impacts may persist for some time, including disruptions of global supply chains, cross-border migration trends, labor gluts or shortages, increased energy prices, inflationary pressures and higher interest rates. Changes in the global economic and geopolitical environment have resulted in significant adverse effects for many different types of businesses nationwide and in the regions in which we operate, which could adversely impact economic and market conditions for the Company and its clients and counterparties.

The impacts of the Federal Reserve’s interest rate increases have dampened loan demand, and global events and geopolitical tensions could cause economic disruption which may result in further declines in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, goodwill and our growth strategy. Developments related to the U.S. federal debt ceiling, including the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, could have adverse effects on the broader economy, disrupt access to capital markets, and contribute to, or worsen, an economic recession. In addition, our net interest margin has increased in 2025 due in part to the impact on our margin from the Independent Merger and in part from decreasing interest rates, which has allowed us to decrease deposit costs while maintaining our loan yields. In addition, increases in our loan pricing impacts our borrowers’ ability to repay existing loans or refinance loans as they become due, which could influence the recognition of credit losses on loans and securities and increase the allowance for credit losses, result in additional lost revenue, cause additional increases in expenses, result in goodwill impairment charges, result in the impairment of other financial and nonfinancial assets, and increase the Company’s cost of capital. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economy is subject to worldwide events, such as the COVID-19 pandemic and geopolitical tensions in the Middle East, the Americas, South America, and Europe, as well as domestic events, any or all of which could impact inflationary pressures and interest rates to dampen demand, and these and other political and market developments are affecting and could continue to affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our current market areas are in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. These regions are susceptible to hurricanes, tropical storms, severe thunderstorms and hail, and related flooding and wind damage as well as blizzards, snowstorms, tornados and other types of strong storms. While no storms impacted our market area or disrupted business in 2025, these types of weather events may increase in frequency or intensity because of changes in weather patterns and other factors including climate change. In addition, many of our customers have incurred, or may in the future incur, significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

There continues to be concern over the current and anticipated effects of climate change. These concerns over the anticipated and unanticipated impacts of climate change (including physical risk and transition risk) have led to, and will continue to lead to, governmental efforts to mitigate those impacts. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. Although the U.S. is taking steps to withdraw from the Paris Agreement pursuant to President Trump’s Executive Order issued on January 20, 2025, such withdrawal to take effect on January 27, 2026, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, each of which may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. In addition, the methodologies and data used to manage and monitor climate risk continue to evolve. Climate-related data, particularly greenhouse gas emissions for clients and counterparties, remains limited in availability and varies in quality. As a result, it is difficult to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change on the Bank may present certain unique risks.

The physical risks of climate change include longer-term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Weather events such as flooding, hurricanes and wildfires may increase from longer term climate change. Physical risks may alter the Company’s strategic direction to mitigate certain financial risks. A significant portion of our operations is located in coastal areas in the Southeastern United States, regions that are susceptible to hurricanes, or in areas of the Southern U.S. that are susceptible to tornadoes and other severe weather events including severe droughts, floods, and sea level rise. Any of these, or any other severe weather event, could cause disruption to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. We have taken certain preemptive measures that we believe will mitigate these adverse effects; however, such measures cannot prevent or mitigate the disruption that a catastrophic earthquake, fire, hurricane, tornado or other severe weather event could cause to the markets that we serve and any resulting adverse impact on our customers, such as hindering our borrowers’ ability to timely repay their loans, diminishing the value of any collateral held by us, interrupting supply chains, causing significant property damage, causing us to incur additional expense or resulting in a loss of revenue, and affecting the stability of our deposit base. The severity and impact of future earthquakes, fires, hurricanes, tornadoes, droughts, sea level rise, floods, hail and snowstorms, and other weather-related events are difficult to predict and may be exacerbated by global climate change. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.

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

In addition, fintechs and other technology-driven platforms are expanding their presence, offering a wide variety of products and services that challenge traditional banking models. The growing experimentation with and adoption of technologies such as artificial intelligence, quantum computing, blockchain, stablecoins, and other digital currencies—including the potential issuance, acceptance, and integration of central bank digital currencies—have the potential to fundamentally reshape the financial services landscape. Developments in the regulatory landscape relating to emerging technologies, such as the enactment and implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) and potential enactment of the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”) or similar market structure legislation, may affect our clients’ needs and expectations for products and services. Failure to keep pace with technological advancements may adversely affect our competitive position, diminish customer satisfaction, and reduce the accessibility and relevance of our products and services.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management system. We have a cross-departmental approach to identifying, assessing, and managing cybersecurity risk, including input from employees and our Board of Directors (the “Board”). The Board and its Risk Committee and Audit Committee (respectively, the “Risk Committee” and the “Audit Committee”), as well as senior management in, among other areas, the information security, information technology, operations, and risk management (including enterprise and operational risk) areas, devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and to identify and respond to cybersecurity threats and incidents in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, identification, and remediation. Our information technology and information security areas review enterprise risk management-level cybersecurity risks continually, and key cybersecurity risks are incorporated into the Company’s Enterprise Risk Management Framework that supports its Risk Appetite Statement. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management. On an annual basis, the Board approves the Company’s Information Security Policy and Program which provides a layered approach to cybersecurity, and includes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of customer information in accordance with applicable law.

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

We have continued to expand investments in information security and cybersecurity, including providing additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging third-party cybersecurity experts. For example, in response to the Bank’s engagement with a third-party cybersecurity consultant to conduct a review of the Company’s information security and cybersecurity program in relation to overall threat trends and specific factors affecting the Bank’s cyber risk profile, the Bank established a three-year program to enhance and mature its cybersecurity program. The Bank is in the third year of its program to enhance and mature its cybersecurity defenses. The Company also maintains cybersecurity insurance provided by carriers that can provide additional technical, legal, and consultation services in the event of a security event that requires additional staff or expertise, including attorneys, forensic accountants, and public relations professionals, among others.

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

Item 2. Properties.

Our corporate headquarters are located in a branch located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880. As of December 31, 2025, our bank owns 108 properties and leases 299 properties, most of which are used as branch locations, mortgage loan production offices, wealth management offices or operations centers in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, Virginia, and Tennessee. We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Georgia, Alabama, Tennessee, and California. In addition, we lease some space in South Carolina, Texas, Colorado, North Carolina, and California related to the correspondent banking and capital markets division and occupy a space in Tennessee related to SouthState Securities. Although the properties owned and leased are generally considered adequate, we have a continuing program of modernization, expansion, and when necessary, occasional replacement of facilities. For additional information relating to the Company’s premises, equipment and lease commitments, see accompanying Note 6—Premises and Equipment and Note 19—Leases to our audited consolidated financial statements.

On January 1, 2025, the Company acquired all of the outstanding common stock of Independent, a Texas corporation, in a stock transaction. Upon the closing of the merger, the Company acquired Independent’s 92 branch locations, which are located in Texas and Colorado.

In addition, on January 8, 2025, the Bank entered into an agreement for the purchase and sale of real property with entities affiliated with Blue Owl Real Estate Capital LLC, providing for the sale to entities affiliated with Blue Owl of certain bank branch properties owned and operated by the Bank. The branch properties are located in Florida, South Carolina, Georgia, North Carolina, Alabama, and Virginia. Under the sale agreement, the Bank, concurrently with the closing of the sale of the branches, entered into triple net lease agreements with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the branches. The Company completed the sale-leaseback transaction on February 28, 2025.

For additional information relating to the Company’s acquisition of Independent and the sale-leaseback agreement with entities affiliated with Blue Owl, see accompanying with Note 2—Mergers and Acquisitions and Note 19—Leases to our audited consolidated financial statements.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 19, 2026, we had issued and outstanding 98,068,647 shares of common stock which were held by approximately 6,400 registered shareholders. Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “SSB.”

The table below describes historical information regarding our common stock for the last five fiscal years:

	2025	2024	2023	2022	2021
Stock Performance
Dividends per share	$2.28	$2.12	$2.04	$1.98	$1.92
Dividend payout ratio	28.82%	30.22%	31.34%	29.54%	28.43%
Dividend yield (based on the average of the high and low for the year)	2.43%	2.29%	2.77%	2.39%	2.46%
Price/earnings ratio (based on year‑end stock price and diluted earnings per share)	11.96x	14.27x	13.07x	11.57x	11.94x
Price/book ratio (end of year)	1.03x	1.29x	1.16x	1.14x	1.16x
Common Stock Statistics
Stock price ranges:
High	$109.64	$114.27	$87.77	$93.34	$93.26
Low	77.74	70.68	59.51	72.26	62.60
Close	94.11	99.48	84.45	76.36	80.11
Volume traded on exchanges	219,247,000	125,585,600	142,642,700	90,603,400	88,780,100
As a percentage of average shares outstanding	216.98%	164.57%	187.50%	121.44%	126.11%
Earnings per share, basic	$7.90	$7.01	$6.50	$6.65	$6.76
Earnings per share, diluted	7.87	6.97	6.46	6.60	6.71
Book value per share	91.38	77.18	72.78	67.04	69.27

Quarterly Common Stock Price Ranges and Dividends

The table below describes the high and low trading price and dividends paid on our common stock for each quarterly period within the two most recent fiscal years.

	Year Ended December 31,
	2025			2024
Quarter	High	Low	Dividend	High	Low	Dividend
1st	$109.64	$89.08	$0.54	$87.18	$77.64	$0.52
2nd	94.79	77.74	0.54	84.52	70.68	0.52
3rd	105.00	90.41	0.60	102.82	74.69	0.54
4th	102.18	84.48	0.60	114.27	92.97	0.54

Dividends

We intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board of Directors, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision by our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board of Directors determines relevant.

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

We pay cash dividends to our shareholders from our assets, which are provided primarily by dividends paid to SouthState by our Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to SouthState in the form of cash dividends, loans or advances, as described under Part I - Item 1 – “Supervision and Regulation – Dividend Restrictions.” Federal bank regulators have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current earnings. The approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus. During 2025, the Bank paid dividends to SouthState totaling $485.0 million. We used these funds primarily to pay dividends to shareholders of approximately $230.2 million and buyback shares of common stock on the open market of $224.1 million during 2025.

Stock Performance Graph

The following stock performance graph compares SouthState’s cumulative total shareholder return on our common stock over the most recent five-year period with the NYSE Composite and the KBW NASDAQ Regional Bank Index, an index that comprises performance of U.S. companies that do business as regional banks or thrifts. The stock performance graph assumes $100 was invested in our common stock and the above indexes on December 31, 2020. The cumulative total return on each investment assumed the reinvestment of dividends.

Total Return Performance
200
150
100
50
Index Value
SouthState Bank Corporation
NYSE Composite Index
KBW NASDAQ Regional Banking Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
SouthState Bank Corporation	$100.00	$113.51	$110.80	$126.07	$152.12	$147.48
NYSE Composite Index	$100.00	$120.68	$109.39	$124.46	$144.12	$169.62
KBW NASDAQ Regional Bank Index	$100.00	$136.64	$127.17	$126.67	$143.39	$152.71

Repurchases of Equity Securities

On February 11, 2025, the Company's 2025 stock repurchase program (the “2025 Repurchase Program”) became effective. The 2025 Repurchase Program authorized the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. During 2025, the Company repurchased 2,440,000 shares at a weighted average price of $91.85 per share pursuant to the 2025 Stock Repurchase Program. As of December 31, 2025, there was a total of 560,000 shares remaining authorized to be repurchased.

The Board approved a new share repurchase program in January 2026 allowing management to repurchase up to 5,560,000 or approximately 5% of outstanding shares over the next two years (“2026 Repurchase Plan”). As part of that approval, the 2025 Repurchase Program was cancelled and the remaining 560,000 shares under that plan was added to the 2026 Repurchase Plan.

Shares of common stock under the 2026 Stock Repurchase Plan may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual means and timing of any repurchases, target number of shares and prices or range of prices under the 2026 Stock Repurchase Plan may be determined by us in our discretion and depend on a number of factors, including the market price of our common stock, share issuances under our equity plans, general market and economic conditions, and applicable legal and regulatory requirements.

The following table reflects our share repurchase activity during the fourth quarter of 2025:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
October 1 ‑ October 31	757,834	*	$89.65	757,519	1,802,481
November 1 ‑ November 30	742,896	*	88.67	742,481	1,060,000
December 1 ‑ December 31	501,604	*	94.99	500,000	560,000
Total	2,002,334			2,000,000	560,000
*

During the three months ended December 31, 2025, monthly totals include 315 shares, 415 shares and 1,604 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Stock Repurchase Program.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements included in this Report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, and the economy. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions, include, among others, those risks listed under “Summary of Risk Factors” starting on page 22 of this Report.

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

Introduction

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes SouthState Bank Corporation and its subsidiary’s results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024, and also analyzes our financial condition as of December 31, 2025 as compared to December 31, 2024. Like most banking institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on most of which we pay interest. Consequently, one of the key measures of our success is the amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities or the net interest margin.

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

Overview

SouthState Bank Corporation is a financial holding company headquartered in Winter Haven, Florida. During the third quarter of 2025, the Company was redomiciled to the state of Florida by merging SouthState Corporation, a South Carolina corporation, with and into SouthState Bank Corporation, a Florida corporation that was wholly-owned by SouthState Corporation prior to such merger, and adopting its name. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Securities, a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState PCM, Inc., a wholly-owned registered investment advisor. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank operates SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At December 31, 2025, we had $67.2 billion in assets and 6,317 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

We also operate a correspondent banking and capital markets division within our national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Atlanta, Georgia, Birmingham, Alabama, Memphis, Tennessee, and Walnut Creek, California. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e., federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services.

We earned net income of $798.7 million, or $7.87 diluted earnings per share (“EPS”), during 2025 compared to net income of $534.8 million, or $6.97 diluted EPS, in 2024. Net income available to the common shareholders was up $263.9 million, or 49.3%, in 2025 compared to 2024. For further discussion of the Company’s results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024, see Results of Operations section of this MD&A starting on page 65.

At December 31, 2025, we had total assets of approximately $67.2 billion compared to approximately $46.4 billion at December 31, 2024. See the Financial Condition section of this MD&A starting on page 73 for a more detailed description of the change in our balance sheet.

Our overall asset quality results remained strong during the year. Net charge-offs as a percentage of average loans increased to 0.23% for the year ended December 31, 2025 compared to 0.06% for the year ended December 31, 2024. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent of $56.7 million, to total average loans, during the year ended December 31, 2025 were 0.11%. The increase in charge-offs excluding acquisition date charge-offs on PCD loans acquired from Independent in 2025 was mainly due to one commercial and industrial charge-off recorded in the third quarter of 2025 of $21.5 million. If this individual charge-off was also excluded, net charge-offs as a percentage of average loans would have been 0.07% for the year 2025, a 0.01% increase compared to the year ended December 31, 2024. The total nonperforming assets (“NPAs”) increased by $97.9 million to $311.3 million at December 31, 2025 from $213.4 million at December 31, 2024. Non-acquired NPAs increased $23.8 million to $170.2 million at December 31, 2025 from $146.5 million at December 31, 2024, which was related to an increase in non-acquired nonperforming loans of $19.7 million. Non-acquired OREO and other NPAs increased by $4.1 million to $5.3 million as of December 31, 2025 compared to $1.2 million as of December 31, 2024. Acquired NPAs increased $74.1 to $141.0 million at December 31, 2025 from $66.9 million at December 31, 2024. Acquired nonperforming loans increased $71.8 million and acquired OREO and other nonperforming assets increased $2.3 million. Total NPAs as a percentage of total assets remained flat at 0.46% at December 31, 2025 and December 31, 2024. We continue to experience solid and stable asset quality numbers and ratios in 2025.

Our efficiency ratio was 53.1% for the year ended December 31, 2025 compared to 56.9% for the same period in 2024. The improvement of our efficiency ratio was due to the result of a 56.1% increase in the total of tax-equivalent net interest income and noninterest income being greater than a 45.7% increase in noninterest expense, excluding amortization of intangibles. The overall increase in both tax-equivalent net interest income and noninterest income and noninterest expense was due to the acquisition of Independent in 2025. The higher increase in tax-equivalent net interest income and noninterest income was due to the $1.1 billion increase in interest income related to loans held for investment, which was mainly attributable to loans acquired in the acquisition of Independent in 2025.

We continue to remain well-capitalized with a total risk-based capital ratio of 13.8% and a Tier 1 leverage ratio of 9.3%, as of December 31, 2025, compared to 15.0% and 10.0%, respectively, at December 31, 2024. The decline in the capital ratios was mainly due to the effects on capital and assets from the acquisition of Independent. Total risk-based capital increased with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition, the net income recognized during 2025, along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Total risk-weighted assets increased $15.8 billion, or 43.7%, in 2025. The decline in the Tier 1 leverage ratio was due to the increase in average assets resulting from the acquisition of Independent. Regulatory average assets used to calculate the Tier 1 leverage ratio increased $18.3 billion, or 40.4%, in 2025. We believe our current capital ratios position us well to grow both organically and through certain strategic opportunities. For further discussion of the Company’s financial condition as of December 31, 2025 compared to December 31, 2024, see Financial Condition section of this MD&A starting on page 73.

Recent Events

Capital Management

On January 11, 2026, the Board of Directors of the Company approved the 2026 Repurchase Plan authorizing the Company to repurchase up to 5,560,000 shares of the Company’s common stock. This 2026 Repurchase Plan authorization replaces the Company’s pre-existing authorization approved in January 2025, under which 560,000 shares remained available for repurchase, and which was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. See accompanying with Note 31—Subsequent Events to our audited consolidated financial statements.

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

Business Combinations

We account for acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, and liabilities assumed, are recorded at fair value. This includes intangible assets identified as a result of the acquisition. ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no provision for credit losses affecting net income on acquired PCD assets. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit loss expense (or recovery of credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted into interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $208 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $122 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and exacerbated geopolitical and trade tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at December 31, 2025.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. As of December 31, 2025 and 2024, the balance of goodwill was $3.1 billion and $1.9 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Under the ASU Topic 350, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on the difference. The impairment charge will be limited to the amount of goodwill allocated to the reporting unit. An entity is able to perform an optional qualitative goodwill impairment assessment before proceeding to the quantitative step of determining whether the reporting unit’s carrying amount exceeds its fair value.

We evaluated the carrying value of goodwill as of October 31, 2025, our annual test date, and determined that more likely than not that no impairment charge was necessary as the fair value of the entity exceeded the carrying value. We will continue to monitor the impact of current economic conditions and other events on the Company’s business, operating results, cash flows and financial condition. If the current economic conditions and other events were to deteriorate and our stock price falls below current levels, we will have to reevaluate the impact on our financial condition and potential impairment of goodwill.

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

Recent Accounting Standards and Pronouncements

For information relating to recent accounting standards and pronouncements, see Note 1—Summary of Significant Accounting Policies to our audited consolidated financial statements entitled “Summary of Significant Accounting Policies.”

Results of Operations

Consolidated net income available to common shareholders increased by $263.9 million, or 49.3%, to $798.7 million for the year ended December 31, 2025, compared to $534.8 million for the year ended December 31, 2024. Below are key highlights of our results of operations during 2025:

●	A $1.2 billion increase in interest income, resulting from a $1.1 billion increase in interest income from loans and loans held for sale, a $108.3 million increase in interest income from investment securities, and a $54.1 million increase in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits (See Net Interest Income section on page 66 for further discussion);
●	A $350.3 million increase in interest expense primarily resulted from a $323.2 million increase in interest expense from deposits and a $36.4 million increase in interest expense from subordinated debentures. These increases were partially offset by a $9.3 million decrease in interest expense from other borrowings (See Net Interest Income section on page 66 for further discussion);
●	A $103.8 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $119.8 million in 2025 compared to $16.0 million in 2024. During 2025, we reported a higher provision for credit losses as the Company recorded the initial provision for credit losses of $80.0 million and $12.1 million on the Independent non-PCD loans portfolio and unfunded commitments, respectively;
●	A $75.5 million increase in noninterest income, which resulted primarily due to an increase in correspondent banking and capital market income of $39.4 million, an increase in trust and investment services income of $12.7 million and an increase in fees on deposit accounts of $22.2 million (See Noninterest Income section on page 69 for further discussion);
●	A $519.6 million increase in noninterest expense, resulted primarily from a $191.0 million increase in salaries and employee benefits expense, a $97.6 million increase in merger, branch consolidation, severance-related and other expense, a $72.3 million increase in amortization expense of intangible assets, and a $70.3 million increase in occupancy expense (See Noninterest Expense section on page 71 for further discussion);

●	Higher income tax provision of $76.1 million primarily due to the change in pre-tax book income between the two years. The Company recorded pre-tax book income of $1.0 billion in 2025 compared to pre-tax book income of $700.2 million in 2024. The Company’s effective tax rate was 23.22% for the year ended December 31, 2025 compared to 23.63% for the year ended December 31, 2024;
●	Basic earnings per common share increased 12.7% to $7.90 in 2025, from $7.01 in 2024;
●	Diluted earnings per common share increased 12.9% to $7.87 in 2025, from $6.97 in 2024;
●	Return on average assets was 1.22% in 2025, an increase compared to 1.17% in 2024. The increase in 2025 compared to 2024 resulted from net income growing at a faster rate than average total assets, with net income increasing by $263.9 million, or 49.3%, to $798.7 million while total average assets increasing $19.6 billion, or 43.0%, to $65.2 billion in 2025;
●	Return on average common shareholders’ equity decreased to 9.13% in 2025, compared to 9.41% in 2024, and increased in 2024 from 9.37% in 2023. The decrease in 2025 compared to 2024 was due to the growth in average common shareholders’ equity of 53.9% being greater than the increase in net income of 49.3%; and
●	Our dividend payout ratio was 28.82% for 2025 compared with 30.22% in 2024 and 31.34% in 2023. The decrease in the dividend payout ratio in 2025 compared to 2024 was due to the increase in net income available to common shareholders of 49.3%, or $263.9 million, exceeding the increase in total dividends paid during 2025 of 42.5%, or $68.6 million. The increase in dividends paid was due to the increase in outstanding common shares in 2025 resulting from the issuance of 24.9 million shares of common stock for the acquisition of Independent in the first quarter of 2025, along with the Company increasing its dividend per share from $0.54 to $0.60 in the third quarter of 2025.

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

The Federal Reserve implemented total rate cuts of 175 basis-point, beginning with a 50 basis-point reduction in mid-September 2024. This was followed by five additional cuts of 25 basis-point each, one in early November 2024, one in mid-December 2024, one in late October 2025, and the latest one in December 2025. These rate cuts came after a series of rate hikes that began in March 2022, resulting in a target range of 3.50% to 3.75% at December 31, 2025. As a result, the Company operated in a comparatively lower rate environment in 2025 compared to 2024.

2025 compared to 2024

Net interest income and net interest margin are highlighted for the year ended December 31, 2025, compared to 2024:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin increased by 51 basis points and 52 basis points, respectively, in 2025 compared to 2024. The net interest margin increased primarily due to a 60-basis point rise in the yield on interest earning assets, while the cost of interest-bearing liabilities remained stable.
o	Overall, our yield on interest-earning assets in 2025 increased 60 basis points to 5.78% from 2024, primarily due to higher yields on investments securities and loans held for investment. The yield on investment securities increased due to the investment portfolio restructuring completed in the first quarter of 2025. The yield on loans increased primarily due to loan accretion recognized during 2025 of approximately $258.6 million, which was mainly attributable to the loan portfolio acquired from Independent. In addition, the average balance of the higher yielding acquired loans increased by $10.8 billion and the average balance of investment securities increased by $1.3 billion, mainly due to balances acquired from Independent, while the average balance of non-acquired loans increased by $3.5 billion.

o	The average cost of interest-bearing liabilities in 2025 compared to 2024 slightly increased by 2 basis points to 2.61%. The average cost of corporate and subordinated debentures increased by 134 basis points, primarily driven by higher interest expense incurred resulting from a $419.9 million increase in average balances. The increase in average balances includes the assumption of $360.5 million in corporate and subordinated debentures in connection with the Independent acquisition, as well as the issuance of $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. These increases were partially offset by the redemption of $405.0 million of subordinated debentures that occurred during the latter half of the third quarter of 2025. The cost increase was offset by lower costs associated with other borrowings, federal funds purchased, securities sold with agreements to repurchase, and decreases across all deposit categories, reflecting the comparatively lower rate environment. The average cost of other borrowings was 4.40% for the year 2025. This compares to a cost of 5.55% for the year 2024. The Company had no other borrowings outstanding as of December 31, 2025 and 2024. The average cost of federal funds purchased, securities sold with agreements to repurchase decreased by 96 basis points and 7 basis points, respectively, despite increases of $56.5 million and $22.6 million, respectively, in average balances. Our overall cost of funds, including noninterest-bearing deposits, was 1.96% for the year 2025, compared to 1.88% for the year 2024.
●	Our net interest income increased by $887.9 million, or 62.7%, to $2.3 billion during 2025 compared to 2024, as our interest income increased $1.2 billion while interest expense increased $350.3 million.
o	Our interest income increased by $1.2 billion led by higher acquired loan interest income of $867.8 million due to a higher average balance of $10.8 billion, and a higher yield of 126 basis points. Interest income on non-acquired loans increased $195.8 million due to an increase in the average balance of $3.5 billion. Interest income on investment securities increased by $108.3 million due to higher average balance of $1.3 billion and a higher yield of 89 basis points. Interest income on federal funds sold and repurchase agreements increased by $54.1 million due to higher average balance of $1.4 billion. Interest income on loans held for sale increased by $12.1 million due to a higher average balance of $162.1 million and a higher yield of 46 basis points.
o	Our interest expense increased by $350.3 million in 2025 compared to 2024, due primarily to an increase in interest expense on interest-bearing deposits of $323.2 million. The increase in interest expense on interest-bearing deposit was attributable to an increase in the average balances of $12.9 billion primarily as a result of the balances assumed from the Independent acquisition. Interest expense on corporate and subordinated debentures and securities sold with agreements to repurchase increased by $36.4 million and $260,000, respectively, due to increases in the average balances of $419.9 million and $22.6 million, respectively. During 2025, we recorded lower interest expense related to other borrowings of $9.3 million due to a decrease in the average balance of $164.5 million. Interest expense on federal funds purchased was lower by $287,000 despite an increase in the average balance of $56.5 million, reflecting the comparatively lower rate environment.
●	Average interest-earning assets increased by $17.2 billion, or 41.5%, to $58.5 billion in 2025 compared to 2024.
o	The increase in the average balance on the acquired loan portfolio of $10.8 billion was due to the loans acquired in the Independent acquisition, offset by paydowns, pay-offs and renewals of acquired loans that are moved to our non-acquired loan portfolio.
o	The increase in the average balance on non-acquired loan portfolio of $3.5 billion was due to organic growth and renewals of matured acquired loans that are moved to our non-acquired loan portfolio.
o	The average balance on federal funds sold, securities purchased under agreements to resell and other interest earning deposits increased by $1.4 billion.
o	The average balance in investment securities increased by $1.3 billion. The increase in average was primarily due to the Company acquiring $1.6 billion in investment securities through the acquisition of Independent. These securities were subsequently sold during the first quarter of 2025 with the proceeds reinvested into purchases of new securities that fit the Company’s investment strategy. The increase in investment securities related to the Independent acquisition was partially offset by maturities, calls and paydowns on available for sale and held to maturity securities.
o	The increase in the average balance of loans held for sale of $162.1 million was primarily due to the SBA loans purchased from third-party originators. The Company began purchasing and pooling the guaranteed portion of SBA loans during the third quarter of 2024.

●	Average interest-bearing liabilities increased by $13.3 billion, or 47.4%, to $41.3 billion in 2025 compared to 2024.
o	The average balance of interest-bearing deposits increased by $12.9 billion mainly due to $12.0 billion of interest-bearing deposits assumed from Independent in the first quarter of 2025. Money market, transaction, time deposit, and savings accounts’ average balances increased by $4.9 billion, $4.7 billion, $2.9 billion, and $391.3 million, respectively.
o	The average balance of federal funds purchased increased by $56.5 million and repurchase agreements increased by $22.6 million.
o	The average balance of corporate and subordinated debentures increased by $419.9 million. The increase in average balances includes the assumption of $360.5 million in corporate and subordinated debentures in connection with the Independent acquisition, as well as the issuance of $350.0 million in aggregate principal amount of subordinated notes during the second quarter of 2025. These increases were partially offset by the redemption of $405.0 million of subordinated debentures that occurred during the latter half of the third quarter of 2025.
o	The average balance of other borrowings decreased by $164.5 million. The Company utilized short-term borrowings from the FHLB, FRB Discount Window, AFX and US Bank line of credit throughout 2025, mostly in early 2025. In 2024, the Company utilized FHLB advances until the third quarter of 2024, as deposits markets became more competitive. All of the outstanding balance was subsequently paid off, with no outstanding balances as of December 31, 2025 and 2024.

Table 1—Yields on Average Interest-Earning Assets and Rates on Average Interest-Bearing Liabilities

	Year Ended December 31,
	2025			2024			2023
		Interest	Average		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/	Average	Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
Assets
Interest‑earning assets:
Non‑acquired loans, net of unearned income (1)	$31,413,927	$1,791,729	5.70%	$27,920,075	$1,595,916	5.72%	$24,813,599	$1,312,452	5.29%
Acquired loans, net	15,974,336	1,191,072	7.46%	5,212,144	323,225	6.20%	6,589,692	401,914	6.10%
Loans held for sale	262,000	18,775	7.17%	99,857	6,697	6.71%	30,740	2,039	6.63%
Investment securities (2):
Taxable	7,680,915	260,119	3.39%	6,435,688	155,470	2.42%	7,014,604	162,907	2.32%
Tax‑exempt	876,525	26,573	3.03%	813,960	22,928	2.82%	813,695	23,455	2.88%
Federal funds sold, securities purchased under agreement to resell and interest-earning deposits with banks	2,251,227	91,230	4.05%	817,853	37,126	4.54%	836,068	41,639	4.98%
Total interest‑earning assets	58,458,930	3,379,498	5.78%	41,299,577	2,141,362	5.18%	40,098,398	1,944,406	4.85%
Noninterest‑earning assets:
Cash and due from banks	570,621			437,084			471,418
Other assets	6,825,790			4,366,169			4,486,196
Allowance for credit losses	(607,258)			(465,809)			(400,051)
Total noninterest‑earning assets	6,789,153			4,337,444			4,557,563
Total assets	$65,248,083			$45,637,021			$44,655,961
Liabilities
Interest‑bearing liabilities:
Deposits
Transaction and money market accounts	$29,618,180	$716,185	2.42%	$19,991,510	$488,865	2.45%	$17,843,581	$307,692	1.72%
Savings deposits	2,884,938	7,723	0.27%	2,493,636	7,282	0.29%	2,961,654	7,514	0.25%
Certificates and other time deposits	7,304,382	271,101	3.71%	4,394,644	175,678	4.00%	4,042,052	125,051	3.09%
Federal funds purchased	337,538	14,359	4.25%	281,031	14,646	5.21%	225,642	11,457	5.08%
Securities sold with agreements to repurchase	290,289	5,882	2.03%	267,713	5,622	2.10%	317,879	4,132	1.30%
Corporate and subordinated debentures	811,652	60,293	7.43%	391,729	23,874	6.09%	392,099	23,617	6.02%
Other borrowings	14,728	648	4.40%	179,235	9,941	5.55%	243,014	12,335	5.08%
Total interest‑bearing liabilities	41,261,707	1,076,191	2.61%	27,999,498	725,908	2.59%	26,025,921	491,798	1.89%
Noninterest‑bearing liabilities:
Noninterest‑bearing deposits	13,581,113			10,515,850			11,777,053
Other liabilities	1,653,888			1,435,705			1,575,621
Total noninterest‑bearing liabilities	15,235,001			11,951,555			13,352,674
Shareholders’ equity	8,751,375			5,685,968			5,277,366
Total noninterest‑bearing liabilities and shareholders’ equity	23,986,376			17,637,523			18,630,040
Total liabilities and shareholders’ equity	$65,248,083			$45,637,021			$44,655,961
Net interest spread			3.17%			2.59%			2.96%
Net interest income and margin (non‑taxable equivalent)		$2,303,307	3.94%		$1,415,454	3.43%		$1,452,608	3.62%
TEFRA (included in net interest margin, tax equivalent)		2,973			2,192			3,023
Net interest income and margin (taxable equivalent)		$2,306,280	3.95%		$1,417,646	3.43%		$1,455,631	3.63%
Total Deposit Cost (without corporate and subordinated debentures and other borrowings)			1.86%			1.80%			1.20%
Overall Cost of Funds (including interest-bearing deposits)			1.96%			1.88%			1.30%
(1)	Nonaccrual loans are included in the above analysis.
(2)	Investment securities (taxable and tax-exempt) include trading securities.

Table 2—Volume and Rate Variance Analysis

	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) due to			Increase (Decrease) due to
(Dollars in thousands)	Volume (1)	Rate (1)	Total	Volume(1)	Rate(1)	Total
Interest income on:
Non‑acquired loans, net of unearned income (2)	$199,709	$(3,896)	$195,813	$164,309	$119,155	$283,464
Acquired loans (2)	667,405	200,442	867,847	(84,018)	5,329	(78,689)
Loans held for sale	10,874	1,204	12,078	4,585	73	4,658
Investment securities:
Taxable	30,082	74,567	104,649	(13,445)	6,008	(7,437)
Tax exempt (3)	1,762	1,883	3,645	8	(535)	(527)
Federal funds sold and securities purchased under agreements to resell and time deposits	65,067	(10,963)	54,104	(907)	(3,606)	(4,513)
Total interest income	974,899	263,237	1,238,136	70,532	126,424	196,956
Interest expense on:
Deposits
Transaction and money market accounts	235,407	(8,087)	227,320	37,039	144,134	181,173
Savings deposits	1,143	(702)	441	(1,187)	955	(232)
Certificates and other time deposits	116,384	(20,961)	95,423	10,877	39,750	50,627
Federal funds purchased	2,945	(3,232)	(287)	2,812	377	3,189
Securities sold under agreements to repurchase	474	(214)	260	(652)	2,142	1,490
Other borrowings	15,127	11,999	27,126	(3,631)	1,494	(2,137)
Total interest expense	371,480	(21,197)	350,283	45,258	188,852	234,110
Net interest income	$603,419	$284,434	$887,853	$25,274	$(62,428)	$(37,154)
(1)	The rate/volume variance for each category has been allocated on the same basis between rate and volumes.
(2)	Nonaccrual loans are included in the above analysis.
(3)	Tax exempt income is not presented on a taxable-equivalent basis in the above analysis.

Noninterest Income and Expense

Noninterest income provides us with additional revenues that are significant sources of income. In 2025, 2024, and 2023, noninterest income comprised 14.1%, 17.6%, and 16.5%, respectively, of total net interest income and noninterest income.

Table 3—Noninterest Income for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Service charges on deposit accounts	$102,773	$91,333	$88,271
Debit, prepaid, ATM and merchant card related income	55,551	44,761	40,744
Mortgage banking income	24,293	20,047	13,355
Trust and investment services income	58,192	45,474	39,447
Correspondent banking and capital markets income	71,987	32,619	49,101
Securities (losses) gain, net	(228,811)	(50)	43
Gain on sale-leaseback, net of transaction costs	229,279	—	—
SBA income	9,196	16,226	13,929
Bank owned life insurance income	39,582	30,484	26,690
Other	15,702	21,368	15,326
Total noninterest income	$377,744	$302,262	$286,906

2025 compared to 2024

Our noninterest income increased by $75.5 million, or 25.0%, for the year ended December 31, 2025 compared to 2024. This change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher in 2025 by $11.4 million, or 12.5%, compared to 2024. The increase was mainly attributable to deposit accounts assumed from Independent. Account maintenance fees increased by $8.7 million and retail service charges increased by approximately $2.3 million in 2025 compared to 2024.
●	Debit, prepaid, ATM and merchant card related income increased by $10.8 million, or 24.1%, in 2025 compared to 2024. The increase in debit, ATM, prepaid and merchant card related income was mainly attributable to higher bank card and ATM related fee income $7.7 million and higher card and ATM system expense of $3.1 million.

●	Mortgage banking income increased by $4.2 million, or 21.2%, which comprised of a $2.7 million, or 18.5%, increase in secondary market mortgage income and a $1.5 million, or 28.7%, increase in mortgage servicing related income. Mortgage production increased from $1.9 billion in 2024 to $2.5 billion in 2025 with relatively lower mortgage rates in 2025 compared to the same period in 2024. During 2025, we sold 37% of our mortgage production to the secondary market versus 58% in 2024.
o	Mortgage income from the secondary market increased by $2.7 million between the comparable periods resulting from a $5.5 million increase in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset primarily by decreases in the fair value of MBS forward trades of $1.9 million. Mortgage commission expense was $7.6 million during 2025 compared to $11.3 million during 2024.
o	The mortgage servicing related income, net of the hedge, increased by $1.5 million in 2025. The increase was mainly due to a $1.4 million increase in the change in fair value of the MSR, including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase from gains/losses on the MSR hedge of $10.2 million, offset by a decrease in the change in fair value from interest rates of $9.0 million.
●	Trust and investment services income increased by $12.7 million, or 28.0%, in 2025 compared to 2024, as assets under management have increased by $66.1 million, or 0.6%, in that same time frame. The trust and investment services income increased during 2025, primarily due to higher asset values and the addition of new clients through wealth management services provided by Private Capital Management LLC (“PCM”), which became the Bank’s wholly owned subsidiary through the Company’s acquisition of Independent during 2025. Effective December 31, 2025, PCM and SouthState Advisory, Inc., both wholly-owned registered investment advisors of the Bank, merged and now operate under the name SouthState PCM.
●	Correspondent banking and capital markets income increased by $39.4 million, or 120.7%, from 2024. The increase was primarily related to an increase of $15.8 million in income generated from the sale of customer swap ARC hedges during 2025 compared to 2024, resulting from the comparatively lower interest rates in 2025. The increase was also due to lower expense attributable to the variation margin payments for centrally cleared swaps where we recorded an expense of $20.0 million related to variation margin payments in 2025 compared to $36.5 million in 2024.
●	During the first quarter of 2025, the Company recorded net losses of $228.8 million on the sales of investment securities, excluding the sales of investment securities acquired from Independent.
●	The Company recorded a gain on the sale of bank properties of $229.3 million, net of transaction costs, from a sale-leaseback transaction completed in February 2025.
●	SBA income decreased by $7.0 million, or 43.3%, compared to 2024. SBA income includes changes in the fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease was primarily attributable to lower gains on the sale of SBA loans of $6.3 million.
●	Bank owned life insurance income increased by $9.1 million, or 29.8%, in 2025 compared to 2024. This increase was primarily due to the acquisition of bank owned life insurance assets from Independent.
●	Other income decreased by $5.7 million, or 26.5%, in 2025 compared to 2024. In 2025, the Company recognized approximately $6.9 million in gains from the sale of a bank property held for sale. The Company also recorded $5.6 million in impairment expense related to a Right-of-Use (“ROU”) asset. During 2024, the Company recognized approximately $5.2 million of benefit from federal tax refunds received for net operating loss carrybacks.

Table 4—Noninterest Expense for the Three Years

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Salaries and employee benefits	$797,835	$606,869	$583,398
Occupancy expense	160,441	90,103	88,695
Information services expense	120,948	92,193	84,472
OREO and loan related expense	10,373	4,687	1,716
Amortization of intangibles	94,722	22,395	27,558
Business development and staff related expense	36,085	23,782	25,055
Supplies, printing and postage expense	13,969	10,558	10,578
Professional fees	21,771	16,404	18,547
FDIC assessment and other regulatory charges	40,985	31,152	33,070
FDIC special assessment	(3,835)	3,852	25,691
Advertising and marketing	12,990	9,143	9,474
Merger, branch consolidation, severance-related, and other expense	117,768	20,133	13,162
Other	97,032	70,222	73,164
Total noninterest expense	$1,521,084	$1,001,493	$994,580

2025 compared to 2024

Noninterest expense represents the largest expense category for the Company. Noninterest expense increased $519.6 million, or 51.9%, for the year ended December 31, 2025 compared to 2024. The change in total noninterest expense resulted from the following:

●	Salaries and employee benefits increased by $191.0 million, or 31.5%, in 2025 compared to 2024. The increase was primarily associated with the addition of Independent employees during the first quarter of 2025. Salaries increased by $110.3 million resulting from both merit increases and an increase in the number of employees, along with higher commission and incentive expense of $46.4 million and higher employee benefits from higher FICA tax paid and medical insurance expense of $34.2 million during 2025.
●	Occupancy expense increased by $70.3 million, or 78.1%, in 2025 compared to 2024. The increase was primarily due to increases in lease expense and branch maintenance and repair expenses of $54.1 million and $17.8 million, respectively. The increase in the lease expense was primarily due to the sale-leaseback transaction completed in February 2025.
●	Information services expense increased by $28.8 million, or 31.2%, in 2025 compared to 2024. The increase was due to additional costs associated with the Company updating systems and expenses associated with transferring, managing, and processing data as it grows in size and complexity.
●	OREO expense and loan related expense increased by $5.7 million, or 121.3%, in 2025 compared to 2024, primarily due to a $6.1 million increase in loan related expenses, including legal, tax and other costs.
●	Amortization of intangibles increased by $72.3 million, or 323.0%, which is related to the Independent acquisition.
●	Business development and staff related expense increased $12.3 million, or 51.7%, in 2025 compared to 2024, due mainly to the increase in employees resulting from the Independent acquisition and additional employee travel, training, and entertainment-related costs.
●	Professional fees increased by $5.4 million, or 32.7%, in 2025 compared to 2024. This increase was primarily due to an increase in legal fees of $3.4 million and an increase in consulting related fees totaling $1.7 million.
●	FDIC assessment and other regulatory charges, excluding the FDIC special assessment, increased by $9.8 million, or 31.6% in 2025 compared to 2024. The increase reflects changes in the Company’s size, primarily due to the acquisition of Independent, and complexity along with the effects from the increase in the Company’s classified assets.
●	The FDIC’s special assessment decreased by $7.7 million as the FDIC announced a projected reduction in the special assessment rate in late 2025. The FDIC announced an interim final rule to reduce the special assessment rate, which resulted in a reduction of our assessment accrual by approximately $3.8 million. The Company accrued a total of $3.9 million during 2024.

●	Merger, branch consolidation, severance-related, and other expense increased by $97.6 million, or 485.0%, in 2025 compared to 2024. Of the $117.8 million of expense recognized in 2025, approximately $119.8 million pertains to the Independent acquisition. The expense was partially offset by an insurance reimbursement of approximately $3.6 million received in 2025. The reimbursement pertains to costs previously incurred in connection with the cybersecurity incident in February 2024.
●	Other noninterest expense increased by $26.8 million, or 38.2%, in 2025 compared to 2024. This increase was primarily driven by increases in earnings credit expense to Homeowners Association (“HOA”) customers of $7.1 million. The Bank provides credit to HOA customers based on the average deposit balances held that reduces fees for other services provided. Additional increases included a $6.6 million increase in other miscellaneous operational expense and an approximately $2.6 million increase in donations. The remaining increases was attributed to a number of smaller expense increase across various categories, reflecting higher operating costs associated with the full-year impact of the Company’s acquisition of Independent.

Income Tax Expense

Our effective tax rate decreased to 23.22% at December 31, 2025, compared to 23.63% for the year-ended December 31, 2024.  The decrease was primarily due to a decrease in state tax expense due to state tax planning and lowering of related state apportionment in specific jurisdictions as well as the increase in tax-exempt income and an increase in the cash surrender value of BOLI policies held by the Bank. This benefit was partially offset by the increase in pretax book income and higher non-deductible executive compensation and disallowed FDIC premiums during the current period, when compared to 2024. For additional information refer to Note 11—Income Taxes in the consolidated financial statements.

Segment Reporting

As discussed in Note 29—Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit.

The Company’s Chief Operating Decision Maker (“CODM”), the Executive Committee, consists of the Company’s senior executive management team, including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, Chief Credit Officer and other executives. The CODM generally meets monthly to assess performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. In addition to net income and non-Tax Equivalent (“TE”) Net Interest Margin (“NIM”), the CODM considers Pre-Provision Net Revenue (“PPNR”) and TE NIM to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and allocation of resources within the General Banking Unit.

The table below provides PPNR and TE NIM information of the General Banking Unit.

Table 5— Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Revenue, Adjusted (Non-GAAP)
Net interest income (GAAP) (a)	$2,303,307	$1,415,454	$1,452,608
Plus:
Noninterest income	377,744	302,262	286,906
Revenue (GAAP)	$2,681,051	$1,717,716	$1,739,514
Less:
Securities (losses) gain, net	(228,811)	(50)	43
Gain on sale-leaseback, net of transaction costs	229,279	—	—
Revenue, adjusted (Non-GAAP)	$2,680,583	$1,717,766	$1,739,471

PPNR, Adjusted (Non-GAAP)
Revenue, adjusted (Non-GAAP)	$2,680,583	$1,717,766	$1,739,471
Less:
Noninterest expense	1,521,084	1,001,493	994,580
PPNR (Non-GAAP)	$1,159,499	$716,273	$744,891
Plus:
Merger, branch consolidation, severance-related, and other expense	117,768	20,133	13,162
FDIC special assessment	(3,835)	3,852	25,691
PPNR, adjusted (Non-GAAP)	$1,273,432	$740,258	$783,744

Net Interest Margin, Tax Equivalent ("TE") (non-GAAP)
Average interest earning assets (b)	$58,458,930	$41,299,577	$40,098,398

Net interest margin, non-TE ((a)/(b)) (GAAP)	3.94%	3.43%	3.62%
TE adjustment (c)	2,974	2,192	3,023
Net interest margin, TE (((a)+(c))/(b)) (non-GAAP)	3.95%	3.43%	3.63%

Financial Condition

Overview

At December 31, 2025, we had total assets of approximately $67.2 billion, consisting principally of $48.6 billion in total loans, before taking into account the allowance for credit losses of $585.2 million, $8.7 billion in investment securities, $3.2 billion in cash and cash equivalents and $3.1 billion in goodwill. Our liabilities at December 31, 2025 totaled $58.1 billion, consisting principally of deposits of $55.1 billion ($13.4 billion in noninterest-bearing and $41.8 billion in interest-bearing), $554.7 million derivative liabilities and $1.3 billion of short-term and long-term borrowings. At December 31, 2025, our shareholders’ equity was $9.1 billion.

At December 31, 2024, we had total assets of approximately $46.4 billion, consisting principally of $33.9 billion in total loans, before taking into account the allowance for credit losses of $465.3 million, $6.8 billion in investment securities, $1.4 billion in cash and cash equivalents and $1.9 billion in goodwill. Our liabilities at December 31, 2024 totaled $40.5 billion, consisting principally of deposits of $38.1 billion ($10.2 billion in noninterest-bearing and $27.9 in interest-bearing) and short-term and long-term borrowings of $906.4 million. At December 31, 2024, our shareholders’ equity was $5.9 billion.

Book value per common share was $91.38 at the end of 2025, an increase from $77.18 at the end of 2024. Book value per common share increased in 2025 as shareholder equity increased by $3.2 billion, or 53.8%, while common shares outstanding increased by 29.9%. The primary reason for an increase in shareholders’ equity was primarily due to the acquisition of Independent. The Company issued $2.5 billion in stock related to the acquisition of Independent.

Our common equity to assets ratio increased to 13.5% in 2025, compared to 12.7% in 2024. The improvement during 2025 was due to an increase in shareholders’ equity of 53.8%, resulting from the items noted above, while total assets increased 44.9%.

Trading Securities

We have a trading portfolio associated with our Correspondent Bank Division and its subsidiary SouthState Securities. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries, mortgage-backed agency securities, and SBA securities, which are held for short periods of time and totaled $110.2 million and $102.9 million at December 31, 2025 and 2024, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta. At December 31, 2025 and 2024, investment securities totaled $8.7 billion and $6.8 billion, respectively. For the year ended December 31, 2025, average investment securities were $8.4 billion, or 14.3% of average earning assets, compared with $7.1 billion, or 17.6% of average earning assets for the year ended December 31, 2024. The expected average life of the investment portfolio at December 31, 2025 was approximately 5.83 years, compared with 7.73 years at December 31, 2024. See Note 1—Summary of Significant Accounting Policies in the audited consolidated financial statements for our accounting policy on investment securities.

As securities are purchased, they are designated as held to maturity or available for sale based upon our intent, which considers liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

The following table presents the reported values of investment securities for the past two years:

Table 6—Values of Investment Securities

	December 31,
(Dollars in thousands)	2025	2024
Held to Maturity (amortized cost):
U.S. Government agencies	$132,913	$147,272
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	1,297,543
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	411,721
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	348,338
Small Business Administration loan-backed securities	46,076	49,796
Total held to maturity	$2,048,030	$2,254,670
Available for Sale (fair value):
U.S. Treasuries	—	10,656
U.S. Government agencies	—	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	1,040,555
State and municipal obligations	1,007,412	945,723
Small Business Administration loan-backed securities	568,433	310,112
Corporate securities	21,770	26,509
Total available for sale	6,313,756	4,320,593
Total other investments	353,428	223,613
Total investment securities	$8,715,214	$6,798,876

During 2025, our total investment securities increased $1.9 billion, or 28.2%, from December 31, 2024. The Company acquired $1.6 billion in investment securities through the acquisition of Independent. A majority of these securities were subsequently sold with the proceeds reinvested into securities that fit the Company’s investment strategy. The Company also executed a securities repositioning and sold investment securities with a book value of approximately $1.8 billion at a loss of $228.8 million and used the proceeds to purchase new securities. This securities repositioning improved the yield and risk weightings and shortened the duration of the investment portfolio.

The Company purchased $7.1 billion of investment securities during the year ended December 31, 2025, funded by maturities, calls, and paydowns, along with reinvestment of proceeds from the sales of securities acquired from Independent, and proceeds from the sale of securities involved in the repositioning strategy. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, and paydowns of investment securities totaling $7.0 billion and a reduction from the net amortization of premiums of $11.0 million during the year ended December 31, 2025. All of the $7.1 billion in purchases of investment securities during the year ended December 31, 2025, were classified as available for sale securities or other investment securities. There were no purchases of held to maturity securities during the year ended December 31, 2025.

At December 31, 2025, the unrealized net loss of the available for sale investment securities portfolio was $382.8 million, or 5.7%, below its amortized cost basis. Comparable valuations at December 31, 2024 reflected an unrealized net loss of the available for sale investment portfolio of $808.6 million, or 15.8%, below its amortized cost basis. The decrease in the unrealized net loss of the available for sale portfolio at December 31, 2025 compared to December 31, 2024 was due to the securities restructuring executed during the first quarter of 2025 and the impact of lower interest rates on the value of the securities portfolio. At December 31, 2025, the unrealized net loss of the held to maturity investment securities portfolio was $315.2 million, or 15.4%, below its amortized cost basis. At December 31, 2024, the unrealized net loss of the held to maturity investment securities portfolio was $420.1 million, or 18.6%, below its amortized cost basis.

Table 7—Credit Ratings of Investment Securities

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
December 31, 2025
U.S. Government agencies	$132,913	$117,146	$(15,767)	$132,913	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	2,979,331	2,674,031	(305,300)	90	2,979,241
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,587,817	2,509,459	(78,358)	—	2,587,817
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,240,119	1,111,027	(129,092)	53,442	1,186,677
State and municipal obligations	1,141,377	1,007,412	(133,965)	1,135,216	6,161
Small Business Administration loan-backed securities	640,049	605,761	(34,288)	640,049	—
Corporate securities	23,000	21,770	(1,230)	—	23,000
	$8,744,606	$8,046,606	$(698,000)	$1,961,710	$6,782,896
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

Held to maturity

As described above, the Company elected to classify some of its securities as held to maturity at the time of purchase. The securities designated as held to maturity are securities the Company does not intend to sell and expects to hold through maturity. The securities consist of $132.9 million of agency securities, $1.9 billion of residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises and $46.1 million of Small Business Administration loan-backed securities. The following are highlights of our held to maturity portfolio:

●	Total amortized cost of held to maturity portfolio totaled $2.0 billion.
●	The balance of securities held to maturity represented 3.0% of total assets at December 31, 2025.
●	No purchases or sales of held to maturity investment securities in 2025; maturities, calls and paydowns totaled $202.5 million in 2025.

Available for sale

Securities available for sale consist of debentures of government sponsored entities, state and municipal bonds, residential and commercial mortgage-backed securities issued by U.S government agencies or sponsored enterprises, Small Business Administration loan-backed securities and corporate securities. At December 31, 2025, investment securities with a fair value and amortized cost of $6.3 billion and $6.7 billion, respectively, were classified as available for sale. The adjustment for net unrealized losses of $382.8 million between the carrying value of these securities and their amortized cost has been reflected, net of tax, in the Consolidated Balance Sheet as a component of Accumulated Other Comprehensive Loss. The following are highlights of our available for sale securities:

●	Total securities available for sale increased $2.0 billion, or 46.1%, from the balance at December 31, 2024. The net unrealized loss position on the investment portfolio decreased $425.8 million and net amortization of premiums was $6.9 million during 2025. We purchased $7.0 billion of available for sale investment securities in 2025, partially offset by maturities, calls and paydowns totaling $3.8 billion and sales totaling $2.6 billion in 2025. These purchases included $1.6 billion in acquired balances from Independent.
●	The balance of securities available for sale represented 9.4% of total assets at December 31, 2025 and 9.3% of total assets at December 31, 2024.
●	Interest income earned on all investment securities in 2025 was $286.7 million, an increase of $108.3 million, or 60.7%, from $178.4 million in 2024. The increase was due to an increase in total average securities balances of $1.3 billion in 2025 and an increase in the yield on investment securities. Both were primarily a result of the securities acquired and reinvested in the Independent acquisition and the securities portfolio restructuring executed during 2025.

At December 31, 2025, we had 1,073 investment securities (including both available for sale and held to maturity) in an unrealized loss position, which totaled $737.2 million, compared to 1,214 investment securities in an unrealized loss position, which totaled $1.3 billion at December 31, 2024. See Note 1—Summary of Significant Accounting Policies and Note 3—Investment Securities in the consolidated financial statements for additional information.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as available for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or the credit backing of one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2025 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

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

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2025, other investment securities represented approximately $353.4 million, or 0.53% of total assets and primarily consisted of FRB and FHLB stock, which totaled $234.4 million and $18.1 million, respectively. There were no gains or losses on the sales of these securities during 2025 or 2024.

Table 8—Maturity Distribution and Yields of Investment Securities

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$32,928	1.89%	$99,985	1.68%	$—	—%	$132,913	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	192,095	1.50	960,929	1.88	1,153,024	1.82
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	379,107	2.54	379,107	2.54
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	90,085	1.06	122,869	0.97	123,956	1.64	336,910	1.24
Small Business Administration loan-backed securities	—	—	—	—	—	—	46,076	1.23	46,076	1.23
Total held to maturity	$—	—%	$123,013	1.28%	$414,949	1.39%	$1,510,068	2.01%	$2,048,030	1.84%
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$120	2.31%	$6,823	2.18%	$104,950	3.05%	$1,586,215	3.48%	$1,698,108	3.46%
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	370	2.52	1,358	2.18	4,919	2.30	2,178,937	4.67	2,185,584	4.67
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	3,332	3.19	316,944	4.08	331,901	3.15	180,272	1.83	832,449	3.14
State and municipal obligations	8,698	3.41	32,976	3.20	209,650	2.68	756,088	3.13	1,007,412	3.04
Small Business Administration loan-backed securities	10,808	2.28	11,331	4.47	195,529	4.48	350,765	3.42	568,433	3.79
Corporate securities	—	—	9,976	6.90	11,794	4.29	—	—	21,770	5.43
Total available for sale	$23,328	2.84%	$379,408	4.05%	$858,743	3.34%	$5,052,277	3.88%	$6,313,756	3.81%
Total other investments	$—	—%	$—	—%	$—	—%	$353,428	2.36%	$353,428	2.36%
Total investment securities	$23,328	2.84%	$502,421	3.37%	$1,273,692	2.70%	$6,915,773	3.39%	$8,715,214	3.28%
Percent of total	1%		5%		13%		81%
Cumulative percent of total	1%		5%		19%		100%
(1)	The expected average life for U.S. Government agencies is 6.23 years.
(2)	The expected average life for residential mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 5.91 years; 6.79 years for held to maturity and 5.30 years for available for sale.
(3)	The expected average life for residential collateralized mortgage-obligations securities issued by U.S. government agencies or sponsored enterprises is 4.35 years; 7.26 years for held to maturity and 3.85 years for available for sale.
(4)	The expected average life for commercial mortgage-backed securities issued by U.S. government agencies or sponsored enterprises is 5.41 years; 5.63 years for held to maturity and 5.33 years for available for sale.
(5)	Weighted average yields on tax-exempt income have been presented on a taxable-equivalent basis, assuming a federal tax rate of 21.00% and a state tax rate of 3.04%, which is net of federal tax benefit in the above table. These yields were calculated using coupon interest and adjusting for discount accretion and premium amortization, where applicable.
(6)	The expected average life for state and municipal obligations is 10.87 years.
(7)	The expected average life for Small Business Administration loan-backed securities is 4.11 years; 4.89 years for held to maturity and 4.05 years for available for sale.
(8)	The expected average life for corporate securities is 3.53 years.
(9)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(10)	The expected average life for the total investment securities portfolio is 5.83 years (not including FRB, FHLB and corporate stock with no maturity date).
(11)	The total values presented in the table above represent the total fair value of available for sale securities and amortized cost for held to maturity.

Approximately 84.1% of the investment portfolio is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window or Bank Term Funding Program. Approximately 11.6% of the investment portfolio is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Double A or Triple A category.

As of December 31, 2025, the portfolio had an effective duration of 4.60 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

Table 9—Investment Portfolio Duration

	December 31, 2025		December 31, 2024
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,913	5.62	$147,272	5.85
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	6.06	1,297,543	5.94
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	6.63	411,721	6.76
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	5.05	348,338	6.12
Small Business Administration loan-backed securities	46,076	5.99	49,796	9.12
Total held to maturity	$2,048,030	5.97	$2,254,670	6.18
Available for Sale (fair value)
U.S. Treasuries	$—	—	$10,656	0.10
U.S. Government agencies	—	—	150,418	3.95
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	4.43	1,377,525	5.73
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	2.54	459,095	6.00
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	4.55	1,040,555	5.35
State and municipal obligations	1,007,412	7.79	945,723	10.08
Small Business Administration loan-backed securities	568,433	2.19	310,112	5.09
Corporate securities	21,770	0.51	26,509	1.27
Total available for sale	$6,313,756	4.22	$4,320,593	6.47

Loans Held for Sale

The balance of loans held for sale increased $65.9 million from December 31, 2024, to $345.3 million on December 31, 2025. Loans held for sale at December 31, 2025 and 2024 consisted of mortgage and SBA loans held for sale. The increase in loans held for sale in 2025 was driven by an increase in SBA loans held for sale as this line of business became more established in 2025.

During the third quarter of 2024, the Company began purchasing the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $283.9 million at December 31, 2025, a $102.6 million increase from $181.3 million at December 31, 2024. See Note – 28 – SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $61.4 million at December 31, 2025, a decrease from $98.1 million at December 31, 2024. Total mortgage production was $2.5 billion in 2025. This compares to $1.9 billion 2024. Mortgage production increased from 2024 as average mortgage rates have declined in 2025 along with the effects of adding new markets with the acquisition of Independent on January 1, 2025. The percentage of mortgage production sold into the secondary market decreased in 2025 to 37% from 58% in 2024. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Interest income from loans held for sale increased $12.1 million, or 180.3%, during 2025 to $18.8 million from $6.7 million in 2024. This increase was due to an increase in the average balance of loans held for sale of $162.1 million, or 162.4%, from $99.9 million for the year ended December 31, 2024 to $262.0 million for the year ended December 31, 2025. Of this increase, $158.0 million was related to SBA loans held for sale and $4.2 million was related to mortgage loans held for sale. The yield on loans held for sale increased in 2025 compared to 2024. For year ended 2025 the yield on loans held for sale was 7.17% compared to 6.71% in 2024. This increase was driven by the higher average balance held of SBA loans held for sale in 2025 which have higher yields.

See Note 1—Summary of Significant Accounting Policies, under Loans Held for Sale section for more information.

Loan Portfolio

Our loan portfolio remains our largest category of interest-earning assets. At December 31, 2025, total loans, excluding loans held for sale, were $48.6 billion, which was an overall increase of $14.7 billion, or 43.3%, from the balance at the end of 2024. Non-acquired loan growth was $5.0 billion, or 16.9% for 2025, driven by organic growth and renewals of acquired loans moved to our non-acquired loan portfolio. The loan growth was made up of a 28.9% increase in commercial and industrial loans, a 19.6% increase in commercial non-owner occupied real estate loans (including construction and land development loans), a 12.6% increase in owner-occupied real estate loans, an 11.8% increase in consumer real estate loans and a 8.1% increase in other income producing property loans. Total acquired loans increased by $9.7 billion, or 215.9% from the balance at the end of 2024. This increase in acquired loans was due to the addition of $13.1 billion from the acquisition of Independent, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The loan growth was made up of a 333.2% increase in commercial non-owner occupied real estate loans (including construction and land development loans), a 433.0% increase in other income producing property loans, a 222.2% increase in commercial and industrial loans, a 109.4% increase in owner-occupied real estate loans, and a 101.3% increase in consumer real estate loans.

Average total loans outstanding during 2025 were $47.4 billion, an increase of $14.3 billion, or 43.0%, over the 2024 average of $33.1 billion. (For further discussion of the Company’s acquired loan accounting, see Note 1—Summary of Significant Accounting Policies, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses in the consolidated financial statements.)

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

Table 10—Distribution of Loans by Type

	December 31,
(Dollars in thousands)	2025	2024
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Non‑owner-occupied real estate (1)	$5,346,868	$1,355,452
Consumer real estate (2)	1,380,091	619,208
Commercial owner-occupied real estate	1,982,641	912,760
Commercial and industrial	1,789,588	579,883
Other income producing property	672,593	111,394
Consumer	60,528	56,879
Other	105	206
Total acquired - non-purchased credit deteriorated loans	11,232,414	3,635,782
Acquired - purchased credit deteriorated loans (PCD):
Non‑owner-occupied real estate (3)	2,066,891	355,891
Consumer real estate (2)	205,702	168,737
Commercial owner-occupied real estate	486,118	266,288
Commercial and industrial	148,089	21,451
Other income producing property	49,090	24,013
Consumer	21,609	25,775
Total acquired ‑ purchased credit deteriorated loans (PCD)	2,977,499	862,155
Total acquired loans	14,209,913	4,497,937
Non-acquired loans:
Non‑owner-occupied real estate (4)	11,786,361	9,856,716
Consumer real estate (2)	8,864,430	7,927,024
Commercial owner-occupied real estate	5,108,232	4,537,328
Commercial and industrial	7,243,731	5,621,542
Other income producing property	510,470	472,343
Consumer	873,129	979,945
Other loans	2,261	10,092
Total non‑acquired loans	34,388,614	29,404,990
Total loans (net of unearned income)	$48,598,527	$33,902,927
(1)	Includes $580.7 million and $37.5 million of construction and land development loans at December 31, 2025 and 2024, respectively.
(2)	Includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied property with a business intent.
(3)	Includes $106.8 million and $5.9 million of construction and land development loans at December 31, 2025 and 2024, respectively.
(4)	Includes $1.9 billion and $2.1 billion of construction and land development loans at December 31, 2025 and 2024, respectively.

The following highlights of our loan portfolio as of December 31, 2025 compared to December 31, 2024:

●	Non-acquired loans were $34.4 billion, or 70.8% of total loans at December 31, 2025. This compares to non-acquired loans of $29.4 billion, or 86.7% at December 31, 2024. The increase in non-acquired loans of $5.0 billion was due to organic growth and renewals of acquired loans that were moved to the non-acquired loan portfolio. Acquired loans were $14.2 billion, or 29.2% of total loans at December 31, 2025. This compares to acquired loans of $4.5 billion, or 13.3%, at December 31, 2024. The $9.7 billion increase in acquired loans was due to the addition of $13.1 billion from the acquisition of Independent, net of offsets from paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio.
o	Non-acquired loans secured by non-owner occupied and consumer real estate were $20.7 billion and comprised 42.5% of the total loan portfolio at December 31, 2025. This was an increase of $2.9 billion, or 16.1%, over December 31, 2024. At December 31, 2025, acquired loans secured by non-owner occupied and consumer real estate were $9.0 billion and comprised 18.5% of the total loan portfolio. This was an increase of $6.5 billion, or 260.1%, over December 31, 2024. Between both the non-acquired and acquired portfolios, 61.0% of loans were non-owner occupied and consumer real estate loans.

◾	Of the non-acquired real estate loans at December 31, 2025, $11.8 billion, or 24.3% of the loan portfolio were secured by non-owner-occupied real estate. Loans secured by consumer real estate were $8.9 billion, or 18.2% of the total loan portfolio at December 31, 2025. This compared to loans secured by non-owner-occupied real estate of $9.9 billion, or 29.1%, and loans secured by consumer real estate of $7.9 billion, or 23.4% of the loan portfolio at December 31, 2024.
◾	Of the acquired real estate loans, $7.4 billion, or 15.3% of the loan portfolio were secured by non-owner-occupied real estate at December 31, 2025. Loans secured by consumer real estate were $1.6 million, or 3.3% of the loan portfolio. This compared to acquired loans secured by non-owner-occupied real estate of $1.7 billion, or 5.0%, and loans secured by consumer real estate of $787.9 million, or 2.3% of the loan portfolio at December 31, 2024.
o	Included within loans secured by non-owner-occupied real estate noted above are construction and land development loans. Total construction and land development loans were $2.5 billion at December 31, 2025 compared to $2.2 billion at December 31, 2024. Construction and land development loans are more susceptible to a risk of loss during a downturn in the business cycle.
◾	Non-acquired construction and land development loans declined $280.0 million to $1.9 billion in 2025 from $2.1 billion at December 31, 2024.
◾	Acquired construction and land development loans increased $644.1 million to $687.5 million in 2025 from $43.4 million at December 31, 2024 due to the Independent merger, net of principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
o	Total consumer real estate loans were comprised of $8.6 billion in consumer owner occupied loans and $1.8 billion in home equity line loans at December 31, 2025. This compares to $7.1 billion in consumer owner-occupied loans and $1.6 billion in home equity line loans at December 31, 2024. During 2025, the consumer real estate loan portfolio increased by $1.7 billion from December 31, 2024 through organic growth, as well as the merger with Independent, net of principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio.
◾	Non-acquired loans secured by consumer real estate were comprised of $7.3 billion in consumer owner occupied loans and $1.6 billion in home equity loans at December 31, 2025. At December 31, 2024, we had $6.6 billion in consumer owner occupied loans and $1.4 billion in home equity loans in the non-acquired loan portfolio.
◾	Acquired loans secured by consumer real estate are comprised of $1.4 billion in consumer owner occupied loans and $228.8 million in home equity loans at December 31, 2025. At December 31, 2024, we had $574.0 million in consumer owner occupied loans and $213.9 million in home equity loans in the acquired loan portfolio.
o	Non-acquired and acquired commercial owner-occupied real estate loans were $5.1 billion, or 10.5%, and $2.5 billion, or 5.1%, respectively, of the total loan portfolio at December 31, 2025 compared to $4.5 billion, or 13.4%, and $1.2 billion, or 3.5%, respectively, of the loan portfolio at December 31, 2024.
◾	Non-acquired commercial owner-occupied real estate loans increased $570.9 million through organic growth and renewals of acquired loans.
◾	Acquired commercial owner-occupied real estate loans increased $1.3 billion due to the Independent merger, net of principal payments, charge offs, foreclosures and renewals of acquired loans that were moved to our non-acquired loan portfolio from December 31, 2024 compared to December 31, 2025.
o	Non-acquired and acquired commercial and industrial loans were $7.2 billion, or 14.9%, and $1.9 billion, or 4.0%, respectively, of the total loan portfolio at December 31, 2025 compared to $5.6 billion, or 16.6%, and $601.3 million, or 1.8%, respectively, of the loan portfolio at December 31, 2024.
◾	Non-acquired commercial and industrial loans increased $1.6 billion during 2025 from December 31, 2024.
◾	Acquired commercial and industrial loans increased $1.3 billion from December 31, 2024 compared to December 31, 2025.

Total loan interest income was $3.0 billion in 2025, an increase of $1.2 billion, or 55.9%, compared to $1.9 billion in 2024. This increase was due to both an increase in the average balance and an increase in the yield on the total loan portfolio in 2025. The overall average balance in the loan portfolio increased $14.3 billion in 2025. The average balance increased on the non-acquired loan portfolio and the acquired loan portfolio $3.5 billion and $10.8 billion, respectively. The growth in the non-acquired loan portfolio average balance was due to normal organic growth and renewals of acquired loans. The growth in the acquired loan portfolio was due to the merger with Independent, net of paydowns and payoffs, along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The overall yield on the loan portfolio increased by 124 basis points in 2025. This increase was due to a 2-basis point decrease in the yield on the non-acquired portfolio and a 126-basis point increase in the yield on the acquired portfolio. The yield on the non-acquired loan portfolio decreased from 5.72% in 2024, to 5.70% in 2025 and the yield on the acquired loan portfolio increased from 6.20% in 2024, to 7.46% in 2025. The overall increase in the yield on the loan portfolio was primarily due to additional loan accretion on acquired Independent loans.

The table below shows the contractual maturity of the non-acquired loan portfolio at December 31, 2025.

Table 11—Maturity Distribution of Non-acquired Loans

December 31, 2025		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$11,786,361	$2,100,719	$5,887,252	$3,494,176	$304,214
Consumer real estate	8,864,430	84,150	482,258	1,245,342	7,052,680
Commercial owner-occupied real estate	5,108,232	323,641	2,145,699	2,430,283	208,609
Commercial and industrial	7,243,731	1,409,942	3,399,095	1,756,057	678,637
Other income producing property	510,470	91,323	272,527	78,424	68,196
Consumer	873,129	61,458	290,817	279,195	241,659
Other loans	2,261	2,261	—	—	—
Total non‑acquired loans	$34,388,614	$4,073,494	$12,477,648	$9,283,477	$8,553,995

Table 12—Non-Acquired Loans Due After One Year - Fixed or Floating

December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$2,823,819	$6,861,823
Consumer real estate	3,547,028	5,233,252
Commercial owner-occupied real estate	2,595,503	2,189,088
Commercial and industrial	3,162,853	2,670,936
Other income producing property	256,026	163,121
Consumer	775,697	35,974
Total non‑acquired loans	$13,160,926	$17,154,194

The table below shows the contractual maturity of the acquired non-purchased credit deteriorated loan portfolio at December 31, 2025.

Table 13—Maturity Distribution of Acquired Non-purchased Credit Deteriorated Loans

December 31, 2025		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$5,346,868	$1,356,567	$2,918,640	$988,665	$82,996
Consumer real estate	1,380,091	66,747	251,646	164,024	897,674
Commercial owner-occupied real estate	1,982,641	248,972	797,508	733,324	202,837
Commercial and industrial	1,789,588	364,167	1,070,720	299,816	54,885
Other income producing property	672,593	137,991	308,497	155,482	70,623
Consumer	60,528	13,840	15,548	29,805	1,335
Other	105	105	—	—	—
Total acquired - non-purchased credit deteriorated loans	$11,232,414	$2,188,389	$5,362,559	$2,371,116	$1,310,350

Table 14—Acquired Non-PCD Loans Due After One Year - Fixed or Floating

December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$1,781,600	$2,208,701
Consumer real estate	698,700	614,644
Commercial owner-occupied real estate	624,241	1,109,428
Commercial and industrial	602,756	822,665
Other income producing property	260,540	274,062
Consumer	41,683	5,005
Total acquired - non-purchased credit deteriorated loans	$4,009,520	$5,034,505

The table below shows the contractual maturity of the acquired purchased credit deteriorated loan portfolio at December 31, 2025.

Table 15—Maturity Distribution of Acquired Purchased Credit Deteriorated Loans

December 31, 2025		1 Year	Maturity	Maturity	Over
(Dollars in thousands)	Total	or Less	1 to 5 Years	5 to 15 Years	15 Years
Non‑owner-occupied real estate	$2,066,891	$660,896	$1,111,660	$266,406	$27,929
Consumer real estate	205,702	8,064	27,405	37,720	132,513
Commercial owner-occupied real estate	486,118	56,834	228,092	142,692	58,500
Commercial and industrial	148,089	83,388	55,462	5,708	3,531
Other income producing property	49,090	8,790	25,119	10,718	4,463
Consumer	21,609	704	5,360	15,544	1
Total acquired ‑ purchased credit deteriorated loans (PCD)	$2,977,499	$818,676	$1,453,098	$478,788	$226,937

Table 16—Acquired PCD Loans Due After One Year - Fixed or Floating

December 31, 2025
(Dollars in thousands)	Fixed Rate	Variable Rate
Non‑owner-occupied real estate	$648,659	$757,336
Consumer real estate	111,927	85,711
Commercial owner-occupied real estate	161,326	267,958
Commercial and industrial	21,057	43,644
Other income producing property	8,467	31,833
Consumer	20,905	—
Total acquired ‑ purchased credit deteriorated loans (PCD)	$972,341	$1,186,482

Total commercial non-owner-occupied loans of $16.7 billion, approximately 34.3% of the total loans held for investment, was the largest category of the loan portfolio as of December 31, 2025. As of December 31, 2025, approximately 94% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $16.7 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 96% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Table 17—Commercial Non-Owner-Occupied Loans

Commercial Non-Owner-Occupied Loans	Net Book	Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Non-Accrual	Accruing	Special Mention
December 31, 2025
Loan Type:
Retail	$4,516,819	$2,278	0.10%	1.75%	1.57%
Multifamily	2,843,452	4,127	1.71%	22.64%	12.55%
Warehouse/Industrial	2,449,760	2,143	—%	6.43%	2.69%
Office	1,839,157	1,605	0.73%	8.16%	3.14%
Hotel	1,383,286	5,300	0.04%	5.99%	3.11%
Medical	929,856	2,094	—%	2.25%	0.47%
Other	924,936	1,697	—%	6.50%	5.50%
Self Storage	699,843	3,431	—%	12.68%	4.93%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of December 31, 2025.

Nonperforming Assets (“NPAs”)

The level of risk elements in the loan portfolio, OREO and other nonperforming assets for the past two years is shown below:

Table 18—Nonperforming Assets

	December 31,
(Dollars in thousands)	2025	2024
Non-acquired:
Nonaccrual loans	$157,662	$134,867
Accruing loans past due 90 days or more	2,997	3,293
Modified loans to a borrower experiencing financial difficulty – nonaccrual	4,313	7,115
Total non-acquired nonperforming loans	164,972	145,275
Other real estate owned (“OREO”) (1) (2)	4,961	648
Other nonperforming assets (3)	312	534
Total OREO and other nonperforming assets excluding acquired assets	5,273	1,182
Total nonperforming assets excluding acquired assets	170,245	146,457
Acquired:
Nonaccrual loans (4)	129,402	58,923
Accruing loans past due 90 days or more	1,944	—
Modified loans to a borrower experiencing financial difficulty – nonaccrual	5,778	6,391
Total acquired nonperforming loans	137,124	65,314
Acquired OREO and other nonperforming assets:
Acquired OREO (1)	3,810	1,505
Other acquired nonperforming assets (3)	91	78
Total acquired OREO and other nonperforming assets	3,901	1,583
Total acquired nonperforming assets	141,025	66,897
Total nonperforming assets	$311,270	$213,354
Excluding acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.49%	0.50%
Total nonperforming assets as a percentage of total assets (6)	0.25%	0.32%
Nonperforming loans as a percentage of period end loans (5)	0.48%	0.49%
Including acquired assets:
Total nonperforming assets as a percentage of total loans and repossessed assets (5)	0.64%	0.63%
Total nonperforming assets as a percentage of total assets (6)	0.46%	0.46%
Nonperforming loans as a percentage of period end loans (5)	0.62%	0.62%
(1)	Consists of real estate acquired as a result of foreclosure. Excludes certain property no longer intended for bank use.

(2)	Excludes non-acquired bank premises held for sale of $0 and $3.3 million as of December 31, 2025 and 2024, respectively, that is now separately disclosed on the balance sheet.
(3)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(4)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(5)	Loan data excludes mortgage loans held for sale.
(6)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total non-acquired nonperforming loans were $165.0 million, or 0.48% of total non-acquired loans, an increase of approximately $19.7 million, or 13.6%, from December 31, 2024. The increase in nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $23.3 million, offset by a decrease in commercial nonaccrual loans of $497,000, a decrease in modified loans to borrowers with financial difficulties on nonaccrual of $2.8 million and a decrease in accruing loans past due 90 days or more of $296,000. The increase in consumer nonaccrual loans year over year was primarily in first mortgage 1-4 family owner occupied loans. Acquired nonperforming loans were $137.1 million, or 0.96% of total acquired loans, an increase of $71.8, or 109.9% from December 31, 2024. The increase in acquired nonperforming loans was mainly driven by an increase in commercial nonaccrual loans of $68.7 million, an increase in consumer nonaccrual loans of $1.8 million, an increase in accruing loans past due 90 days or more of $1.9 million, offset by a decrease in restructured loans of $612,000. The majority of the increase in acquired commercial nonaccrual loans was due to the addition of $75.1 million in loans acquired in the merger with Independent, offset by a $6.4 million decline in legacy commercial nonaccrual loans. The $75.1 million in nonaccrual loans acquired were primarily commercial real estate and commercial and industrial loans.

The top ten nonaccrual loans at December 31, 2025 totaled $96.1 million and consisted of four loans located in Texas, two in North Carolina, one in Alabama, one in Florida, one in Georgia, and one in South Carolina. These loans comprise 32.3% of total nonaccrual loans at December 31, 2025, with around 60% being real estate collateral dependent and the other 40% being non real estate. We currently hold a specific reserve against three of these ten loans, totaling $15.9 million. The remaining seven loans do not carry a specific reserve due to carrying balances being below current collateral values.

As of December 31, 2025, the Bank had a total of $195.0 million loans to borrowers experiencing financial difficulty. Of the $195.0 million, $189.5 million loans were current, $4.5 million loans were 30 to 89 days past due and $925,000 were 90 days past due.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposure

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, in this Annual Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

Management considers forward-looking information in estimating expected credit losses. The Company subscribes to a third-party service which provides a quarterly macroeconomic baseline outlook and alternative scenarios for the United States economy. The baseline, along with the evaluation of alternative scenarios, is used by management to determine the best estimate within the range of expected credit losses. Management evaluates the appropriateness of the reasonable and supportable forecast scenarios and takes into consideration the scenarios in relation to actual economic and other data, such as gross domestic product growth, monetary and fiscal policy, inflation, supply chain issues and global events like the Russian/Ukraine conflict and unrest in the middle east, and changes in global trade policy, as well as the volatility and magnitude of changes within those scenarios quarter over quarter, and consideration of conditions within the Bank’s operating environment and geographic area. Additional forecast scenarios may be weighted along with the baseline forecast to arrive at the final reserve estimate. While periods of relative economic stability should generally lead to stability in forecast scenarios and weightings to estimate credit losses, periods of instability can likewise require management to adjust the selection of scenarios and weightings, in accordance with the accounting standards. For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to the long term mean of historical factors within four quarters using a straight-line approach. The Company generally uses an eight-quarter forecast and a four-quarter reversion period.

There are several headwinds that continue to weigh on the economy, though the U.S. has thus far avoided a recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. As of December 31, 2025, management selected a baseline weighting of 40%, a 25% weighting for an upside scenario and a 35% weighting for the more severe scenario. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. Weightings were unchanged from the prior quarter and reflect a broadly neutral outlook with continued recognition of downside risks and elevated uncertainty in the economic forecast from flat job growth, high interest rates, lack of clarity on trade policy impacts, and tightening credit conditions. Improved GDP growth and employment resilience kept expected losses largely stable.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see Note 1—Summary of Significant Accounting Policies in this Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures. As of December 31, 2025 and 2024, the liabilities recorded for expected credit losses on unfunded commitments were $69.6 million and $45.3 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

As of December 31, 2025, the balance of the ACL was $585.2 million, or 1.20%, of total loans. For the year ended December 31, 2025, the ACL increased $119.9 million from the balance of $465.3 million at December 31, 2024. The increase in ACL of $119.9 million included an initial provision related to PCD loans acquired from Independent of $135.4 million, an initial provision related to Non-PCD loans acquired from Independent of $80.0 million, a $15.5 million provision for all other loans, and $111.0 million in net charge-offs, which included $56.7 million of acquisition date charge-offs on PCD loans acquired from Independent. For both the three and twelve months ended December 31, 2025, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks. As of December 31, 2024, the balance of the ACL was $465.3 million or 1.37% of total loans. For the year ended December 31, 2024, the ACL increased $8.7 million from the balance of $456.6 million at December 31, 2023. The increase in ACL of $8.7 million included $27.0 million of provision for credit losses, and $18.2 million in net charge-offs. For both the three and twelve months ended December 31, 2024, the Company recorded provision for credit losses due to loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks.

At December 31, 2025, the Company had a reserve on unfunded commitments of $69.6 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $45.3 million at December 31, 2024. During the three and twelve months ended December 31, 2025, the Company recorded an increase in the reserve for unfunded commitments of $1.1 million and $24.3 million, respectively. Of the $24.3 million of provision for credit losses recorded for unfunded commitments during the twelve months ended December 31, 2025, $12.1 million was related to the initial provision for unfunded commitments acquired from Independent and $12.2 million was for all other unfunded commitments. For the prior comparative period, the Company recorded an increase in the reserve for unfunded commitments of $3.8 million and a release for $11.0 million, respectively. The provision for credit losses for unfunded commitments is based on the growth in unfunded loan commitments, production mix, and current forecast scenarios applied to our modeling to adequately capture growing economic recessionary risks. This amount was recorded in Provision for Credit Losses on the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during 2025.

The ACL provides 1.94 times coverage of nonperforming loans at December 31, 2025. Net charge offs to total average loans during the year ended December 31, 2025 were 0.23%, compared to 0.06% during the year ended December 31, 2024. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent of $56.7 million, to total average loans, during the twelve months ended December 31, 2025 were 0.11%. The ACL, including reserve for unfunded commitments, as a percentage of loans were 1.35% and 1.51%, respectively, as of December 31, 2025 and 2024.

The following table provides the allocation, by segment, for expected credit losses for the year ended December 31, 2025. While non-owner occupied CRE is the largest segment of our loan portfolio, the risk profile of the non-owner occupied CRE portfolio remains low and stable. We have a granular loan portfolio where the average loan size of the non-owner occupied CRE portfolio is less than $2.5 million. Loans for the commercial office space, which are included in the non-owner occupied CRE portfolio, represent approximately 4% of the total outstanding portfolio with an average loan size of less than $2 million as of December 31, 2025. 94% of these office spaces are located in the Company’s southeast footprint, of which approximately 72% mature in 2027 or later.

Table 19—Allocation of the Allowance by Segment

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% *	Amount	% *
Residential Mortgage Senior	$55,947	19.8%	$42,687	22.4%
Residential Mortgage Junior	1,356	0.1%	432	0.1%
Revolving Mortgage	14,150	3.9%	14,845	4.8%
Residential Construction	8,732	1.2%	9,298	1.1%
Other Construction and Development	53,494	3.9%	65,553	5.2%
Consumer	19,280	2.0%	17,484	3.1%
Multifamily	58,678	5.8%	22,279	4.7%
Municipal	1,799	1.9%	1,197	2.3%
Owner-Occupied Commercial Real Estate	73,871	15.5%	78,753	16.9%
Non-Owner-Occupied Commercial Real Estate	174,797	28.5%	111,538	23.1%
Commercial and Industrial	123,093	17.4%	101,214	16.3%
Total	$585,197	100.0%	$465,280	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios by loan segment, for the year ended December 31, 2025 and 2024:

Table 20—Disaggregated Net Recovery (Charge Off) Ratio by Segment

	Year Ended
	December 31, 2025			December 31, 2024
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(2,052)	$9,365,431	(0.02)%	$(379)	$7,369,909	(0.01)%
Residential Mortgage Junior	363	47,813	0.76%	222	18,642	1.19%
Revolving Mortgage	253	1,817,066	0.01%	949	1,546,347	0.06%
Residential Construction	150	633,257	0.02%	(263)	517,782	(0.05)%
Other Construction and Development	1,161	2,334,425	0.05%	(868)	1,970,675	(0.04)%
Consumer	(8,994)	999,052	(0.90)%	(5,664)	1,139,980	(0.50)%
Multifamily	(18,867)	2,652,011	(0.71)%	66	1,234,870	0.01%
Municipal	—	876,841	—%	—	761,195	—%
Owner-Occupied Commercial Real Estate	(4,929)	7,454,173	(0.07)%	(380)	5,554,828	(0.01)%
Non-Owner-Occupied Commercial Real Estate	(12,198)	13,337,427	(0.09)%	1,184	7,889,448	0.02%
Commercial and Industrial	(65,876)	7,870,767	(0.84)%	(13,111)	5,128,543	(0.26)%
Total	$(110,989)	$47,388,263	(0.23)%	$(18,244)	$33,132,219	(0.06)%

The following table presents a summary of the changes in the ACL for the years ended December 31, 2025, 2024 and 2023:

Table 21—Summary of the Changes in ACL

	Year Ended December 31,
	2025			2024			2023
	Non-PCD	PCD		Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573	$309,606	$46,838	$356,444
Allowance adjustment - FMV for Independent acquisition	—	135,441	135,441	—	—	—	—	—	—
Initial Allowance for Non-PCD loans acquired during period	79,971	—	79,971	—	—	—	—	—	—
Independent Day 1 PCD loan net charge-offs	—	(56,688)	(56,688)	—	—	—	—	—	—
Loans charged-off	(66,680)	(4,619)	(71,299)	(30,347)	(4,723)	(35,070)	(39,077)	(1,571)	(40,648)
Recoveries of loans previously charged off	10,090	6,908	16,998	12,433	4,393	16,826	9,987	5,795	15,782
Net (charge-offs) recoveries	(56,590)	(54,399)	(110,989)	(17,914)	(330)	(18,244)	(29,090)	4,224	(24,866)
Provision (recovery) for credit losses	47,701	(32,207)	15,494	38,997	(12,046)	26,951	143,360	(18,365)	124,995
Balance at end of period	$516,041	$69,156	$585,197	$444,959	$20,321	$465,280	$423,876	$32,697	$456,573

Total loans, net of unearned income:
At period end	$48,598,527			$33,902,927			$32,388,489
Average	47,388,263			33,132,219			31,403,291
Net charge-offs as a percentage of average loans (annualized)	0.23%			0.06%			0.08%
Allowance for credit losses as a percentage of period end loans	1.20%			1.37%			1.41%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	193.71%			220.94%			249.90%

*      Net charge-offs at December 31, 2025, 2024 and 2023 include automated overdraft protection (“AOP”) and insufficient fund (“NSF”) principal net charge-offs of $3.8 million, $2.8 million and $6.8 million, respectively, that are included in the consumer classification above.

**    Average loans, net of unearned income does not include loans held for sale3

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

The following table presents total deposits for the two years at December 31:

Table 22—Total Deposits

	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing deposits	$13,375,697	$10,192,116
Savings deposits	2,820,621	2,414,172
Interest‑bearing demand deposits	31,590,246	21,288,856
Total savings and interest‑bearing demand deposits	34,410,867	23,703,028
Certificates of deposit	7,354,868	4,161,095
Other time deposits	4,365	4,627
Total time deposits	7,359,233	4,165,722
Total deposits	$55,145,797	$38,060,866

The following are key highlights regarding overall changes in total deposits:

●	Total deposits increased $17.1 billion, or 44.9%, for the year ended December 31, 2025, compared to 2024, reflecting balances assumed through the Independent acquisition during the first quarter of 2025 and organic deposit growth.

o	Noninterest-bearing deposits (demand deposits) increased by $3.2 billion, or 31.2%, for the year ended December 31, 2025.
o	Savings deposits increased $406.4 million, or 16.8%, when compared with December 31, 2024.
o	Money market (Market Rate Checking) and other interest-bearing demand deposits increased $10.3 billion, or 48.4%, for the year ended December 31, 2025

o	Time deposits, including brokered time deposits, increased by $3.2 billion, or 76.7%, when compared with December 31, 2024. The Company saw an increase in its brokered time deposits to $1.7 billion at December 31, 2025 from $614.5 million at December 31, 2024, reflecting increased use of brokered deposits to support balance sheet growth.
o	At December 31, 2025, and 2024, core deposits (total deposits excluding time deposits) represented 87% and 89%, respectively, of total deposits.

The following are key highlights regarding overall growth in average total deposits:

●	Total deposits averaged $53.4 billion in 2025, an increase of $16.0 million, or 42.8%, from 2024, primarily attributable to deposit balances assumed in the Independent acquisition.
o	Average interest-bearing deposits increased by $12.9 billion, or 48.1%, to $39.8 billion in 2025 compared to 2024.
o	Average noninterest-bearing demand deposits increased by $3.1 billion, or 29.1%, to $13.6 billion in 2025 compared to 2024.

The following table provides a maturity distribution of certificates of deposit of $250,000 or more for the next twelve months as of December 31:

Table 23—Maturity Distribution of Certificates of Deposits of $250 Thousand or More

	December 31,	December 31,
(Dollars in thousands)	2025	2024	% Change
Within three months	$1,080,218	$707,894	52.6%
After three through six months	692,531	243,784	184.1%
After six through twelve months	328,191	118,763	176.3%
After twelve months	38,816	23,234	67.1%
	$2,139,756	$1,093,675	95.6%

At December 31, 2025 and 2024, the Company estimates that it has approximately $22.0 billion and $14.7 billion, respectively, in uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements by the FDIC for the Call Report.

The following table provides a maturity distribution of uninsured time deposits for the next twelve months as of December 31, 2025 and 2024:

Table 24—Maturity Distribution of Uninsured Time Deposits

	December 31,
(Dollars in thousands)	2025	2024	% Change
Within three months	$539,973	$343,644	57.1%
After three through six months	371,031	117,784	215.0%
After six through twelve months	222,691	75,513	194.9%
After twelve months	20,567	13,984	47.1%
	$1,154,262	$550,925	109.5%

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

Capital and Dividends

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of December 31, 2025, shareholders’ equity was $9.1 billion, an increase of $3.2 billion, or 53.8%, compared to the balance at December 31, 2024. The change from year-end 2024 was mainly attributable to the issuance of $2.5 billion in stock related to the acquisition of Independent, net income of $798.7 million, an increase in the market value of securities available for sale, net of tax of $323.6 million and the recognition of equity based compensation of $37.0 million. These increases were offset by dividends paid on common shares of $230.2 million and common stock repurchased under our stock repurchase plan and equity plans of $235.8 million.

The following shows the changes in shareholders’ equity during 2025:

Table 25—Changes in Shareholders’ Equity

(Dollars in thousands)
Total shareholders' equity at December 31, 2024	$5,890,415
Net income	798,667
Dividends paid on common shares ($2.28 per share)	(230,203)
Dividends paid on restricted stock units	(1,100)
Net increase in market value of securities available for sale, net of deferred taxes	323,553
Net decrease in market value of post retirement plan, net of deferred taxes	(13)
Stock options exercised	472
Employee stock purchases	4,543
Equity based compensation	37,005
Excise tax on repurchase of corporate stock	(1,832)
Common stock repurchased - buyback plan	(224,108)
Common stock repurchased - equity plans	(11,712)
Stock issued pursuant to the acquisition of Independent	2,472,947
Stock issued in lieu of cash - directors fees	474
Total shareholders' equity at December 31, 2025	$9,059,108

The 2025 Repurchase Program authorized the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. During 2025, the Company repurchased 2,440,000 shares at a weighted average price of $91.85 per share pursuant to the 2025 Stock Repurchase Program. As of December 31, 2025, there was a total of 560,000 shares remaining authorized to be repurchased.

On January 11, 2026, the Board of Directors of the Company approved the 2026 Repurchase Plan. This 2026 Repurchase Plan authorization replaces the Company’s pre-existing authorization previously approved in January 2025, under which 560,000 shares remained available for repurchase, and which was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan.

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

Under the current capital rules, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock and Tier 1 minority interests. Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt, trust preferred securities and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When the current capital rules were first implemented, the Bank exercised its one-time opportunity to opt out of much of this treatment of AOCI, allowing us to retain our pre-existing treatment for AOCI.

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

Table 26—Capital Adequacy Ratios

The following table presents our consolidated capital ratios under the applicable capital rules:

	December 31,
(In percent)	2025	2024	2023
Common equity Tier 1 risk-based capital	11.36%	12.62%	11.75%
Tier 1 risk‑based capital	11.36%	12.62%	11.75%
Total risk‑based capital	13.84%	14.96%	14.08%
Tier 1 leverage	9.26%	10.04%	9.42%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital and Tier 1 leverage ratios all declined compared to December 31, 2024. The capital ratios declined mainly due to the effects on capital and assets from the acquisition of Independent. Tier 1 capital increased by 29.4% and 34.8% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition and the net income recognized during 2025. Total risk-based capital increased by 32.9% and 34.3% at both the Company and Bank, respectively, with the increase in equity resulting from the issuance of shares of common stock for the Independent acquisition, the net income recognized during 2025 along with the increase in the allowance for credit losses and unfunded commitments includable in Tier 2 capital. Both regulatory risk-based assets and quarterly average assets increased in 2025 when compared to the fourth quarter with average assets for both the Company and Bank increasing by 40% and risk-based assets increasing by 44%. The increases in both average assets and risk-based assets were mainly due to the assets acquired in the Independent acquisition during the first quarter of 2025. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification. Should the Company need to sell its available for sale and held to maturity securities for liquidity purposes and recognize the unrealized losses as of December 31, 2025 through earnings, all else equal, our capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

During 2025, the Bank paid dividends to SouthState totaling $485.0 million. The Bank was not required to obtain approval of the OCC to pay these dividends. We used these funds primarily to pay our dividend to shareholders of $230.2 million and repurchase shares of our common stock on the open market totaling $224.1 million.

The following table provides the amount of dividends and payout ratios for the years ended December 31, 2025, 2024 and 2023:

Table 27—Dividends Paid to Common Shareholders

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Dividend payments to common shareholders	$230,203	$161,597	$154,919
Dividend payout ratios	28.82%	30.22%	31.34%

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit not to exceed 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit not to exceed 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of December 31, 2025, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased by approximately $5.0 billion, or approximately 16.9%, compared to the balance at December 31, 2024. The increase in the non-acquired loan portfolio was due to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio increased by $9.7 billion, or 215.9%, from the balance at December 31, 2024 from loans acquired from the Independent acquisition, offset by principal paydowns, charge-offs, foreclosures and renewals of acquired loans. For more detail around the changes in the loan portfolio see the Loan Portfolio section in MD&A starting on page 80.

Our investment securities portfolio (excluding trading securities) increased $1.9 billion, or approximately 28.2%, compared to the balance at December 31, 2024. Increases in the investment securities portfolio came from $1.6 billion in securities acquired in the Independent acquisition and $7.1 billion in investment securities purchased during 2025, including securities purchased from reinvesting funds provided by the sales of securities acquired from Independent and the securities repositioning completed during the first quarter of 2025. The securities repositioning improved the yield and shortened the duration of the investment portfolio. The increases in investment securities from the acquisition and purchases were partially offset as a result of maturities, calls, and paydowns of investment securities totaling $7.0 billion and a reduction from the net amortization of premiums of $11.0 million. The net unrealized loss of the available for sale securities decreased during 2025 by $425.8 million mainly through the securities repositioning and the recognition of losses in the portfolio and the impact of lower market interest rates. Of the $7.1 billion in purchases of investment securities during the year, $7.0 billion were in available for sale securities and $117.4 million were in other investment securities. There were no purchases of held to maturity securities during the quarter. Other investment securities purchased were mainly related to capital stock with the Federal Home Loan Bank and Federal Reserve Bank of which we sold back $45.1 million during 2025. The purchases in the Federal Home Loan Bank Stock and Federal Reserve Bank Stock during the year were mainly due to stock holding requirements related to the Independent acquisition and FHLB borrowing activity. The Bank pledges a portion of its investment portfolio for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of December 31, 2025, the bank pledged 69.0% of the market value of its available for sale and held to maturity investment portfolios. As of December 31, 2025, the Bank had unpledged securities with a market value of $2.5 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents increased $1.8 billion in 2025 to $3.2 billion at December 31, 2025, compared to $1.4 billion at December 31, 2024. The increase in cash and cash equivalents was due to the cash received from the sale-leaseback transaction of approximately $456.4 million, an increase in deposits, excluding deposits assumed from Independent, of approximately $1.9 billion, and an increase in federal funds purchased and securities sold under agreements to repurchase of $103.3 million. The increase in deposits, excluding deposits assumed from Independent, was mainly due to increases in interest-bearing checking accounts (including money market accounts) and brokered time deposits. These increases were partially offset by cash used to fund net loan growth, excluding loans assumed from Independent, of $1.6 billion and by cash used to fund investment growth, excluding investments assumed from Independent, of $325.9 million.

At December 31, 2025 and December 31, 2024, we had $1.7 billion and $614.5 million of traditional, out–of-market brokered time deposits, respectively. At December 31, 2025 and December 31, 2024, we had $4.0 billion and $2.5 billion, respectively, of reciprocal deposits. At December 31, 2025, we also had $2.0 billion in brokered interest-bearing checking and money market accounts. The Company has allowed some higher costing local deposits run off in 2025 and replaced the deposits with brokered and other out of market deposits at lower interest rates. Total deposits were $55.1 billion at December 31, 2025, an increase of $17.1 billion from $38.1 billion at December 31, 2024. Our deposit growth since December 31, 2024 was mainly attributable to the deposits acquired in the Independent acquisition of $15.2 billion. See further discussion on changes in deposits in the Interest-Bearing Liabilities and Noninterest-Bearing Deposits section of this MD&A. Total short-term borrowings at December 31, 2025 were $618.2 million consisting of $306.8 million in federal funds purchased, $311.4 million in securities sold under agreements to repurchase. Total long-term borrowings, consisting of trust preferred securities and subordinated debentures, increased by $305.0 million to $696.5 million at December 31, 2025. This increase was mainly due to $360.5 in corporate and subordinated debentures assumed in the Independent acquisition. The Company also issued $350.0 million in new subordinated debt in the second quarter of 2025 and subsequently paid off $405.0 million in subordinated debt in the third quarter of 2025 that had reached its call date and the end of its fixed rate period. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions, and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $55.1 billion in total deposits at December 31, 2025, approximately 70% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $39,000. Approximately 24% of total deposits are noninterest-bearing at December 31, 2025.

The Bank supplements its in-market deposits with brokered deposits. While the Bank has a policy limit for brokered time deposits of no more than 15% of total deposits, it has operated well below this policy limit. At December 31, 2025, the Company had $3.8 billion in brokered deposits including $1.7 billion in brokered time deposits, $1.9 billion of ICS brokered demand deposits, and $83.6 million of other brokered demand deposits. Total brokered deposits represented 6.9% of total deposits at December 31, 2025. Brokered deposits totaled $614.5 million, or 1.6% of total deposits at December 31, 2024. In 2025, the Company has allowed some higher costing local deposits run off and replaced the deposits with brokered and other out of market deposits at lower interest rates.

As discussed below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of December 31, 2025.

Table 28—Primary Funding Sources to Uninsured Deposits

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,732
Federal Reserve Bank of Atlanta Discount Window	11,139
Liquid cash and cash equivalents	3,148
Fair value of securities that can be pledged	2,395
Total primary sources	$22,414
Uninsured deposits, excluding collateralized deposits	$16,663
Uninsured and collateralized deposits	$21,970
Coverage ratio, uninsured deposits	102.0%
Coverage ratio, uninsured and uncollateralized deposits	134.5%
Ratio of uninsured and collateralized deposits to total deposits	39.8%

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

At December 31, 2025, the Bank had a total FHLB credit facility of $5.7 billion, with no outstanding borrowings in short-term FHLB advances and $17.8 million in secured credit exposure at year-end, leaving $5.7 billion in availability on the FHLB credit facility. At December 31, 2025, the Bank had $11.1 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at year-end. The Bank has $2.4 billion in pledgeable market value of securities at December 31, 2025, that can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total deposits (consolidated bank), which would allow capacity of $8.3 billion at December 31, 2025. The Bank had $3.8 billion of outstanding brokered deposits at the end of the year leaving $4.5 billion in available capacity. All of these resources would provide an additional $24.0 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank with no balance outstanding at December 31, 2025. We believe that our liquidity position continues to be adequate and readily available.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of December 31, 2025, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program and its transition from LIBOR to SOFR after June 30, 2023. For additional information on these derivatives refer to Note 26—Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of December 31, 2025, the Company was operating within its interest rate key risk indicator policy limits.

During 2025, the beta assumption applied to deposits increased to reflect changes in deposit mix. From the beginning of the upward rate cycle, our deposit costs increased from five basis points to one hundred and ninety basis points. During that period, the federal funds rate increased 525 basis points, which implies a 35% beta. Management recognizes the difficulty in using historical data to forecast deposit betas in the current environment. For internal purposes, and based on the deposit mix as of December 31, 2025, the total deposit beta assumption was 44.3%. For internal forecasting, management will apply overlays to certain assumptions to adjust for current market conditions rather than use assumptions modeled over longer periods of time.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in October 2025 as the Base Case Scenario. As of December 31, 2025, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 1.4% increase (up 100) and 1.9% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At December 31, 2025, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 1.9% decrease and 0.9% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 4.7% decrease and 0.6% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of December 31, 2025.

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

Table 29—Rate Shock Analysis – Net Interest Income

Percentage Change in Net Interest Income over One Year
Up 300 basis points	3.5%
Up 200 basis points	2.6%
Up 100 basis points	1.4%
Base Case	—%
Down 100 basis points	(1.9)%
Down 200 basis points	(4.1)%
Down 300 basis points	(7.1)%

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

Deposit Concentrations

At December 31, 2025 and 2024, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 6% and 5% of the Company’s average total deposit balances at December 31, 2025 and 2024. We do not have any foreign deposits.

Concentration of Credit Risk

Each category of earning assets has a certain degree of credit risk. We use various techniques to measure credit risk. Credit risk in the investment portfolio can be measured through bond ratings published by independent agencies. In the investment securities portfolio, the investments consist of U.S. government-sponsored entity securities, tax-free securities, or other securities having ratings of “AAA” to “Not Rated”. All securities, with the exception of those that are not rated, were rated by at least one of the nationally recognized statistical rating organizations. The credit risk of the loan portfolio can be measured by historical experience. We maintain our loan portfolio in accordance with credit policies that we have established. Although the Bank has a diversified loan portfolio, a substantial portion of our borrowers’ abilities to honor their contracts is dependent upon economic conditions within our geographic footprint and the surrounding regions. See Concentration of Credit Risk section in Note 1 – Summary of Significant Accounting Policies for further discussion of credit risk concentrations.

Banking regulators have established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At December 31, 2025, the Bank’s CDL concentration ratio was 35.2% and its CRE concentration ratio was 271.8%. At December 31, 2024, the Bank’s CDL concentration ratio was 40.9% and its CRE concentration ratio was 219.6%. As of December 31, 2025 and 2024, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

Contractual Obligations

The following table presents payment schedules for certain of our contractual obligations as of December 31, 2025. Long-term debt obligations totaling $696.5 million include trust preferred junior subordinated debt and corporate subordinated debt. Operating and finance lease obligations of $801.6 million and $1.2 million, respectively, pertain to banking facilities. Certain lease agreements include payment of property taxes and insurance and contain various renewal options. Additional information regarding leases is contained in Note 19—Leases of the audited consolidated financial statements.

Table 30—Obligations

		Less Than	1 to 3	3 to 5	More Than
(Dollars in thousands)	Total	1 Year	Years	Years	5 Years
Long‑term debt obligations *	$696,536	$—	$—	$—	$696,536
Finance lease obligations	1,190	494	696	—	—
Operating lease obligations	801,604	57,805	118,751	117,613	507,435
Total	$1,499,330	$58,299	$119,447	$117,613	$1,203,971

*     Represents principal maturities.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

See “Asset-Liability Management and Market Risk Sensitivity” on page 97 in Management’s Discussion and Analysis of Financial Condition and Results of Operations for quantitative and qualitative disclosures about market risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of

December 31, 2025, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of December 31, 2025, were effective to provide reasonable assurance regarding our control objectives.

Management’s Report on Internal Control over Financial Reporting is included on page F-1 of this Report. The report of SouthState’s independent registered public accounting firm regarding SouthState’s internal control over financial reporting begins on page F-2 of this Report.

Changes in Internal Controls

During the first quarter of 2025, Independent merged into SouthState. We integrated Independent into our overall internal control over financial reporting processes during the second quarter of 2025. Except for changes made in connection with this integration of Independent, there has been no change in our internal control over financial reporting during our most recent fiscal quarter, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This Report entitled “Report of Independent Registered Public Accounting Firm” appears in Item 8.

Item 9B. Other Information.

On December 9, 2025, David R. Brooks, a member of the Company’s Board of Directors, terminated a 10b5-1 trading plan that had been adopted on August 26, 2025. The termination was not related to any material nonpublic information and no transactions occurred under this plan.

On December 10, 2025, David R. Brooks adopted a new Rule 10b-51 trading plan in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The plan provides for the potential sale of up to 300,109 shares of the Company’s common stock, subject to specified price, volume, and timing conditions. Transactions under the plan may begin after the expiration of the applicable cooling-off period and will terminate the earlier of November 30, 2026 or the completion of all planned transactions. As of the date of this report, no transactions have occurred under the new plan.

During the year ended December 31, 2025, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required to be disclosed by this item will be disclosed in the Company’s definitive proxy statement to be filed no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Shareholders under the sections captioned (i) “Proposal 1: Electing Directors”, (ii) “Corporate Governance” including the subsection captioned “Board Meetings, Committee Membership, and Attendance”; (iii) Related Person and Certain Other Transactions; (iv) Shareholder Proposals and Nominations for our 2027 Annual Meeting; (v) “Director Compensation – Stock Retention Requirements, 10b5-1 Plans and Hedging and Pledging Prohibitions - Insider Trading Policy and 10b5-1 Rules”, (vi) “Compensation Discussion and Analysis – Executive Summary – Our Named Executive Officers”, (vii) “Audit Committee Report”, (viii) “Proxy Statement Summary – Additional Corporate Governance Information”, and (ix) “Stock Ownership of Directors, Executive Officers, and Certain Beneficial Owners – Delinquent Section 16(a) Reports.” We incorporate such required information herein by reference.

We have adopted policies and procedures reasonably designed to promote compliance with relevant insider trading laws, rules and regulations, and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation.

The information required to be disclosed by this item will be disclosed in our definitive proxy statement to be filed no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Shareholders under the captions “Compensation Discussion and Analysis,” “Director Compensation,” and “Executive Compensation,” including the sections titled “Summary Compensation Table,” “Grants of Plan-based Awards Table,” “Year-end Equity Values and Equity Exercised or Vested Table,” “Nonqualified Deferred Compensation Table,” “Pension Benefits Table,” and “Potential Payments Upon Termination or Change of Control.” We incorporate such required information herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table contains certain information as of December 31, 2025, relating to securities authorized for issuance under our equity compensation plans:

	A	B	C
Number of
Securities
remaining
	Number of		available for
	securities to be	Weighted-	future issuance
	issued upon	average exercise	under equity
	exercise of	price of	Compensation
	Outstanding	Outstanding	plans (excluding
	options,	options,	Securities
	warrants, and	warrants, and	reflected in
Plan Category	Rights	Rights	column “A”)
Equity compensation plans approved by security holders	28,815	$61.00	3,088,612
Equity compensation plans not approved by security holders	None	n/a	n/a

Included within the 3,088,612 number of securities available for future issuance in Column C of the table above are 1,874,774 shares remaining for future grant from the 2,451,634 of authorized shares under our Amended and Restated 2020 Omnibus Incentive Plan and 1,213,838 shares remaining for future grant from the 1,763,825 of authorized shares under our Amended and Restated 2002 Employee Stock Purchase Plan. Shares issued in respect of restricted stock and restricted stock units granted under the Amended and Restated 2020 Omnibus Incentive Plan count as one share for every share/unit granted under the plan.

Other information required to be disclosed by this item will be disclosed under the captions “Stock Ownership of Directors, Executive Officers and Certain Beneficial Owners” in our definitive proxy statement to be filed no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Shareholders. We incorporate such required other information herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required to be disclosed by this item will be disclosed under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be filed no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required to be disclosed by this item will be disclosed under the caption “Audit and Other Fees” in our definitive proxy statement to be filed no later than 120 days after December 31, 2025 and in connection with our 2026 Annual Meeting of Shareholders. We incorporate such required information herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. The financial statements and independent auditors’ report referenced in “Item 8—Financial Statements and Supplementary Data” are listed below:

SouthState Bank Corporation and Subsidiaries

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

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated as of June 10, 2025, by and among SouthState Corporation and Morgan Stanley & Co LLC, Piper Sandler & Co., and Keefe, Bruyette & Woods, Inc., as representatives of the several underwriters named therein	8-K	001-12669	1.1	6/11/2025

2.1	Agreement for the purchase and sale of real property with entities affiliated with Blue Owl Real Estate Capital LLC †	8-K	001-12669	10.1	01/13/2025

2.2	Agreement and Plan of Merger dated as of August 19, 2025, by and between SouthState Corporation and SouthState Bank Corporation	8-K	001-12669	2.1	8/19/2025

3.1	Articles of Incorporation of SouthState Bank Corporation	8-K	001-12669	3.1	8/19/2025

3.2	Bylaws of SouthState Bank Corporation	8-K	001-12669	3.2	8/19/2025

3.3	First Amendment to Bylaws of SouthState Bank Corporation					X

4.1	Specimen SouthState Corporation Common Stock Certificate	10-K	001-12669	4.1	2/27/2015

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

4.2	Articles of Incorporation (see Exhibit 3.1)		001-12669

4.3	Bylaws, as amended (see Exhibits 3.2 and 3.3)		001-12669

4.4	Description of Securities	10-K	001-12669	4.4	2/26/2021

4.5	Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee	S-3, Am. No. 1	001-35854	4.6	6/25/2014

4.6	Fourth Supplemental Indenture, dated as of July 31, 2024, between Independent Bank Group, Inc. and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee	8-K	001-35854	4.2	7/29/2024

4.7	Sixth Supplemental Indenture, dated as of January 1, 2025, among SouthState Corporation, Independent Bank Group, Inc. and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee	8-K	001-12669	4.7	1/2/2025

4.8	Eighth Supplemental Indenture, dated as of August 31, 2025, among SouthState Corporation, SouthState Bank Corporation, and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee	8-K	001-12669	4.16	9/4/2025

4.9	Form of 8.375% Fixed-to-Floating Rate Subordinated Notes due 2034 of Independent Bank Group, Inc. #	8-K	001-35854	4.2	7/29/2024

4.10	Indenture dated as of June 13, 2025, between SouthState Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-12669	4.1	6/13/2025

4.11	First Supplemental Indenture dated as of June 13, 2025, between SouthState Corporation and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-12669	4.2	6/13/2025

4.12	Second Supplemental Indenture dated as of August 31, 2025, between SouthState Corporation, SouthState Bank Corporation, and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-12669	4.7	9/4/2025

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.1	SCBT Financial Corporation Stock Incentive Plan *	DEF 14A	001-12669	Appendix A	3/12/2004

10.2	Form of Split-Dollar Agreement of CenterState Bank Corporation *	8-K	001-32017	10.1	1/11/2006

10.3	Employment Agreement between CenterState Bank Corporation and John C. Corbett *	8-K	001-32017	10.4	7/14/2010
10.4	Amended and Restated SCBT, N.A. Deferred Income Plan executed November 30, 2010, to be effective December 1, 2010 *	8-K	001-12669	10.1	12/6/2010

10.5	Employment Agreement between CenterState Bank Corporation and Stephen D. Young *	10-K	001-32017	10.10	3/16/2011

10.6	Form of Stock Option Agreement under the SouthState Bank Corporation Omnibus Stock and Performance Plan *	8-K	001-12669	10.2	1/22/2013

10.7	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.1A	12/22/2015

10.8	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and Richard Murray, IV *	8-K	001-36878	10.2A	12/22/2015

10.9	Supplemental Executive Retirement Benefits Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.1B	12/22/2015

10.10	Split-Dollar Agreement dated January 1, 2016 by and between National Bank of Commerce and William E. Matthews, V *	8-K	001-36878	10.2B	12/22/2015

10.11	SouthState Bank Corporation Omnibus Stock and Performance Plan (Originally approved by shareholders on April 24, 2012, as Amended and Restated Effective as of April 20, 2017) *	DEF 14A	001-12669	Appendix A	3/6/2017

10.12	Amendment Number 1 through 4 to Gateway Financial Holdings of Florida, Inc. Officers’ and Employees’ Stock Option Plan *	S-8	000-32017	10.1	5/1/2017

10.13	HCBF Holding Company, Inc. Amended and Restated 2010 Stock Incentive Plan *	S-8	000-32017	10.1	1/2/2018

10.14	Annual Incentive Plan dated March 23, 2018 *	8-K	001-12669	10.1	3/27/2018

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.15	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	9/17/2018

10.16	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.2A	9/17/2018

10.17	2018 Supplemental Executive Retirement Benefits Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1B	9/17/2018

10.18	2018 Split-Dollar Agreement dated September 12, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.2B	9/17/2018

10.19	Employment Agreement between CenterState Bank Corporation and Richard Murray IV *	8-K	000-32017	10.1	11/26/2018

10.20	Employment Agreement between CenterState Bank Corporation and William E. Matthews V *	8-K	000-32017	10.2	11/26/2018

10.21	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1A	12/18/2018

10.22	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and Richard Murray IV *	8-K	001-36878	10.1B	12/18/2018

10.23	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2A	12/18/2018

10.24	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray IV, dated December 13, 2018 *	8-K	001-36878	10.2B	12/18/2018

10.25	Amendment No. 1 to Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1C	12/18/2018

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.26	Amendment No. 1 to 2018 Supplemental Executive Retirement Benefits Agreement dated December 13, 2018, by and between National Bank of Commerce and William E. Matthews V *	8-K	001-36878	10.1D	12/18/2018

10.27	Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, dated December 13, 2018 *	8-K	001-36878	10.2C	12/18/2018

10.28	Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews V, dated December 13, 2018 *	8-K	001-36878	10.2D	12/18/2018

10.29	Amendment No. 1 to Premier Community Bank of Florida 2015 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.10	4/1/2019

10.30	Amendment No. 1 to Premier Community Bank of Florida 2017 Stock Option Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registrations Statement (333-224820), dated May 10, 2018) *	S-8 POS	000-32017	10.12	4/1/2019

10.31	First Amendment to the First Landmark Bank 2015 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.4	4/1/2019

10.32	First Amendment to the First Landmark Bank 2007 Stock Option Plan (Incorporated by reference to Exhibit 10.3a to the National Commerce Corporation Form S-4 Registration Statement (333-225524), dated June 8, 2018) *	S-8 POS	000-32017	10.7	4/1/2019

10.33	Employment Agreement between SouthState Bank and for Renee R. Brooks dated January 25, 2020 *	10-K	001-12669	10.31	2/21/2020

10.34	Employment Agreement between South State Bank and Jonathan Kivett, dated January 25, 2020 *	10-K/A	001-12669	10.34	3/6/2020

10.35	CenterState Bank Corporation (formerly CenterState Banks, Inc.) 2013 Equity Incentive Plan, as amended September 17, 2015 *	S-8	001-12669	4.7	6/9/2020

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.36	CenterState Bank Corporation 2018 Equity Incentive Plan *	S-8	001-12669	4.11	6/9/2020
10.37	SouthState Deferred Income Plan (Amended and Restated) *	S-8	001-12669	4.4	8/3/2020

10.38	SouthState Bank Corporation 2020 Omnibus Incentive Plan *	DEF 14A	001-12669	Annex C	8/12/2020

10.39	SouthState Bank Corporation Non-Employee Directors Deferred Income Plan *	S-8	001-12669	4.6	9/30/2020

10.40	Form of Stock Option Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-K	001-12669	10.47	2/26/2021

10.41	Form of Restricted Stock Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.1	5/7/2021

10.42	Form of Performance-based Restricted Share Unit Agreement under the South State Corporation 2020 Omnibus Incentive Plan *	10-Q	001-12669	10.2	5/7/2021

10.43	SouthState Bank Corporation 2002 Employee Stock Purchase Plan (Amended and Restated) *	10-K	001-12669	10.49	2/25/2022

10.44	Form of Performance Share Unit Agreement (Annual Incentive Plan) *	10-K	001-12699	10.58	3/4/2024

10.45	Amended and Restated 2020 Omnibus Incentive Plan *	DEF 14A	001-12699	Appendix B	3/08/2024

10.46	Transition Agreement for David R. Brooks*	10-K	001-12699	10.47	2/21/2025

10.47	Transition Agreement for Daniel W. Brooks*	10-K	001-12699	10.48	2/21/2025

10.48	Amendment and Restatement, dated as of November 15, 2021, to Credit Agreement, dated as of October 28, 2013, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender	8-K	001-12669	10.1	11/16/2021

10.49	Amendment Number One, dated as of November 14, 2022, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.57	2/24/2023

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith
10.50	Amendment No. 2, dated as of November 13, 2023, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.61	3/4/2024

10.51	Amendment No. 3, dated as of November 11, 2024, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender	10-K	001-12699	10.52	2/21/2025

10.52

Amendment No. 4, dated as of November 10, 2025, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender

						X

10.53

Amendment No. 5, dated as of December 29, 2025, to and under Credit Agreement, dated as of November 15, 2021, by and between SouthState Bank Corporation, as borrower, and U.S. Bank National Association, as lender

						X

10.54	Form of Lease Agreement between SouthState Bank, N.A. and entities affiliated with Blue Owl Real Estate Capital LLC	8-K	001-12669	10.2	01/13/2025

19.1	Insider Trading Policy					X

21	Subsidiaries of the Registrant					X

23.1	Consent of Ernst & Young LLP					X

24.1	Power of Attorney (contained herein as part of Annual Report on Form 10-K)					X

31.1	Rule 13a-14(a) Certification of the Principal Executive Officer					X

31.2	Rule 13a-14(a) Certification of the Principal Financial Officer					X

32	Section 1350 Certifications					X

97.1	Compensation Recoupment Policy, approved by SouthState Bank Corporation’s Board of Directors on July 27, 2023, effective as of October 2, 2023 *	10-K	001-12699	97.1	3/4/2024

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith

101

The following financial statements from the Annual Report on Form 10-K of SouthState Bank Corporation, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2025, 2024, and 2023, (v) Consolidated Statement of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

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

SouthState Bank Corporation and certain of its consolidated subsidiaries are parties to long-term debt instruments with respect to trust preferred securities under which the total amount of securities authorized does not exceed 10% of the total assets of SouthState Bank Corporation and its subsidiaries on a consolidated basis. Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, SouthState Bank Corporation agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 20th day of February 2026.

SouthState Bank Corporation (Registrant)

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

Signature	Title	Date
/s/ John C. Corbett
John C. Corbett	Chief Executive Officer and Director	February 20, 2026

/s/ William E. Matthews, v	Senior Executive Vice President,
William E. Matthews, V	Chief Financial Officer	February 20, 2026

/s/ Sara G. Arana	Executive Vice President and Principal
Sara G. Arana	Accounting Officer	February 20, 2026

/s/ Douglas J. Hertz
Douglas J. Hertz	Independent Chairman of the Board of Directors	February 20, 2026

/s/ David R. Brooks
David R. Brooks	Director	February 20, 2026

/s/ Ronald M. Cofield, Sr.
Ronald M. Cofield, Sr.	Director	February 20, 2026

/s/ Shantella E. Cooper
Shantella E. Cooper	Director	February 20, 2026

/s/ Martin B. Davis
Martin B. Davis	Director	February 20, 2026

Signature	Title	Date
/s/ Janet P. Froetscher
Janet P. Froetscher	Director	February 20, 2026

/s/ Merriann Metz
Merriann Metz	Director	February 20, 2026

/s/ G. Ruffner Page, Jr.
G. Ruffner Page, Jr.	Director	February 20, 2026

/s/ William Knox Pou, Jr.
William Knox Pou, Jr.	Director	February 20, 2026

/s/ James W. Roquemore
James W. Roquemore	Director	February 20, 2026

/s/ David G. Salyers
David G. Salyers	Director	February 20, 2026

/s/ Ben E. Sasse
Ben E. Sasse	Director	February 20, 2026

/s/ G. Stacy Smith
G. Stacy Smith	Director	February 20, 2026

/s/ Joshua A. Snively
Joshua A. Snively	Director	February 20, 2026

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of SouthState Bank Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Management has assessed the effectiveness of internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Based on the testing performed using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), management of the Company believes that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ SouthState Bank Corporation

Winter Haven, Florida

February 20, 2026

www.SouthStateBank.com

(863) 293-4710 | Winter Haven, Florida | 33880

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Bank Corporation

Opinion on Internal Control Over Financial Reporting

We have audited SouthState Bank Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SouthState Bank Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SouthState Bank Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SouthState Bank Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter

As of December 31, 2025, the Company’s held for investment loan portfolio was $48.6 billion and the associated allowance for credit losses (“ACL”), inclusive of the reserve for unfunded commitments, was $654.8 million. The provision for credit losses was $119.8 million for the year ended December 31, 2025. As described in Notes 1 and 5 to the consolidated financial statements, the Company’s ACL recorded on the balance sheet reflects management’s best estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The ACL is measured on a collective pool basis when similar risk characteristics exist, and the Discounted Cash Flow method (“DCF”) is utilized and aggregated at the pool level. A probability of default (“PD”) and absolute loss given default (“LGD”) are applied to a projective model of the loan’s cash flow while considering prepayment and principal curtailment effects. Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation model.

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

With respect to expected loss forecasting models, with the support of our internal specialists, we evaluated the conceptual soundness of the model methodology and recalculated the model output on a sample basis. We also tested the appropriateness of key inputs and assumptions used in these models by agreeing a sample of inputs to supporting documentation.

Regarding the reasonable and supportable economic forecasts used in the models, we evaluated the reasonableness of management’s selection and weighting of the forecast scenarios used, tested the completeness and accuracy of forecast data to supporting documentation and searched for and evaluated information that corroborated or contradicted the forecast.

Regarding measurement of the qualitative factors, we evaluated the methodology applied and data utilized by management to estimate the appropriate level of the qualitative factors with the support of our internal specialists. We also considered if qualitative factors were consistent with external macroeconomic factors and current credit metrics.

We evaluated the overall ACL amount, including model estimates and qualitative factors, and whether the recorded ACL appropriately reflects expected credit losses on the loan portfolio and unfunded credit commitments. We considered overall trends in credit quality, historical loss statistics, peer-bank information, and subsequent events and considered whether they corroborate or contradict the Company’s measurement of the ACL.

Business Combinations – Fair Value of Acquired Loans
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company acquired Independent Bank Group, Inc. on January 1, 2025 and recognized $13 billion in fair value of acquired loans. To determine the fair value of acquired loans, management used a discounted cash flow approach that estimated the present value of contractual and expected cash flows, adjusted for expected credit losses and market-based discount rates.

Auditing management’s fair value estimate of the acquired loans was complex due to the need for involvement of professionals with specialized skills and knowledge, and due to subjectivity in evaluating management’s credit loss and discount rate assumptions used in the valuation methodology.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over estimating the fair value of the acquired loans, including the selection of the valuation methodology, developing credit loss expectations and determining the discount rate to be used in the discounted cash flow methodology, and testing completeness and accuracy of key inputs used in the valuation, including loan data.

With the support of our internal specialists, we evaluated management’s valuation methodology and key assumptions used to estimate the fair value of the acquired loans. We tested the determination and application of the credit loss and discount rate assumptions by comparing management’s selected assumptions to independently developed ranges based on internal and third-party market data.  Additionally, with the support of our internal specialists, we performed independent comparative calculations of the fair value adjustment to the acquired loans on a sample basis.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2023.

Birmingham, Alabama

February 20, 2026

SouthState Bank Corporation and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and par value)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents:
Cash and due from banks	$583,375	$525,506
Federal funds sold and interest-earning deposits with banks	2,286,928	593,777
Deposits in other financial institutions (restricted cash)	302,180	272,784
Total cash and cash equivalents	3,172,483	1,392,067
Trading securities, at fair value	110,183	102,932
Investment securities:
Securities held to maturity (fair value of $1,732,850 and $1,834,527)	2,048,030	2,254,670
Securities available for sale, at fair value	6,313,756	4,320,593
Other investments	353,428	223,613
Total investment securities	8,715,214	6,798,876
Loans held for sale	345,343	279,426
Loans:
Acquired - non-purchased credit deteriorated loans	11,232,414	3,635,782
Acquired - purchased credit deteriorated loans	2,977,499	862,155
Non-acquired loans	34,388,614	29,404,990
Less allowance for credit losses	(585,197)	(465,280)
Loans, net	48,013,330	33,437,647
Premises and equipment, net	994,176	502,559
Bank owned life insurance (“BOLI”)	1,293,574	1,013,209
Deferred tax assets	112,578	179,884
Derivatives assets	222,886	161,490
Mortgage servicing rights	84,032	89,795
Core deposit and other intangibles	386,326	66,458
Goodwill	3,094,059	1,923,106
Other assets	653,228	433,755
Total assets	$67,197,412	$46,381,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,375,697	$10,192,117
Interest-bearing	41,770,100	27,868,749
Total deposits	55,145,797	38,060,866
Federal funds purchased	306,841	260,191
Securities sold under agreements to repurchase	311,374	254,721
Corporate and subordinated debentures	696,536	391,534
Reserve for unfunded commitments	69,619	45,327
Derivative liabilities	554,748	879,855
Other liabilities	1,053,389	598,295
Total liabilities	58,138,304	40,490,789
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
99,138,204 and 76,322,206 shares issued and outstanding, respectively	247,845	190,805
Surplus	6,480,471	4,259,722
Retained earnings	2,614,173	2,046,809
Accumulated other comprehensive loss	(283,381)	(606,921)
Total shareholders’ equity	9,059,108	5,890,415
Total liabilities and shareholders’ equity	$67,197,412	$46,381,204

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Income

(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Loans, including fees	$3,001,576	$1,925,838	$1,716,405
Investment securities:
Taxable	260,119	155,470	162,907
Tax-exempt	26,573	22,928	23,455
Federal funds sold, securities purchased under agreements to resell and
interest-bearing deposits with banks	91,230	37,126	41,639
Total interest income	3,379,498	2,141,362	1,944,406
Interest expense:
Deposits	995,009	671,825	440,257
Federal funds purchased and securities sold under agreements to repurchase	20,241	20,268	15,589
Corporate and subordinated debentures	60,293	23,874	23,617
Other borrowings	648	9,941	12,335
Total interest expense	1,076,191	725,908	491,798
Net interest income	2,303,307	1,415,454	1,452,608
Provision for credit losses	119,757	15,975	114,082
Net interest income after provision for credit losses	2,183,550	1,399,479	1,338,526
Noninterest income:
Fees on deposit accounts	158,324	136,094	129,015
Mortgage banking income	24,293	20,047	13,355
Trust and investment services income	58,192	45,474	39,447
Correspondent banking and capital markets income	71,987	32,619	49,101
SBA income	9,196	16,226	13,929
Securities (losses) gains, net	(228,811)	(50)	43
Gain on sale-leaseback, net of transaction costs	229,279	—	—
Other income	55,284	51,852	42,016
Total noninterest income	377,744	302,262	286,906
Noninterest expense:
Salaries and employee benefits	797,835	606,869	583,398
Occupancy expense	160,441	90,103	88,695
Information services expense	120,948	92,193	84,472
OREO and loan related expense	10,373	4,687	1,716
Amortization of intangibles	94,722	22,395	27,558
Supplies, printing and postage expense	13,969	10,558	10,578
Professional fees	21,771	16,404	18,547
FDIC assessment and other regulatory charges	40,985	31,152	33,070
FDIC special assessment	(3,835)	3,852	25,691
Advertising and marketing	12,990	9,143	9,474
Merger, branch consolidation, severance-related, and other expense	117,768	20,133	13,162
Other expense	133,117	94,004	98,219
Total noninterest expense	1,521,084	1,001,493	994,580
Earnings:
Income before provision for income taxes	1,040,210	700,248	630,852
Provision for income taxes	241,543	165,465	136,544
Net income	$798,667	$534,783	$494,308
Earnings per common share:
Basic	$7.90	$7.01	$6.50
Diluted	$7.87	$6.97	$6.46
Weighted average common shares outstanding:
Basic	101,043	76,303	76,051
Diluted	101,499	76,762	76,480

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$798,667	$534,783	$494,308
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	196,991	(32,055)	112,743
Tax effect	(47,106)	7,681	(19,458)
Reclassification adjustment for net (gains) loss included in net income	228,811	50	(43)
Tax effect	(55,143)	(12)	10
Net of tax amount	323,553	(24,336)	93,252
Change in the retiree medical plan obligation:
Change in the retiree medical plan obligation during period	(83)	(110)	1,442
Tax effect	26	27	(356)
Reclassification adjustment for changes included in net income	58	45	285
Tax effect	(14)	(11)	(71)
Net of tax amount	(13)	(49)	1,300
Other comprehensive income (loss), net of tax	323,540	(24,385)	94,552
Comprehensive income	$1,122,207	$510,398	$588,860

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	(Loss) Gain	Total
Balance, December 31, 2022	75,704,563	$189,261	$4,215,712	$1,347,042	$(677,088)	$5,074,927
Comprehensive income:
Net income	—	—	—	494,308	—	494,308
Other comprehensive income, net of tax effects	—	—	—	—	94,552	94,552
Total comprehensive income						588,860
Cash dividends declared on common stock at $2.04 per share	—	—	—	(154,919)	—	(154,919)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,265)	—	(1,265)
Employee stock purchases	43,356	108	2,664	—	—	2,772
Stock options exercised	53,225	133	2,793	—	—	2,926
Restricted stock awards	(2,721)	(8)	8	—	—	—
Stock issued pursuant to restricted stock units	455,443	1,140	(1,140)	—	—	—
Common stock repurchased - buyback plan	(100,000)	(250)	(6,498)	—	—	(6,748)
Common stock repurchased	(131,827)	(329)	(8,987)	—	—	(9,316)
Share-based compensation expense	—	—	35,861	—	—	35,861
Balance, December 31, 2023	76,022,039	$190,055	$4,240,413	$1,685,166	$(582,536)	$5,533,098
Comprehensive loss:
Net income	—	—	—	534,783	—	534,783
Other comprehensive loss, net of tax effects	—	—	—	—	(24,385)	(24,385)
Total comprehensive income						510,398
Cash dividends declared on common stock at $2.12 per share	—	—	—	(161,597)	—	(161,597)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,297)	—	(1,297)
Employee stock purchases	38,026	95	2,864	—	—	2,959
Stock options exercised	68,793	172	5,408	—	—	5,580
Restricted stock awards (forfeits)	(356)	(2)	2	—	—	—
Stock issued pursuant to restricted stock units	395,412	989	(989)	—	—	—
Stock issued in lieu of cash - directors fees	3,159	8	270	—	—	278
Common stock repurchased - buyback plan	(100,000)	(250)	(7,735)	—	—	(7,985)
Common stock repurchased	(104,867)	(262)	(8,511)	—	—	(8,773)
Share-based compensation expense	—	—	28,000	—	—	28,000
Cumulative change in accounting principle due to the adoption of ASU 2023-02	—	—	—	(10,246)	—	(10,246)
Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	798,667	—	798,667
Other comprehensive income, net of tax effects	—	—	—	—	323,540	323,540
Total comprehensive income						1,122,207
Cash dividends declared on common stock at $2.28 per share	—	—	—	(230,203)	—	(230,203)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Employee stock purchases	51,114	128	4,415	—	—	4,543
Stock options exercised	9,949	25	447	—	—	472
Stock issued pursuant to restricted stock units	446,440	1,117	(1,117)	—	—	—
Stock issued in lieu of cash - directors fees	5,123	12	462	—	—	474
Common stock repurchased - buyback plan	(2,440,000)	(6,100)	(218,008)	—	—	(224,108)
Common stock repurchased - equity plans	(115,359)	(289)	(11,423)	—	—	(11,712)
Share-based compensation expense	—	—	37,005	—	—	37,005
Excise tax on repurchases of corporate stock	—	—	(1,832)	—	—	(1,832)
Common stock issued for Independent acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, December 31, 2025	99,138,204	$247,845	$6,480,471	$2,614,173	$(283,381)	$9,059,108

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$798,667	$534,783	$494,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,595	56,697	58,826
Provision for credit losses	119,757	15,975	114,082
Deferred income taxes	117,752	(10,852)	1,950
(Gains) losses on sale of securities, net	228,811	50	(43)
Share-based compensation expense	37,005	28,000	35,861
Accretion of discount related to acquired loans	(258,608)	(14,418)	(20,801)
Losses (gains) on disposal of premises and equipment	148	(19)	66
Impairment of lease right of use asset	4,413	—	—
Gains on sale of bank properties held for sale and repossessed real estate	(244,934)	(1,354)	(1,733)
Net amortization of premiums and discounts on investment securities	11,036	19,343	20,136
Bank properties held for sale and repossessed real estate write downs	5,733	255	1,571
Premises and equipment write downs	1,210	—	—
Fair value adjustment for loans held for sale	1,498	69	(833)
Originations and purchases of loans held for sale	(2,101,147)	(1,841,572)	(881,017)
Proceeds from sales of loans held for sale	1,171,734	1,246,249	863,464
Gains on sales of loans held for sale	(21,475)	(24,890)	(3,535)
Increase in cash surrender value of BOLI	(35,888)	(27,573)	(25,141)
Net change in:
Accrued interest receivable	(9,541)	(9,002)	(19,806)
Prepaid assets	6,777	(8,284)	1,967
Operating leases	7,409	72	322
Bank owned life insurance	(3,870)	(2,841)	(1,595)
Trading securities	826,053	281,893	(57)
Derivative assets	(54,667)	11,449	38,077
Miscellaneous other assets	(40,633)	5,908	(6,259)
Accrued interest payable	(29,966)	(16,070)	50,590
Accrued income taxes	(60,356)	52,136	62,509
Derivative liabilities	(332,795)	75,369	(229,657)
Miscellaneous other liabilities	(872)	140,587	(6,495)
Net cash provided by operating activities	300,846	511,960	546,757
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,874,110	1,950	129,614
Proceeds from maturities and calls of investment securities held to maturity	202,461	228,485	190,825
Proceeds from maturities and calls of investment securities available for sale	3,842,339	511,556	590,758
Proceeds from sales and redemptions of other investment securities	45,447	144,896	214,375
Purchases of investment securities available for sale	(6,944,570)	(96,824)	(80,354)
Purchases of other investment securities	(117,369)	(140,119)	(226,701)
Net increase in loans	(1,470,813)	(1,540,747)	(2,234,274)
Net cash received from acquisitions	1,040,765	—	—
Net cash paid for acquisition of customer list	(279)	—	—
Recoveries of loans previously charged off	16,998	16,826	15,782
Purchase of bank owned life insurance	—	—	(5,966)
Purchases of premises and equipment	(70,255)	(35,807)	(38,885)
Proceeds from redemption and payout of bank owned life insurance policies	11,395	8,659	5,956
Proceeds from sale of bank properties held for sale and repossessed real estate	589,580	14,573	11,575
Proceeds from sale of premises and equipment	997	373	856
Net cash provided by (used in) investing activities	20,806	(886,179)	(1,426,439)
Cash flows from financing activities:
Net increase in deposits	1,878,805	1,012,517	699,778
Net increase (decrease) in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	103,303	25,727	(67,232)
Proceeds from borrowings	1,045,122	4,000,000	6,050,200
Repayment of borrowings	(1,105,000)	(4,100,000)	(5,950,200)
Common stock issuance	5,017	3,237	2,772
Common stock repurchases	(235,820)	(16,758)	(16,064)
Dividends paid	(231,303)	(162,894)	(156,184)
Excess tax paid on repurchases of corporate stock	(1,832)	—	—
Stock options exercised	472	5,580	2,926
Net cash provided by financing activities	1,458,764	767,409	565,996
Net increase (decrease) in cash and cash equivalents	1,780,416	393,190	(313,686)
Cash and cash equivalents at beginning of period	1,392,067	998,877	1,312,563
Cash and cash equivalents at end of period	$3,172,483	$1,392,067	$998,877

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$1,106,157	$741,978	$441,208
Income taxes	$170,137	$111,484	$74,725
Recognition of operating lease assets in exchange for lease liabilities	$439,576	$11,134	$1,160
Schedule of Noncash Operating Transactions:
Pooling of interest only strips into trading securities	$20,423	$—	$—
Creation of interest only strips from pooling of SBA loans held for sale	83,022	—	—
Pooling of SBA loans held for sale into trading securities	812,882	353,504	—
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$16,553,467	$—	$—
Other intangible assets acquired	414,553	—	—
Liabilities assumed	15,665,912	—	—
Net identifiable assets acquired over liabilities assumed	1,170,953	—	—
Common stock issued in acquisition	2,472,947	—	—
Real estate transferred from premises and equipment to premises held for sale
related to the sale-leaseback transaction	230,143	—	—
Real estate acquired in full or in partial settlement of loans	32,834	5,658	3,801

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

Note 1—Summary of Significant Accounting Policies

Nature of Operations

SouthState is a financial holding company headquartered in Winter Haven, Florida. During the third quarter of 2025, the Company was redomiciled to the state of Florida through the merger of SouthState Corporation, a South Carolina corporation, with and into SouthState Bank Corporation, a Florida corporation wholly owned by SouthState Corporation prior to such merger and adopting its current name. We provide a wide range of banking services and products to our customers through our Bank with locations located throughout our eight (8) state footprint in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. In addition, the Company operates a correspondent banking and capital markets division within the national bank subsidiary, of which the majority of its bond salesmen, traders and operational personnel are housed in facilities located in Atlanta, Georgia, Birmingham, Alabama, Memphis, Tennessee, and Walnut Creek, California. The Bank operates SouthState Securities Corp. (“SouthState Securities”), a registered broker-dealer headquartered in Memphis, Tennessee that serves primarily institutional clients across the U.S. in the fixed income business. The Bank also operates SouthState PCM, Inc. (“SouthState PCM”), a wholly-owned registered investment advisor. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank operates an investment subsidiary, SSB First Street Corporation, headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio.

The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code, which has been in dissolution since 2024.

The accounting and reporting policies of the Company and its consolidated subsidiary conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). There are 22 unconsolidated subsidiaries of the Company that were established for the purpose of issuing in the aggregate $175.9 million of trust preferred securities at December 31, 2025. See Note 10—Other Borrowings for further detailed descriptions of our trust preferred securities.

Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank, National Association.

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

Reportable Segment

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses for loans and investment securities held to maturity, fair value of financial instruments, fair values of assets and liabilities acquired in business combinations, evaluating impairment of investment securities, goodwill and other intangible asset impairment tests and valuation of deferred tax assets.

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

Concentrations of Credit Risk

The Bank provides agribusiness, commercial, and residential and other consumer loans to customers primarily throughout Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. Although the Bank has a diversified loan portfolio, a substantial portion of our borrowers’ abilities to honor their contracts is dependent upon economic conditions within Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, Virginia, and the surrounding regions.

The Company considers concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.6 billion at December 31, 2025. Based on this criteria, we had eight such credit concentrations at December 31, 2025, including loans secured by 1st mortgage 1-4 family owner occupied residential property (including condos and home equity lines) of $11.0 billion, loans to lessors of nonresidential buildings (except mini warehouses) of $10.5 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.4 billion, loans secured by business assets including accounts receivable, inventory and equipment of $3.5 billion, loans secured by jumbo (original loans greater than amount set by Federal Housing Finance Agency) 1st mortgage 1-4 family owner occupied residential property of $3.3 billion, loans secured by owner occupied nonresidential buildings (excluding office buildings) of $2.9 billion, loans secured by owner occupied office buildings (including medical office buildings) of $2.4 billion, and purchased commercial and industrial syndications of $2.4 billion. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

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

The Company enters from time to time into purchases of securities under agreements to resell substantially identical securities. When the Company enters into such repurchase agreements, the securities purchased under agreements to resell generally consist of U.S. government sponsored entities and agency mortgage backed securities. The Company may elect to use other asset classes at its discretion. It is the Company’s practice to take possession of securities purchased under agreements to resell. The securities are delivered into the Company’s account maintained by a third party custodian designated by the Company under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. The Company monitors the market value of the underlying securities, including accrued interest, which collateralizes the related receivable on agreements to resell. These agreements were considered to be cash equivalents with maturities within less than one year. The Company held no securities under agreements to resell at December 31, 2025.

Trading Securities

Through its Correspondent Banking Department and the Bank’s wholly owned broker dealer SouthState Securities, the Company purchases trading securities and subsequently sells them to their customers to take advantage of market opportunities, when presented, for short-term revenue gains. Securities purchased for this portfolio are primarily municipals, treasuries, mortgage-backed agency, and SBA securities and are held for short periods of time. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Market Income in our Consolidated Statements of Income.

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

In accordance with as ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. For securities designated as available for sale, credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the provision for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the extent to which the fair value has been less than cost, (4) our intent to hold the security as well as there being no requirement to sell the security, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third-party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. The Company performed an analysis that determined that the following securities have a zero expected credit loss: U.S. Treasury Securities, Agency-Backed Securities including securities issued by Ginnie Mae, Fannie Mae, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities in an unrealized loss position as of December 31, 2025 continue to perform as scheduled and we do not believe there is a credit loss or a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Other investments include stock acquired for regulatory purposes, investments in unconsolidated subsidiaries and other nonmarketable investment securities. Stock acquired for regulatory purposes include Federal Home Loan Bank of Atlanta (“FHLB”) stock and Federal Reserve Bank (“FRB”) stock. These securities do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment. Investments in unconsolidated subsidiaries represent a minority investment in various trusts created to issue debt with preferential regulatory capital treatment. See Note 10 – Other Borrowings for additional detail. These investments are recorded at cost and the Company receives quarterly dividend payments on these investments. Other nonmarketable investment securities consist of Business Development Corporation stock and stock in Banker’s Banks. These investments also do not have a readily determinable fair value because their ownership is restricted and they lack a market for trading. As a result, these securities are carried at cost and are periodically evaluated for impairment.

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

ACL – Investment Securities

Management uses a systematic methodology to determine its ACL for investment securities held to maturity. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held to maturity portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. Management monitors the held to maturity portfolio to determine whether a valuation account should be recorded. As of December 31, 2025, the Company had $2.0 billion of held to maturity securities and no related valuation account. As of December 31, 2025, the held to maturity portfolio consisted of U.S. Government Agency, U.S. Government Agency Residential and Commercial Mortgage-backed securities, and Small Business Administration loan-backed securities.

ASC Subtopic 326-30, Financial Instruments—Credit Losses—Available for sale Debt Securities, changed the accounting for recognizing impairment on available for sale debt securities. Each quarter, management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value. Management considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security. The credit loss component would be recognized through the Provision for Credit Losses in the Consolidated Statements of Income. Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable as the Company reverses any accrued interest against interest income if an investment is placed on nonaccrual status. As of December 31, 2025 and December 31, 2024, the accrued interest receivables for investment securities recorded in Other Assets were $38.9 million and $24.2 million, respectively.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. During an acquisition, the Company may identify accruing loans that do not share similar risk characteristics as pooled loans and therefore be individually evaluated. These loans are identified during the credit review process, have unique characteristics or circumstances, and identified as PCD loans, though the loans may remain on accrual status. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Accruing individually evaluated loans will remain in this status until 1) the loan is upgraded to pass, or 2) the loan is downgraded to non accrual and follow the non accrual individually evaluated process. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of December 31, 2025 and December 31, 2024, the accrued interest receivable for loans recorded in Other Assets were $186.5 million and $133.0 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss will be recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of December 31, 2025 and December 31, 2024, the liability recorded for expected credit losses on unfunded commitments was $69.6 million and $45.3 million, respectively. The current adjustment to the ACL for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

Business Combinations and Method of Accounting

The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, the identifiable assets acquired, liabilities assumed, and any noncontrolling interests are recorded at their estimated fair values as of the acquisition date. Fair value measurements are based on management’s estimates and assumptions, which may include discounted cash flow techniques, market participant inputs, third party valuation reports, and other observable data.

All identifiable assets acquired, including loans, are recorded at fair value, which requires us to record purchased financial assets with credit deterioration (PCD assets), defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. In determining the fair value of acquired loans, the Company applies valuation techniques that incorporate assumptions a market participant would use in estimating expected cash flows. Acquired loans are measured using a discounted cash flow approach that estimates the present value of contractual and expected cash flows, adjusted for expected credit losses and market based discount rates. These assumptions are applied to each loan in a pool with similar risk characteristics and results are aggregated at the pool level. Loans that do not share similar risk characteristics are evaluated on an individual basis. Expected cash flows are developed using probability of default (PD) and loss given default (LGD) models calibrated to the specific risk characteristics of the acquired portfolios, prepayment assumptions based on historical experience and borrower behavior, expected life estimates reflecting contractual terms adjusted for expected prepayments and credit considerations, and macroeconomic scenarios consistent with the Company’s CECL framework. Fair value discount rates incorporate the risk free yield curve, a liquidity adjustment, a market participant credit spread, and adjustments for uncertainty in modeled cash flows. These discount rates are benchmarked using observable pricing when available.

There is no credit loss expense affecting net income on acquisition of PCD assets. The initial allowance for credit losses for PCD loans is measured using these expected cash flow models and added to the purchase price to establish the amortized cost basis. Changes in estimates of expected credit losses after acquisition are recognized as provision for credit losses (or recovery for credit losses) in subsequent periods as they arise. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration shall be allocated to each individual asset. At the acquisition date, the initial allowance for credit losses determined on a collective basis shall be allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, shall be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the acquisition date.

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

For further discussion of our loan accounting and acquisitions, see “ACL – Loans” section of this Note 1, Note 2—Mergers and Acquisitions, Note 4—Loans and Note 5—Allowance for Credit Losses to the audited consolidated financial statements.

The fair value of core deposit intangibles acquired in business combinations is estimated using an income based valuation approach that measures the economic benefit of the acquired deposit base relative to alternative market funding. The valuation reflects assumptions a market participant would use in assessing expected cost savings associated with holding the acquired deposits over their estimated lives. Key assumptions include customer attrition that reflect anticipated runoff of acquired deposits, segmentation, alternative cost of funds, retention rates, non-interest income/expense synergy, and discount rate. The discount rate applied in the valuation is based on market based rates of return for intangible assets of similar risk, generally aligned with the weighted average cost of capital for financial institutions and adjusted for risks specific to the acquired deposit base. The resulting core deposit intangible represents the present value of expected cost savings attributable to the assumed deposits over their estimated useful lives. The intangible asset is amortized over its estimated life in a manner that reflects the pattern in which the economic benefits are expected to be realized. For further discussion of our accounting for CDI assets, see Note 7—Goodwill and Other Intangible Assets.

The excess of purchase consideration over the net fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment annually, or more frequently if indicators of impairment arise. Identifiable intangible assets acquired in a business combination—such as core deposit intangibles and customer relationship intangibles—are recognized separately from goodwill at their estimated fair values and amortized over their estimated useful lives in a manner consistent with the pattern of expected economic benefit. In accordance with ASC 805, the Company may revise provisional fair‑value estimates during the measurement period, which may be up to 12 months from the acquisition date, and any such revisions may result in an adjustment to goodwill. For further discussion of our accounting for Goodwill, see Note 7—Goodwill and Other Intangible Assets.

Merger‑related, restructuring, and integration costs, including professional fees, system conversion expenses, personnel‑related costs, contract termination charges, and facility consolidation costs—are expensed as incurred. These costs arise from activities required to integrate acquired operations, including conversion of systems and data to Company platforms, consolidation and alignment of policies and procedures, harmonization of credit and risk management practices, incorporation of acquired portfolios into the Company’s CECL and governance frameworks, and operational integration consistent with regulatory expectations applicable to institutions of the Company’s size and complexity. These integration activities do not affect the measurement principles under ASC 805 or ASC 326 but may influence the timing of related expenses.

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

Leases

Right-of-Use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We determined that we do not have any leases classified as finance leases, and that all of our leases are operating leases, with the exception of the two minor finance leases. ROU assets and liabilities for operating leases are recognized at commencement date based on present value of lease payments not yet paid, discounted using the discount rate for the lease at the lease commencement date over the lease term. Because the rate implicit in the lease is typically not known, the lease incremental borrowing rate is determined by averaging the borrowing rates of multiple borrowing sources available to the Bank. For operating leases, lease expense is determined by the sum of the lease payments to be recognized on a straight-line basis over the lease term.

As of December 31, 2025 and 2024, we had operating ROU assets of $507.1 million and $95.8 million, respectively, recorded within Premises and Equipment on the Consolidated Balance Sheets and a lease liability of $525.3 million and $103.9 million, respectively, recorded within Other Liabilities on the Consolidated Balance Sheets.

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

Intangible Assets

Intangible assets consist of goodwill, core deposit intangibles and client list intangibles that result from the acquisition of other banks or branches from other financial institutions. Core deposit intangibles represent the value of long-term deposit relationships acquired in these transactions. Client list intangibles represent the value of long-term client relationships for the wealth and trust management business. Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed in a business combination. At December 31, 2025 and December 31, 2024, the balance of goodwill was $3.1 billion and $1.9 billion, respectively. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

The Company evaluated the carrying value of goodwill as of October 31, 2025, our annual test date, and determined that no impairment charge was necessary.

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

We report network costs associated with debit card and ATM transactions netted against the related fees from such transactions. For years 2025, 2024, and 2023, gross interchange and debit card transaction fees totaled $48.6 million, $44.1 million, and $41.3 million, respectively, while related network costs totaled $16.3 million, $19.4 million, and $20.7 million, respectively. On a net basis, the Company reported $32.3 million, $24.8 million, and $20.6 million, respectively, as interchange and debit card transactions fees in the accompanying Consolidated Statements of Income within Noninterest Income for the years ended December 31, 2025, 2024, and 2023.

The Company maintains contracts to provide services, primarily for investment advisory and/or custody of assets. Through the Company’s wholly owned subsidiaries, the Bank, and SouthState PCM, the Company contracts with its customers to perform IRA, Trust, and/or Custody and Agency advisory services. Total revenue recognized from these contracts with customers was $58.2 million, $45.5 million, and $39.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023. The Bank has contracts with its customers to perform deposit account services. Total revenue recognized from these contracts with customers is $166.3 million, $142.3 million, and $134.6 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Due to the nature of our relationship with the customers that we provide services, we do not incur costs to obtain contracts and there are no material incremental costs to fulfill these contracts that should be capitalized.

Disaggregation of Revenue - The portfolio of services provided to the Company’s customers which generates revenue for which the revenue recognition standard applies consists of approximately 1.4 million active contracts at December 31, 2025. The Company has disaggregated revenue according to the timing of the transfer of service. Total revenue derived from contracts in which services are transferred at a point in time was $280.1 million, $234.0 million, and $237.3 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Total revenue derived from contracts in which services are transferred over time was $33.1 million, $23.5 million, and $20.9 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Revenue is recognized as the services are provided to the customers. Economic factors impacting the customers could affect the nature, amount, and timing of these cash flows, as unfavorable economic conditions could impair the customers’ ability to provide payment for services. This risk is mitigated as we generally deduct payments from customers’ accounts as services are rendered.

Contract Balances - The timing of revenue recognition, billings, and cash collections results in billed accounts receivable on our balance sheet. Most contracts call for payment by a charge or deduction to the respective customer account but there are some that require a receipt of payment from the customer. For fee per transaction contracts, the customers are billed as the transactions are processed. For hourly rate and monthly service contracts related to trust and some investment revenues, the customers are billed monthly (generally as a percentage basis point of the market value of the investment account). In some cases, specific to SouthState PCM, customers are billed in advance for quarterly services to be performed based on the past quarter’s average account balance. These do create contract liabilities or deferred revenue, as the customers pay in advance for service. Neither the contract liabilities nor the accounts receivables balances are material to the Company’s Consolidated Balance Sheets.

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

Significant Judgments - All of the contracts create performance obligations that are satisfied at a point in time excluding the contracts billed in advance through SouthState PCM and some immaterial deposit revenues. Revenue is recognized as services are billed to the customers. Variable consideration does exist for contracts related to our trust and investment services as revenues are based on market values and services performed. The Company has adopted the right-to-invoice practical expedient for trust management contracts through SouthState Bank, which we contract with our customers to perform IRA, Trust, and/or Custody services.

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

Employee Benefit Plans

The Employee Stock Purchase Plan (“ESPP”) allows for a look-back option which establishes the purchase price as an amount based on the lesser of the stock’s market price at the grant date or its market price at the exercise (or purchase) date. For the shares issued in exchange for employee services under the plan, the Company accounts for the plan under the FASB ASC 718, Compensation—Stock Compensation, in which the fair value measurement method is used to estimate the fair value of the equity instruments, based on the share price and other measurement assumptions at the grant date. See Note 17—Share-Based Compensation for the amount the Company recognized as expense for the years ended December 31, 2025, 2024 and 2023.

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

Management utilizes interest rate hedges to address monthly accrual mismatches related to the Company’s Assumable Rate Conversion (“ARC”) program. The Company is required to execute the correspondent side of its back-to-back swaps with customers with the central clearinghouses, London Clearing House (“LCH”) and Chicago Mercantile Exchange (“CME”). Term SOFR was not available to execute through CME and LCH, and therefore, management elected to convert to the CME-eligible daily SOFR. Because many of the respondent bank customers converted to term SOFR, this created interest rate basis risk. To address this risk, monthly interest rate hedges were executed to minimize the impact of accrual mismatches between the monthly term SOFR used by the customer and the daily SOFR rates used by the central clearinghouses. As these economic interest rate hedges do not meet the strict hedge accounting requirements, changes in the fair value of the swaps are recognized directly in earnings.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. Segment information gives investors an understanding of overall performance and is key to assessing potential future cash flows. In addition, although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements, there is limited information disclosed about a segment’s expenses. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 using the retrospective approach. Aside from the new disclosures required by ASU No. 2023-07, the ASU did not have a material impact on our consolidated financial statements. See Note 29—Segment Reporting for further disclosure.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors, lenders, creditors and other allocators of capital (collectively, “investors”) that use the financial statements to make capital allocation decisions. The amendments in this ASU address investor requests for more transparency about income tax information, including jurisdictional information, by requiring consistent categories and greater disaggregation of information in both the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The adoption of this ASU did not have a material impact on its financial statements beyond the additional required disclosures.

Issued But Not Yet Adopted Accounting Standards

In December 2026, the FASB issued Accounting Standards Update (ASU) No. 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross‑up approach for accounting for credit losses. This ASU introduces the concept of purchased seasoned loans and requires certain acquired loans (excluding credit cards) that have not experienced significant credit deterioration since origination to be accounted for using the gross‑up approach, addressing longstanding stakeholder concerns regarding the complexity and reduced comparability under previous guidance that distinguished between PCD and non‑PCD assets. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross‑up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The ASU also updates disclosure requirements to include separate presentation of the initial allowance recognized for purchased seasoned loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the adoption date. In the event of future acquisitions, this ASU will likely have a material impact on the Company’s financial statements.

In September 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, seeking to update the guidance on accounting for software. This ASU addresses stakeholder and investor concerns on the challenges of applying current internal-use software accounting requirements that do not specifically address software developed using modern incremental and iterative methods, which has led to diversity in practice in determining when to begin capitalizing software costs. The ASU removes all references to a prescriptive and sequential software development method. The amendments require an entity to start capitalizing software costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

In November 2024, the FASB has issued Accounting Standards Update ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

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

During the years ended December 31, 2025 and 2024, the Company incurred approximately $119.8 million and $8.0 million, respectively, of acquisition costs related to the Independent acquisition. These acquisition costs are reported in Merger, Branch Consolidation, Severance-Related, and Other Expense on the Company’s Consolidated Statements of Net Income.

The Independent acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805. The Company recognized goodwill on this acquisition of $1.2 billion. The goodwill was calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date, inclusive of measurement period adjustments identified during the measurement period. In addition to the fair value adjustments and measurement period adjustments recorded during 2025 for assets acquired and liabilities assumed from Independent, the table below includes on the line adjustments representing expenses incurred by Independent that were contingent upon the consummation of the acquisition, as well as reclassifications to conform with the Company’s presentation and other adjustments.

				Reclassifications		Adjusted	Preliminary		Subsequent		Fair Value of
	As Recorded	On The Line		and Other		Acquired	Fair Value		Fair Value		Net Assets Acquired at
(Dollars in thousands, except per share data)	by Independent	Adjustments		Adjustments		Balance Sheet	Adjustments		Adjustments		Date of Acquisition
Assets
Cash and cash equivalents	$1,043,293	$—		$(2,415)	(d)	$1,040,878	$—		$—		$1,040,878
Investment securities	1,644,381	—		2,782	(e)	1,647,163	(56,711)	(i)	—		1,590,452
Loans held for sale	12,430	—		—		12,430	—		—		12,430
Loans held for investment, net of allowance for credit losses	13,452,928	—		750	(f)	13,453,678	(445,321)	(j)	(16,798)	(j)	12,991,559
Premises and equipment, net	348,071	—		33,133	(g)	381,204	(65,530)	(k)	—		315,674
Bank owned life insurance	252,001	—		—		252,001	—		—		252,001
Deferred tax asset	72,362	6,596	(a)	231	(h)	79,189	35,374	(l)	1,849	(l)	116,412
Bank property held for sale	—	—		—		—	72,000	(m)	6,474	(m)	78,474
Goodwill	476,021	—		—		476,021	(476,021)	(n)	—		—
Core deposit and other intangible assets	38,808	—		—		38,808	373,270	(o)	2,475	(o)	414,553
Other assets	226,032	(23,000)	(b)	(35,915)	(e, g)	167,117	(11,530)	(p)	—		155,587
Total assets	$17,566,327	$(16,404)		$(1,434)		$17,548,489	$(574,469)		$(6,000)		$16,968,020

Liabilities
Deposits:
Noninterest-bearing	$3,241,446	$—		$(3,276)	(d)	$3,238,170	$—		$—		$3,238,170
Interest-bearing	11,966,362	—		2,459	(d)	11,968,821	1,722	(q)	—		11,970,543
Total deposits	15,207,808	—		(817)		15,206,991	1,722		—		15,208,713
Other borrowings	354,713	—		—		354,713	5,809	(r)	—		360,522
Other liabilities	95,409	6,859	(c)	(1,103)	(d)	101,165	(4,488)	(s)	—		96,677
Total liabilities	15,657,930	6,859		(1,920)		15,662,869	3,043		—		15,665,912
Net identifiable assets acquired over liabilities assumed	1,908,397	(23,263)		486		1,885,620	(577,512)		(6,000)		1,302,108
Goodwill	—	—		—		—	1,164,953		6,000		1,170,953
Net assets acquired over liabilities assumed	$1,908,397	$(23,263)		$486		$1,885,620	$587,441		$—		$2,473,061

Consideration:
SouthState Bank Corporation common shares issued											24,858,731
Purchase price per share of the Company's common stock											$99.48

Company common stock issued											$2,472,947
Cash exchanged for fractional shares											114
Fair value of total consideration transferred											$2,473,061

On the Line Adjustments

(a)	represents deferred tax assets related to the on the line adjustments which were contingent upon the consummation of the merger.
(b)	represents acquiree investment banker fees contingent upon the consummation of the merger paid by Independent prior to the effective time of the merger.
(c)	represents employer payroll taxes related to the acceleration of outstanding stock awards that fully vested upon the consummation of the merger.

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
(j)

represents approximately 1.6%, or $214.8 million, initial credit mark on the loan portfolio and 4.4% total initial mark, or $600.6 million, including interest rate discount, derived from a third party valuation. Also includes the reversal of Independent's ending allowance for credit losses of $133.0 million and $22.2 million of existing Independent fair value adjustments. The fair value for loans was subsequently adjusted by $16.8 million due to an increase in the credit mark (ACL) related to PCD loans.

(k)	represents the fair value adjustments of $65.5 million on bank premises and equipment, inclusive of bank property transferred to held for sale as of the acquisition date.
(l)

represents net deferred tax assets related to the initial fair value adjustments with effective tax rate of 23.5%. This includes an adjustment from Independent's blended tax rate to SouthState's blended tax rate. The difference in tax rates relates to state income taxes. Also includes approximately $1.8 million of net deferred tax assets related to subsequent fair value adjustments recorded during the current period.

(m)

represents a transfer of $72.0 million of bank real estate to bank property held for sale. Subsequently, the fair value of the property, net of selling costs, was adjusted by $6.5 million based on the terms of the executed sale agreement, closing statement and selling costs.

(n)	represents the reversal of Independent's existing goodwill.
(o)

represents the core deposit intangibles ("CDI") of $412.1 million, or 3.6% of core deposits, derived from a third party valuation, net of $38.8 million of existing CDI from prior transactions completed by Independent and reversed on the acquisition date. The Company recorded a wealth customer relationship intangible for approximately $2.5 million in the second quarter of 2025.

(p)	represents the fair value adjustments on repossessed real estate of $4.2 million and write-offs of $7.3 million of prepaids and miscellaneous other assets.
(q)	represents the premium for fixed maturity time deposits of $1.7 million derived from a third party valuation.
(r)

represents the reversal of the existing Independent discount and issuance costs on trust preferred securities and subordinated debentures of $7.6 million, and recording the net discount of $1.8 million for trust preferred securities and subordinated debentures derived from a third party valuation.

(s)

represents the reversal of $2.9 million of the existing reserve for unfunded commitments, a fair value adjustment of $2.2 million for lease liabilities, net of adjustments of approximately $660 thousand for miscellaneous accruals.

Comparative and Pro Forma Financial Information for the Independent Acquisition

Pro-forma data for the year ended December 31, 2024 listed in the table below presents unaudited pro-forma information as if the Independent acquisition occurred at the beginning of 2024. These results combine the historical results of Independent in the Company’s Consolidated Statements of Income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the Independent acquisition taken place on January 1, 2024.

Merger-related costs of $119.8 million from the Independent acquisition were incurred during 2025 and excluded from the pro forma information presented below. Merger-related costs of $8.0 million incurred during the year ended December 31, 2024 were also excluded from pro forma information below. No adjustments have been made to reduce the impact of any Other Real Estate Owned (“OREO”) write downs, investment securities sold or repayment of borrowings recognized by Independent in 2024. The core system conversion for the Independent acquisition was completed during the second quarter of 2025. The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition, which are not reflected in the pro forma amounts below. The total revenues presented below represent pro-forma net interest income plus pro-forma noninterest income:

Pro Forma
Year Ended
December 31, 2024
(Dollars in thousands, except per share data)	(Unaudited)
Total revenues (net interest income plus noninterest income)	$2,454,092
Net interest income	$2,095,756
Net adjusted income available to the common shareholder	$590,822
EPS — basic	$5.85
EPS — diluted	$5.82

Note 3—Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2025:
U.S. Government agencies	$132,913	$—	$(15,767)	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	—	(177,101)	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	—	(55,232)	323,875
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	—	(58,332)	278,578
Small Business Administration loan-backed securities	46,076	—	(8,748)	37,328
	$2,048,030	$—	$(315,180)	$1,732,850
December 31, 2024:
U.S. Government agencies	$147,272	$—	$(23,498)	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,297,543	—	(241,204)	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	411,721	—	(72,057)	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	348,338	—	(72,391)	275,947
Small Business Administration loan-backed securities	49,796	—	(10,993)	38,803
	$2,254,670	$—	$(420,143)	$1,834,527

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
December 31, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,826,307	$10,108	$(138,307)	$1,698,108
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,208,710	23,979	(47,105)	2,185,584
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	903,209	3,282	(74,042)	832,449
State and municipal obligations	1,141,377	1,252	(135,217)	1,007,412
Small Business Administration loan-backed securities	593,973	548	(26,088)	568,433
Corporate securities	23,000	—	(1,230)	21,770
	$6,696,576	$39,169	$(421,989)	$6,313,756
December 31, 2024:
U.S. Treasuries	$10,654	$2	$—	$10,656
U.S. Government agencies	169,207	—	(18,789)	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,659,851	97	(282,423)	1,377,525
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	557,288	19	(98,212)	459,095
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,234,573	562	(194,580)	1,040,555
State and municipal obligations	1,117,330	2	(171,609)	945,723
Small Business Administration loan-backed securities	351,814	19	(41,721)	310,112
Corporate securities	28,499	—	(1,990)	26,509
	$5,129,216	$701	$(809,324)	$4,320,593

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
December 31, 2025:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	95,681
$353,428
December 31, 2024:
Federal Home Loan Bank stock	$18,087
Federal Reserve Bank stock	150,261
Investment in unconsolidated subsidiaries	3,563
Other investment securities	51,702
$223,613

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of December 31, 2025, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt and equity securities at December 31, 2025, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$23,367	$23,328
Due after one year through five years	123,013	112,980	380,125	379,408
Due after five years through ten years	414,949	370,335	912,389	858,743
Due after ten years	1,510,068	1,249,535	5,380,695	5,052,277
	$2,048,030	$1,732,850	$6,696,576	$6,313,756

The following table summarizes information with respect to sales of available for sale securities for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025			2024	2023
(Dollars in thousands)	Sales of Securities Acquired from Independent	Investment Securities Sales	Total	Investment Securities Sales	Investment Securities Sales
Sale proceeds	$1,279,717	$1,594,393	$2,874,110	$1,950	$129,614
Gross realized gains	—	8,892	8,892	—	1,335
Gross realized losses	—	(237,703)	(237,703)	(50)	(1,292)
Net realized (losses) gain	$—	$(228,811)	$(228,811)	$(50)	$43

There were no sales of held to maturity securities for years ended December 31, 2025, 2024 or 2023.

The Company had 1,073 securities with gross unrealized losses at December 31, 2025. Information pertaining to securities with gross unrealized losses at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than		Twelve Months
	Twelve Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
December 31, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$15,767	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	177,101	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	55,232	323,874
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,332	278,579
Small Business Administration loan-backed securities	—	—	8,748	37,328
	$—	$—	$315,180	$1,732,850
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$459	$145,357	$137,848	$803,407
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	46	40,399	47,059	278,620
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	228	152,299	73,814	423,165
State and municipal obligations	572	43,620	134,645	903,784
Small Business Administration loan-backed securities	680	284,036	25,408	202,322
Corporate securities	—	—	1,230	21,769
	$1,985	$665,711	$420,004	$2,633,067
December 31, 2024:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$23,498	$123,774
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	241,204	1,056,339
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	72,057	339,664
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	72,391	275,947
Small Business Administration loan-backed securities	—	—	10,993	38,803
	$—	$—	$420,143	$1,834,527
Securities Available for Sale
U.S. Treasuries (1)	$—	$—	$—	$—
U.S. Government agencies	—	—	18,789	150,418
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	294	14,341	282,129	1,350,268
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	98,212	454,908
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	792	53,342	193,788	918,338
State and municipal obligations	1,484	19,400	170,125	923,431
Small Business Administration loan-backed securities	24	6,747	41,697	289,786
Corporate securities	—	—	1,990	26,509
	$2,594	$93,830	$806,730	$4,113,658
(1)	The U.S. Treasury securities in a continuous unrealized losses position for less than twelve months at December 31, 2024, had a combined gross unrealized loss total of less than $1,000.

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

At December 31, 2025, investment securities with a market value of $5.2 billion and a carrying value of $5.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 10—Other Borrowings, under the “Short-Term Borrowings”, “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.5 billion carrying value of investment securities pledged, $5.2 billion were pledged to secure public funds deposits, $182.2 million were pledged to secure FHLB advances, and $83.3 million were pledged to secure interest rate swap positions with correspondents. At December 31, 2024, investment securities with a market value of $2.4 billion and a carrying value of $2.6 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $2.6 billion carrying value of investment securities pledged, $2.3 billion were pledged to secure public funds deposits, $193.7 million were pledged to secure FHLB advances and $101.5 million were pledged to secure interest rate swap positions with correspondents.

Trading Securities

At December 31, 2025 and 2024, trading securities, at estimated fair value, were as follows:

	December 31,	December 31,
(Dollars in thousands)	2025	2024
U.S. Government agencies	$1,872	$15,002
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	9,799	14,803
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	1,419	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	5,966	14,419
State and municipal obligations	24,816	35,896
Small Business Administration loan-backed securities	66,173	22,571
Other debt securities	138	241
	$110,183	$102,932

Net gains on trading securities for the years ended December 31, 2025, 2024 and 2023 were as follows:

(Dollars in thousands)	2025	2024	2023
Net gains on sales transaction	$2,290	$1,596	$289
Net unrealized gains (losses)	1,090	(583)	278
Net gains on trading securities	$3,380	$1,013	$567

Note 4—Loans

The following is a summary of total loans:

	December 31,
(Dollars in thousands)	2025	2024
Loans:
Construction and land development (1)	$2,548,360	$2,184,327
Commercial non-owner-occupied	16,651,760	9,383,732
Commercial owner-occupied real estate	7,576,991	5,716,376
Consumer owner-occupied (2)	8,618,434	7,144,885
Home equity loans	1,831,789	1,570,084
Commercial and industrial	9,181,408	6,222,876
Other income producing property	1,232,153	607,750
Consumer	955,266	1,062,599
Other loans	2,366	10,298
Total loans	48,598,527	33,902,927
Less: allowance for credit losses	(585,197)	(465,280)
Loans, net	$48,013,330	$33,437,647
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family construction and lot loans.
(2)	Consumer owner occupied real estate includes loans on both 1-4 family owner occupied property, as well as loans collateralized by 1-4 family owner occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the years ended December 31, 2025 and 2024, to include net deferred costs of $97.0 million and $86.7 million, respectively, and unamortized discount total related to loans acquired of $259.5 million compared to $36.9 million, respectively. Accrued interest receivable of $186.5 million and $133.0 million, respectively, are accounted for separately and reported in other assets for the periods December 31, 2025 and 2024.

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

The following tables present the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$862,035	$575,253	$264,370	$175,486	$57,814	$40,977	$147,911	$2,123,846
Special mention	706	137	1,815	20,580	335	510	—	24,083
Substandard	5,292	7,512	32,431	5,898	892	5,564	—	57,589
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$868,033	$582,902	$298,616	$201,964	$59,041	$47,051	$147,911	$2,205,518
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$16	$—	$—	$16

Commercial non-owner-occupied
Risk rating:
Pass	$2,564,868	$1,161,720	$1,304,297	$3,828,512	$2,440,726	$2,996,445	$185,751	$14,482,319
Special mention	51,864	17,084	100,316	383,957	27,680	96,579	10,484	687,964
Substandard	169,713	28,225	100,542	598,777	357,340	226,461	415	1,481,473
Doubtful	—	—	—	—	1	3	—	4
Total Commercial non-owner-occupied	$2,786,445	$1,207,029	$1,505,155	$4,811,246	$2,825,747	$3,319,488	$196,650	$16,651,760
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$4,565	$1,237	$18,033	$9,800	$—	$33,635

Commercial Owner-Occupied
Risk rating:
Pass	$1,210,501	$777,109	$634,593	$1,105,730	$1,110,749	$2,218,753	$102,835	$7,160,270
Special mention	4,609	1,075	12,204	10,424	5,539	17,866	438	52,155
Substandard	19,657	38,394	52,341	115,676	33,813	102,965	1,703	364,549
Doubtful	9	4	—	—	—	4	—	17
Total commercial owner-occupied	$1,234,776	$816,582	$699,138	$1,231,830	$1,150,101	$2,339,588	$104,976	$7,576,991
Commercial owner-occupied
Current-period gross charge-offs	$1,095	$—	$874	$1,628	$184	$1,317	$50	$5,148

Commercial and industrial
Risk rating:
Pass	$2,644,081	$1,056,432	$613,536	$876,480	$410,578	$771,994	$2,396,981	$8,770,082
Special mention	5,089	2,283	20,226	6,023	2,955	2,208	14,387	53,171
Substandard	10,054	50,362	52,210	52,356	37,921	31,469	123,611	357,983
Doubtful	—	3	43	68	50	2	6	172
Total commercial and industrial	$2,659,224	$1,109,080	$686,015	$934,927	$451,504	$805,673	$2,534,985	$9,181,408
Commercial and industrial
Current-period gross charge-offs	$23,240	$2,947	$4,351	$9,157	$12,680	$11,844	$10,007	$74,226

Other income producing property
Risk rating:
Pass	$157,404	$114,264	$88,883	$272,672	$173,188	$210,459	$55,663	$1,072,533
Special mention	2,020	463	145	269	542	2,897	602	6,938
Substandard	1,936	420	1,918	15,540	2,294	17,247	548	39,903
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$161,360	$115,147	$90,946	$288,481	$176,024	$230,603	$56,813	$1,119,374
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$15,587	$3,687	$20,410	$10,949	$11,145	$25,248	$31,042	$118,068
Special mention	118	745	131	—	—	—	—	994
Substandard	1,376	209	—	—	—	158	588	2,331
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$17,081	$4,641	$20,541	$10,949	$11,145	$25,407	$31,630	$121,394
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$2,366	$—	$—	$—	$—	$—	$—	$2,366
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$2,366	$—	$—	$—	$—	$—	$—	$2,366
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$7,456,842	$3,688,465	$2,926,089	$6,269,829	$4,204,200	$6,263,876	$2,920,183	$33,729,484
Special mention	64,406	21,787	134,837	421,253	37,051	120,060	25,911	825,305
Substandard	208,028	125,122	239,442	788,247	432,260	383,864	126,865	2,303,828
Doubtful	9	7	43	68	51	10	6	194
Total Commercial Loans	$7,729,285	$3,835,381	$3,300,411	$7,479,397	$4,673,562	$6,767,810	$3,072,965	$36,858,811
Commercial Loans
Current-period gross charge-offs	$24,335	$2,947	$9,790	$12,022	$30,913	$22,961	$10,057	$113,025

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,182,075	$647,315	$1,014,555	$2,407,217	$1,639,720	$1,543,231	$—	$8,434,113
30 days past due	2,060	3,805	5,472	3,232	3,926	3,369	—	21,864
60 days past due	685	2,557	2,670	620	559	1,626	—	8,717
90 days past due	1,156	9,661	8,967	6,584	1,524	4,454	—	32,346
Total Consumer owner-occupied	$1,185,976	$663,338	$1,031,664	$2,417,653	$1,645,729	$1,552,680	$—	$8,497,040
Consumer owner-occupied
Current-period gross charge-offs	$122	$926	$981	$458	$53	$107	$—	$2,647

Home equity loans
Days past due:
Current	$1,627	$5,549	$2,618	$3,463	$1,308	$13,961	$1,794,239	$1,822,765
30 days past due	50	26	160	199	—	502	2,752	3,689
60 days past due	—	50	212	74	—	108	1,615	2,059
90 days past due	—	218	577	886	138	610	847	3,276
Total Home equity loans	$1,677	$5,843	$3,567	$4,622	$1,446	$15,181	$1,799,453	$1,831,789
Home equity loans
Current-period gross charge-offs	$—	$66	$—	$70	$—	$415	$—	$551

Consumer
Days past due:
Current	$193,165	$134,608	$156,266	$154,801	$62,652	$156,314	$91,731	$949,537
30 days past due	55	117	304	271	205	1,295	75	2,322
60 days past due	41	70	427	50	—	268	65	921
90 days past due	67	177	532	365	47	1,288	10	2,486
Total consumer	$193,328	$134,972	$157,529	$155,487	$62,904	$159,165	$91,881	$955,266
Consumer
Current-period gross charge-offs	$390	$912	$910	$776	$114	$2,655	$6,007	$11,764

Construction and land development
Days past due:
Current	$129,749	$80,514	$27,590	$53,698	$26,284	$24,390	$—	$342,225
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	154	463	—	—	—	617
Total Construction and land development	$129,749	$80,514	$27,744	$54,161	$26,284	$24,390	$—	$342,842
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$3,638	$2,037	$7,756	$50,859	$16,477	$31,521	$86	$112,374
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	16	—	16
90 days past due	—	3	—	258	—	128	—	389
Total other income producing property	$3,638	$2,040	$7,756	$51,117	$16,477	$31,665	$86	$112,779
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,510,254	$870,023	$1,208,785	$2,670,038	$1,746,441	$1,769,417	$1,886,056	$11,661,014
30 days past due	2,165	3,948	5,936	3,702	4,131	5,166	2,827	27,875
60 days past due	726	2,677	3,309	744	559	2,018	1,680	11,713
90 days past due	1,223	10,059	10,230	8,556	1,709	6,480	857	39,114
Total Consumer Loans	$1,514,368	$886,707	$1,228,260	$2,683,040	$1,752,840	$1,783,081	$1,891,420	$11,739,716
Consumer Loans
Current-period gross charge-offs	$512	$1,904	$1,891	$1,304	$167	$3,177	$6,007	$14,962

The following table presents total loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$9,243,653	$4,722,088	$4,528,671	$10,162,437	$6,426,402	$8,550,891	$4,964,385	$48,598,527

Current-period gross charge-offs	$24,847	$4,851	$11,681	$13,326	$31,080	$26,138	$16,064	$127,987

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$623,572	$1,052,852	$2,303,614	$1,578,097	$577,381	$908,983	$—	$7,044,499
30 days past due	1,362	1,847	1,302	614	897	3,045	—	9,067
60 days past due	685	453	2,281	354	251	757	—	4,781
90 days past due	2,283	4,336	6,314	1,730	1,034	3,931	—	19,628
Total Consumer owner-occupied	$627,902	$1,059,488	$2,313,511	$1,580,795	$579,563	$916,716	$—	$7,077,975
Consumer owner-occupied
Current-period gross charge-offs	$35	$328	$284	$16	$21	$44	$—	$728

Home equity loans
Days past due:
Current	$7,309	$6,553	$3,701	$1,515	$1,739	$10,600	$1,527,504	$1,558,921
30 days past due	57	75	74	—	64	788	5,019	6,077
60 days past due	—	73	69	—	—	120	2,044	2,306
90 days past due	52	137	388	76	341	467	1,319	2,780
Total Home equity loans	$7,418	$6,838	$4,232	$1,591	$2,144	$11,975	$1,535,886	$1,570,084
Home equity loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$110	$—	$110

Consumer
Days past due:
Current	$194,192	$218,440	$218,097	$95,017	$50,337	$155,109	$116,590	$1,047,782
30 days past due	103	269	309	261	199	1,426	4,926	7,493
60 days past due	40	64	86	97	95	319	2,994	3,695
90 days past due	20	442	393	147	15	1,128	1,484	3,629
Total consumer	$194,355	$219,215	$218,885	$95,522	$50,646	$157,982	$125,994	$1,062,599
Consumer
Current-period gross charge-offs	$194	$1,610	$1,377	$197	$80	$451	$5,247	$9,156

Construction and land development
Days past due:
Current	$75,490	$81,995	$152,974	$46,873	$13,253	$15,309	$—	$385,894
30 days past due	—	—	—	—	—	16	—	16
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	320	—	1	—	—	321
Total Construction and land development	$75,490	$81,995	$153,294	$46,873	$13,254	$15,325	$—	$386,231
Construction and land development
Current-period gross charge-offs	$—	$—	$304	$—	$—	$—	$—	$304

Other income producing property
Days past due:
Current	$3,041	$6,066	$39,445	$16,556	$3,511	$31,549	$128	$100,296
30 days past due	—	—	—	—	—	24	—	24
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	—	—	117	—	117
Total other income producing property	$3,041	$6,066	$39,445	$16,556	$3,511	$31,690	$128	$100,437
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$903,604	$1,365,906	$2,717,831	$1,738,058	$646,221	$1,121,550	$1,644,222	$10,137,392
30 days past due	1,522	2,191	1,685	875	1,160	5,299	9,945	22,677
60 days past due	725	590	2,436	451	346	1,196	5,038	10,782
90 days past due	2,355	4,915	7,415	1,953	1,391	5,643	2,803	26,475
Total Consumer Loans	$908,206	$1,373,602	$2,729,367	$1,741,337	$649,118	$1,133,688	$1,662,008	$10,197,326
Consumer Loans
Current-period gross charge-offs	$229	$1,938	$1,965	$213	$101	$605	$5,247	$10,298

The following table presents total loans by origination year as of and for the period ending December 31, 2024:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans	$4,798,047	$4,183,610	$8,823,443	$5,446,291	$2,261,836	$5,062,165	$3,327,535	$33,902,927

Current-period gross charge-offs	$3,200	$4,988	$7,911	$1,146	$502	$8,217	$9,106	$35,070

The following table presents an aging analysis of past due accruing loans, segregated by class:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
December 31, 2025
Construction and land development	$3,018	$472	$139	$3,629	$2,537,171	$7,560	$2,548,360
Commercial non-owner-occupied	8,457	304	408	9,169	16,575,180	67,411	16,651,760
Commercial owner-occupied	14,821	4,651	865	20,337	7,516,697	39,957	7,576,991
Consumer owner-occupied	16,301	901	—	17,202	8,527,681	73,551	8,618,434
Home equity loans	2,739	1,226	1	3,966	1,819,479	8,344	1,831,789
Commercial and industrial	24,890	5,860	2,913	33,663	9,052,979	94,766	9,181,408
Other income producing property	1,582	827	615	3,024	1,227,020	2,109	1,232,153
Consumer	2,002	793	—	2,795	949,014	3,457	955,266
Other loans	—	—	—	—	2,366	—	2,366
	$73,810	$15,034	$4,941	$93,785	$48,207,587	$297,155	$48,598,527
December 31, 2024
Construction and land development	$16	$—	$—	$16	$2,182,853	$1,458	$2,184,327
Commercial non-owner-occupied	2,253	748	—	3,001	9,363,226	17,505	9,383,732
Commercial owner-occupied	7,208	2,844	92	10,144	5,670,550	35,682	5,716,376
Consumer owner-occupied	6,536	444	—	6,980	7,094,851	43,054	7,144,885
Home equity loans	4,717	1,511	1	6,229	1,553,832	10,023	1,570,084
Commercial and industrial	28,427	7,700	3,163	39,290	6,091,566	92,020	6,222,876
Other income producing property	237	116	37	390	605,162	2,198	607,750
Consumer	7,023	3,444	—	10,467	1,046,776	5,356	1,062,599
Other loans	—	—	—	—	10,298	—	10,298
	$56,417	$16,807	$3,293	$76,517	$33,619,114	$207,296	$33,902,927

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of December 31, 2025 and December 31, 2024:

	December 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2025	90 Days Accruing(1)	with no allowance(1)	2024
Construction and land development	$7,560	$139	$5,778	$1,458
Commercial non-owner-occupied	67,411	408	61,811	17,505
Commercial owner-occupied real estate	39,957	865	9,472	35,682
Consumer owner-occupied	73,551	—	1,484	43,054
Home equity loans	8,344	1	—	10,023
Commercial and industrial	94,766	2,913	14,583	92,020
Other income producing property	2,109	615	717	2,198
Consumer	3,457	—	—	5,356
Total loans on nonaccrual status	$297,155	$4,941	$93,845	$207,296
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at December 31, 2025.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	December 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2025	Coverage	%	2024	Coverage	%
Construction and land development
Other	$5,778	$7,725	134%	$—	$—	—
Commercial owner-occupied real estate
Church	3,315	6,075	183%	—	—	—
Industrial	—	—	—	2,835	6,831	241%
Other	6,157	9,549	155%	11,087	20,683	187%
Commercial non-owner-occupied real estate
Retail	3,451	5,251	152%	—	—	—
Other	1,250	1,512	121%	—	—	—
Office	12,250	22,015	180%	14,223	15,594	110%
Multifamily	44,860	50,894	113%	—	—	—
Commercial and industrial
Other	49,491	46,539	94%	59,171	74,549	126%
Other income producing property
1-4 family investment property	717	545	76%	1,265	3,286	260%
Consumer owner-occupied
1st Mtg Residential	1,484	2,250	152%	963	954	99%
Home equity loans
Residential 1-4 family dwelling	—	—	—	1,173	2,250	192%
Total collateral dependent loans	$128,753	$152,355		$90,717	$124,147

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. Under ASC 326-20-35-6, the Bank has adopted the collateral-dependent practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are due to appraisal value updates or changes in the number of loans within the asset class and collateral type. As a result of the acquisition of Independent on January 1, 2025, collateral dependent loans increased $65.1 million from the date of acquisition. Overall collateral dependent loans increased by $38.0 million from December 31, 2024 compared to the balance at December 31, 2025.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025, 2024 and 2023, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications.

	Year Ended December 31,
	2025			2024			2023
			Reduction in Weighted			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial non-owner occupied	$14,913	0.09%	1.54%	$—	—	—	$—	—	—
Commercial owner-occupied real estate	735	0.01%	1.20%	—	—	—	839	0.02%	9.50% to 6.00%
Consumer owner-occupied	—	—	—	889	0.01%	2.03%	—	—	—
Commercial and industrial	355	0.00%	1.75%	—	—	—	—	—	—
Total interest rate reductions	$16,003			$889			$839

	Year Ended December 31,
	2025			2024			2023
			Increase in			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$7,583	0.30%	8 months	$—	—	—	$251	0.01%	12 months
Commercial non-owner-occupied	59,347	0.36%	5 months	2,250	0.02%	8 months	1,246	0.01%	24 months
Commercial owner-occupied real estate	1,057	0.01%	9 months	10,500	0.18%	19 months	7,511	0.14%	23 months
Consumer owner-occupied	5,025	0.06%	6 months	1,672	0.02%	5 months	—	—	—
Commercial and industrial	380	0.00%	4 months	16,590	0.27%	42 months	1,674	0.03%	6 months
Other income producing property	215	0.02%	3 months	—	—	—	339	0.05%	60 months
Total term extensions	$73,607			$31,012			$11,021

	Year Ended December 31,
	2025			2024			2023
			Weighted Average of			Weighted Average of			Weighted Average of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial non-owner-occupied	$51,870	0.31%	7 months	$—	—	—	$—	—	—
Commercial owner-occupied real estate	2,098	0.03%	8 months	—	—	—	—	—	—
Total payment delays	$53,968			$—			$—

	Year Ended December 31,
	2025			2024			2023
		Reduction in	Increase in		Reduction in	Increase in		Reduction in	Increase in
		Weighted Average	Weighted		Weighted Average	Weighted		Weighted Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination- Term Extension and Interest Rate Reduction
Consumer owner-occupied	$2,020	2.51%	8 months	$367	6.25% to 3.00%	7 months	$259	3.63% to 3.00%	20 months
Total	$2,020			$367			$259

	Year Ended December 31,
	2025		2024		2023
		Increase in		Increase in		Increase in
	Amortized	Weighted Average	Amortized	Weighted Average	Amortized	Weighted Average
(Dollars in thousands)	Cost	Amortization Term	Cost	Amortization Term	Cost	Amortization Term
Combination- Term Extension and Payment Delay
Construction and land development	$2,760	3 months	$—	—	$—	—
Commercial non-owner occupied	2,440	3 months	—	—	—	—
Commercial and industrial	10,354	5 months	251	15 months	—	—
Total	$15,554		$251		$—

	Year Ended December 31,
	2025			2024			2023
		Reduction in	Increase in			Increase in			Increase in
		Weighted	Weighted		Reduction in	Weighted		Reduction in	Weighted
		Average	Average		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination- Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,802	0.63%	8 months	$—	—	—	$—	—	—
Commercial and industrial	1,160	0.75%	12 months	—	—	—	—	—	—
Total	$30,962			$—			$—

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan, reduce the interest rate, or extended the payment amortization significantly, for borrowers willing to continue to pay, to minimize losses for the Bank. At December 31, 2025, 2024, and 2023, the Company had $2.4 million, $0, and $1.9 million, respectfully, in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of December 31, 2025, 2024, and 2023 by type of modification. The subsequent defaults were all due to past due status greater than 60 days or 90 days, with loss mitigation efforts.

	December 31,
	2025			2024			2023
	Paying Under			Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial non-owner-occupied	$14,913	$—	$—	$—	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	735	—	—	—	—	—	839	—	—
Commercial and industrial	355	—	—	—	—	—	—	—	—
Consumer owner-occupied	—	—	—	889	—	—	—	—	—
Total interest rate reductions	$16,003	$—	$—	$889	$—	$—	$839	$—	$—

Term extension
Construction and land development	$7,301	$—	$282	$—	$—	$—	$251	$—	$—
Commercial non-owner-occupied	59,347	—	—	2,250	—	—	1,246	—	—
Commercial owner-occupied real estate	1,058	—	—	10,500	—	—	7,511	—	—
Commercial and industrial	1,691	—	—	16,590	—	—	1,674	—	—
Other income producing property	215	—	—	—	—	—	339	—	—
Consumer owner-occupied	8,322	—	308	1,672	—	—	—	—	—
Total term extensions	$77,934	$—	$590	$31,012	$—	$—	$11,021	$—	$—

Other-than-insignificant payment delay
Commercial non-owner occupied	$51,870	$—	$—	$—	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	4,642	—	363	—	—	—	—	—	—
Commercial and industrial	1,587	—	—	—	—	—	—	—	—
Total payment delays	$58,099	$—	$363	$—	$—	$—	$—	$—	$—

Term Extension and Interest Rate Reduction
Consumer owner-occupied	$1,685	$—	$335	$367	$—	$—	$259	$—	$—
Total term extension and interest rate combinations	$1,685	$—	$335	$367	$—	$—	$259	$—	$—

Term Extension and Payment Delay
Construction and land development	$2,760	$—	$—	$—	$—	$—	$—	$—	$—
Commercial non-owner occupied	2,440	—	—	—	—	—	—	—	—
Commercial and industrial	10,354	—	—	251	—	—	—	—	—
Total term extension and payment delay combinations	$15,554	$—	$—	$251	$—	$—	$—	$—	$—

Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,802	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	1,160	—	—	—	—	—	—	—	—
Total interest rate reduction and payment delay combinations	$30,962	$—	$—	$—	$—	$—	$—	$—	$—
	$200,237	$—	$1,288	$32,519	$—	$—	$12,119	$—	$—

The following table depicts the performance of loans modified to borrowers experiencing financial difficulty within the previous twelve months, as of December 31, 2025, 2024, and 2023:

	December 31, 2025			December 31, 2024			December 31, 2023
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$10,061	$—	$282	$—	$—	$—	$251	$—	$—
Commercial non-owner-occupied	156,348	2,025	—	2,250	—	—	—	1,246	—
Commercial owner-occupied real estate	4,633	2,165	—	10,500	—	—	8,350	—	—
Commercial and industrial	14,766	380	—	11,431	5,410	—	1,275	399	—
Other income producing property	215	—	—	—	—	—	—	339	—
Consumer owner-occupied	9,718	289	643	1,772	1,156	—	—	259	—
Total	$195,741	$4,859	$925	$25,953	$6,566	$—	$9,876	$2,243	$—

Note 5—Allowance for Credit Losses (ACL)

See Note 1—Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses as follows:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Year Ended December 31, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	20,359	—	8,075	93,820	4,773	135,441
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	(18,065)	—	(1,016)	(13,036)	(22,187)	(56,688)
Charge-offs	(2,572)	(14)	(551)	—	(16)	(9,441)	(802)	—	(4,132)	(1,732)	(52,039)	(71,299)
Recoveries	581	377	804	150	1,177	2,770	—	—	219	2,570	8,350	16,998
Net (charge-offs) recoveries	(2,052)	363	253	150	1,161	(8,994)	(18,867)	—	(4,929)	(12,198)	(65,876)	(110,989)
Provision (recovery) (2)	4,550	476	(1,039)	(5,416)	(31,419)	10,422	31,102	(1,345)	(11,214)	(49,920)	69,297	15,494
Balance at end of period December 31, 2025	$55,947	$1,356	$14,150	$8,732	$53,494	$19,280	$58,678	$1,799	$73,871	$174,797	$123,093	$585,197

Year Ended December 31, 2024
Allowance for credit losses:
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
Charge-offs	(728)	—	(110)	(304)	(2,162)	(9,156)	—	—	(1,199)	(530)	(20,881)	(35,070)
Recoveries	349	222	1,059	41	1,294	3,492	66	—	819	1,714	7,770	16,826
Net recoveries (charge-offs)	(379)	222	949	(263)	(868)	(5,664)	66	—	(380)	1,184	(13,111)	(18,244)
Provision (recovery) (2)	(34,986)	(535)	2,954	4,537	649	(183)	8,447	297	7,553	(26,701)	64,919	26,951
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280

Year Ended December 31, 2023
Allowance for credit losses:
Balance at end of period December 31, 2022	$72,188	$405	$14,886	$8,974	$45,410	$22,767	$3,684	$849	$58,083	$78,485	$50,713	$356,444
Charge-offs	(187)	—	(177)	—	(225)	(12,042)	—	—	(126)	(304)	(27,587)	(40,648)
Recoveries	922	108	1,250	128	687	2,247	41	—	938	962	8,499	15,782
Net recoveries (charge offs)	735	108	1,073	128	462	(9,795)	41	—	812	658	(19,088)	(24,866)
Provision (recovery) (2)	5,129	232	(5,017)	(4,078)	19,900	10,359	10,041	51	12,685	57,912	17,781	124,995
Balance at end of period December 31, 2023	$78,052	$745	$10,942	$5,024	$65,772	$23,331	$13,766	$900	$71,580	$137,055	$49,406	$456,573
(1)	Day 1 loan net charge-offs for Independent loans, inclusive of measurement period adjustments, recorded to conform with the Company’s charge-off policies and practices.
(2)	A negative provision (recovery) for credit losses of $24.3 million was recorded during 2025, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent during the first quarter of 2025. This compares to a negative provision (recovery) for credit losses of $11.0 million recorded during 2024 and a negative provision (recovery) for credit losses of $10.9 million during 2023 for the release for unfunded commitments, which is not included in the table above.

Note 6—Premises and Equipment

Premises and equipment consisted of the following:

					December 31,
(Dollars in thousands)	Useful Life				2025	2024
Land					$121,048	$132,703
Buildings and leasehold improvements	15	-	40	years	360,499	418,010
Equipment and furnishings	3	-	10	years	228,236	177,697
Aircraft			10	years	8,861	—
Lease right of use assets					507,138	95,835
Construction in process					22,567	12,529
Total before accumulated depreciation					1,248,349	836,774
Less accumulated depreciation					(254,173)	(334,215)
Total					$994,176	$502,559

Depreciation expense charged to operations was $34.0 million, $28.9 million, and $28.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

At December 31, 2025 and 2024, computer software with an original cost of $48.4 million and $43.4 million, respectively, were being amortized using the straight-line method over 36 months. The unamortized balance remaining of the original computer software cost was $16.6 million and $18.4 million, respectively, at December 31, 2025 and 2024. Amortization expense totaled $6.9 million, $4.6 million, and $4.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. There were no capitalized implementation costs in 2025 related to internal use software.

In the fourth quarter of 2025, the Company recorded an impairment charge of approximately $4.4 million related to a ROU lease asset associated with a facility relocation. The impairment was measured using a discounted cash flow approach based on estimated sublease income expected to be received. The Company also recorded approximately $1.1 million of impairment charges related mostly to leasehold improvements at the same location.

See Note 19—Leases for further details on lease right of use assets.

Note 7—Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion and $1.9 billion, respectively, at December 31, 2025 and December 31, 2024. The Company added a total of $1.2 billion in goodwill related to the Independent acquisition during the year ended December 31, 2025. The Company also added $412.1 million in core deposit intangibles and a client list intangible of $2.5 million related to the Independent acquisition. The goodwill was calculated based on the final fair values of the assets acquired and liabilities assumed as of the acquisition date. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2025, and determined there was more likely than not that no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, client list intangibles, and SBA servicing assets are included on the face of the balance sheet. The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	December 31,
(Dollars in thousands)	2025	2024
Gross carrying amount	$689,419	$274,829
Accumulated amortization	(303,093)	(208,371)
	$386,326	$66,458

Amortization expense totaled $94.7 million, $22.4 million and $27.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Other intangibles, which includes core deposit intangibles, noncompete intangibles, and client list intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years. The SBA servicing assets are carried at fair value and along with goodwill, are not amortized.

Estimated amortization expense for amortizing other intangibles for each of the next five years is as follows:

(Dollars in thousands)
Year ended December 31:
2026	$83,601
2027	72,259
2028	60,796
2029	49,628
2030	39,182
Thereafter	75,348
$380,814

Note 8—Deposits

The Company’s total deposits are comprised of the following:

	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing checking	$13,375,697	$10,192,116
Interest-bearing checking	13,838,558	8,232,322
Savings	2,820,621	2,414,172
Money market	17,751,688	13,056,534
Time deposits	7,359,233	4,165,722
Total deposits	$55,145,797	$38,060,866

At December 31, 2025 and 2024, the Company had $2.1 billion and $1.1 billion in certificates of deposits greater than $250,000, respectively.

At December 31, 2025, the scheduled maturities of time deposits of all denominations are as follow:

(Dollars in thousands)
Year ended December 31:
2026	$7,181,095
2027	96,976
2028	37,873
2029	15,520
2030	26,161
Thereafter	1,608
$7,359,233

Note 9—Federal Funds Purchased and Securities Sold Under Agreements to Repurchase

Federal funds purchased and securities sold under agreements to repurchase generally mature within one to three days from the transaction date, but may have maturities as long as nine months per our policies. Certain of the borrowings have no defined maturity date.

Federal Funds Purchased

Information concerning federal funds purchased is summarized below:

	December 31,
Federal Funds Purchased	2025		2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
At period-end:
Federal funds purchased	$306,841	3.58%	$260,191	4.32%
Average for the year:
Federal funds purchased	$337,538	4.25%	$281,031	5.21%
Maximum month-end balance:
Federal funds purchased	$398,679		$340,276

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

At December 31, 2025 and December 31, 2024, the Company’s repurchase agreements totaled $311.4 million and $254.7 million, respectively. All of the Company’s repurchase agreements were overnight or continuous (until-further-notice) agreements at December 31, 2025 and December 31, 2024. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $331.5 million and $370.4 million at December 31, 2025 and December 31, 2024, respectively. Declines in the value of the collateral would require the Company to increase the amounts of securities pledged. Information concerning securities sold under agreements to repurchase is summarized below:

	December 31,
Securities Sold Under Repurchase Agreements	2025		2024
(Dollars in thousands)	Amount	Rate	Amount	Rate
At period-end:
Securities sold under repurchase agreements	$311,374	2.00%	$254,721	2.11%
Average for the year:
Securities sold under repurchase agreements	$290,290	2.03%	$267,713	2.10%
Maximum month-end balance:
Securities sold under repurchase agreements	$325,909		$289,795

Note 10—Other Borrowings

The Company’s other borrowings were as follows:

			December 31, 2025				December 31, 2024
		Interest			Weighted	Interest			Weighted
		Rate at			Average	Rate at			Average
		December 31,		Average	Interest	December 31,		Average	Interest
(Dollars in thousands)	Maturity	2025	Balance	Balance	Rate(7)	2024	Balance	Balance	Rate(7)
Short-term borrowings:
FHLB Advances	Various	—%	$—			—%	$—
FRB Borrowings	Various	—%	—			—%	—
AFX Borrowings	Various	—%	—			—%	—
US Bank Line of Credit	Daily	—%	—			—%	—
Total short-term borrowings		—%	$—	$14,728	4.40%	—%	$—	$179,235	5.55%

Long-term borrowings
SCBT Capital Trust I junior subordinated debt(1)	6/15/2035	5.77%	$12,372			6.41%	$12,372
SCBT Capital Trust II junior subordinated debt(1)	6/15/2035	5.77%	8,248			6.41%	8,248
SCBT Capital Trust III junior subordinated debt(1)	7/18/2035	5.57%	20,619			6.21%	20,619
SAVB Capital Trust I junior subordinated debt(1)	10/7/2033	7.02%	6,186			7.77%	6,186
SAVB Capital Trust II junior subordinated debt(1)	12/15/2034	6.18%	4,124			6.82%	4,124
TSB Statutory Trust I junior subordinated debt(1)	3/14/2037	5.70%	3,093			6.34%	3,093
Southeastern Bank Financial Statutory Trust I junior subordinated debt(1)	12/15/2035	5.38%	10,310			6.02%	10,310
Southeastern Bank Financial Statutory Trust II junior subordinated debt(1)	6/15/2036	5.38%	10,310			6.02%	10,310
CSBC Statutory Trust I junior subordinated debt(1)	12/15/2035	5.55%	15,464			6.19%	15,464
Community Capital Statutory Trust I junior subordinated debt(1)	6/15/2036	5.53%	10,310			6.17%	10,310
FCRV Statutory Trust I junior subordinated debt(1)	12/15/2036	5.68%	5,155			6.32%	5,155
Provident Community Bancshares Capital Trust I junior subordinated debt(1)	3/1/2037	5.99%	4,124			6.59%	4,124
Provident Community Bancshares Capital Trust II junior subordinated debt(1)	10/1/2036	5.79%	8,248			6.50%	8,248
IB Trust I junior subordinated debt(1)	3/1/2033	7.37%	5,155			—%	—
IB Trust II junior subordinated debt(1)	3/1/2034	7.02%	3,093			—%	—
IB Trust III junior subordinated debt(1)	12/1/2035	6.54%	3,712			—%	—
IB Center Trust I junior subordinated debt(1)	2/1/2035	7.39%	2,578			—%	—
NorthStar Statutory Trust II junior subordinated debt(1)	6/15/2037	5.65%	5,155			—%	—
NorthStar Statutory Trust III junior subordinated debt(1)	9/15/2037	5.65%	8,248			—%	—
Community Group Statutory Trust I junior subordinated debt(1)	6/21/2037	5.58%	3,609			—%	—
Cenbank Statutory Trust III junior subordinated debt(1)	4/15/2034	6.82%	15,464			—%	—
Guaranty Capital Trust III junior subordinated debt(1)	7/7/2033	7.27%	10,310			—%	—
Fair Market Value Discount Trust Preferred Debt Acquired			(4,180)				(689)
Total Junior Subordinated Debt		6.00%	$171,707	$171,373	6.56%	6.35%	$117,874	$117,748	7.27%

CenterState Bank Corporation subordinated debt(2)	6/1/2030					5.75%	200,000
Atlantic Capital Bancshares, Inc. subordinated debt(3)	9/1/2030					5.50%	75,000
Independent Bank Group, Inc. subordinated debt(4)	9/15/2030
SouthState Corporation, Inc.. subordinated debt(5)	6/13/2035	7.00%	350,000
Independent Bank Group, Inc. subordinated debt(6)	8/15/2034	8.38%	175,000
Fair Market Value Premium subordinated debt acquired			(4,309)				651
Long-term subordinated debt costs			4,138				(1,991)
Total Subordinated Debt		7.46%	$524,829	$640,279	6.94%	5.68%	$273,660	$273,981	5.68%

Total long-term borrowings		7.10%	$696,536	$811,652	6.86%	5.88%	$391,534	$391,729	6.16%

Total borrowings		7.10%	$696,536	$826,380	6.81%	5.88%	$391,534	$570,964	5.97%

(1) All of the junior subordinated debt above is adjustable rate based on three-month CME SOFR plus a spread adjustment ranging from 140 basis points to 325 basis points.

(2) The $200 million in Notes bear interest at a fixed rate of 5.75% per year, to, but excluding, June 1, 2025. On June 1, 2025, the Notes convert to a floating rate equal to SOFR plus 562 basis points. The Notes may be redeemed by the Company after June 1, 2025. The balance in the table above was net of debt issuance costs. These notes were redeemed by the Company on September 1, 2025.

(3) The Notes bear interest at a fixed rate of 5.50% per year, to, and excluding, September 1, 2025. On September 1, 2025, the Notes convert to a floating rate equal to three-month LIBOR plus 536 basis points. The Notes may be redeemed by the Company on or after September 1, 2025. These notes were acquired in the Atlantic Capital Bancshares, Inc. (“ACBI”) acquisition on March 1, 2022 and were net of the fair value discount noted in the table above. These notes were redeemed on September 1, 2025.

(4) The Notes bear interest at a fixed rate of 4.00% per year, to, and excluding, September 15, 2025. On September 15, 2025, the Notes convert to a floating rate equal to three-month LIBOR plus 388.5 basis points. The Notes may be redeemed by the Company on or after September 15, 2025. These notes were acquired in the Independent acquisition on January 1, 2025 and were redeemed on September 15, 2025.

(5) The Notes bear interest at a fixed rate of 7.00% per year, to, but excluding, June 13, 2030. On June 13, 2030, the Notes convert to a floating rate equal to SOFR plus 319 basis points. The Notes may be redeemed by the Company after June 13, 2030. The balance in the table above is net of debt issuance costs.

(6) The Notes bear interest at a fixed rate of 8.375% per year, from, and excluding, August 15, 2029. On August 15, 2029, the Notes convert to a floating rate equal to three-month LIBOR plus 460.5 basis points. The Notes may be redeemed by the Company on or after August 15, 2029. These notes were acquired in the Independent acquisition on January 1, 2025 and are net of the fair value discount noted in the table above.

(7) The weighted average interest rate calculation does not include the effects of fair value marks and debt issuance costs.

FHLB, FRB and AFX Borrowings

The Company has from time-to-time entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of December 31, 2025 and 2024, there were no outstanding short-term borrowings. For the years ended December 31, 2025 and 2024, the average balance for short-term borrowings were $14.7 million and $179.2 million, respectively, and consisted of borrowing from the FHLB, FRB Discount Window, AFX and US Bank line of credit. The year-to-date weighted average cost for the years ended December 31, 2025 and 2024 was 4.40% and 5.55%, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2025, were approximately $8.7 billion (collateral value of $5.6 billion) and investment securities and cash pledged were approximately $216.7 million (collateral value of $155.0 million). This allows the Company a total borrowing capacity at the FHLB of approximately $5.7 billion. After accounting for the secured collateral required totaling $17.8 million, the Company had unused net credit available with the FHLB in the amount of approximately $5.7 billion at December 31, 2025. The Company also has a total borrowing capacity at the FRB of $11.1 billion at December 31, 2025 secured by a blanket lien on $14.7 billion (collateral value of $11.1 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at December 31, 2025 or December 31, 2024.

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

All of the Company’s junior subordinated debt is callable after five years from issuance. Therefore, all of the junior subordinated debt is callable at December 31, 2025.

As of December 31, 2025, the sole assets of the trusts were an aggregate of $175.9 million of the Company’s junior subordinated debt securities with like maturities and like interest rates to the trust preferred securities.

As of December 31, 2025 and 2024, the Company had a $171.7 million (net of a $4.2 million discount) and $117.9 million (net of a $0.7 million discount), respectively in liability for the junior subordinated debt securities. These discounts amounts were recorded on junior subordinated debt acquired in the Atlantic Capital acquisition in 2022 and the Independent acquisition in 2025. The Company acquired $53.2 million (net of a $4.1 million discount) in junior subordinated debt in the Independent acquisition on January 1, 2025. The Company, as issuer, can call any of these subordinated debt securities without penalty. If the Company were to call the securities, the amount paid to the holders would be $175.9 million and the Company would fully amortize any remaining discount into interest expense. The remaining discount is being amortized over a four-year period.

The weighted average cost of the junior subordinated debt at period end December 31, 2025 was 6.00% and the weighted average cost year-to-date for the year ended December 31, 2025 was 6.56%. This does not take into account the unamortized discount at period end or the discount amortization recorded during the year. If the discount were taken into account, the weighted average cost year-to-date for the period ending December 31, 2025 would be 7.09%. The weighted average cost of the junior subordinated debt at period end December 31, 2024 was 6.35% and the weighted average cost year to date for the year ended December 31, 2024 was 7.27%. If the discount were taken into account, the weighted average cost year-to-date would be 7.52% for the period ending December 31, 2024.

The Company’s trust preferred securities are included in Tier 2 capital for regulatory capital purposes.

Subordinated Debt and Notes

As of December 31, 2025 and 2024, the Company had a liability of $524.8 million and $273.7 million, respectively, for subordinated debt. The Company acquired $305.0 million in subordinated debt in the Independent acquisition on January 1, 2025. On June 13, 2025, the Company issued $350.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due 2035. The subordinated notes initially bear interest at an initial rate of 7.00% per annum, commencing on June 13, 2025, until June 13, 2030, after which interest will be payable at a floating rate equal to SOFR plus 319 basis points. Interest is payable semi-annually during the fixed rate period and quarterly during the floating rate period, in arrears. The Company may redeem the notes at such times and at the redemption prices as provided for in the indenture governing the notes. The notes are unsecured, subordinated obligations. The Company received net proceeds of $346.5 million, which the Company used to redeem $405.0 million of the Company’s outstanding subordinated debentures in the third quarter of 2025. Of the redemptions, $200.0 million was redeemed as of September 1, 2025 at a rate of 9.94% (floating rate after fixed rate ended in second quarter of 2025), $130.0 million was redeemed as of September 15, 2025 at a rate of 4.00% and $75.0 million was redeemed as of September 15, 2025 at a rate of 5.50%.

The weighted average cost of the subordinated debt at period end December 31, 2025 was 7.46% and the weighted average cost year to date for the year ended December 31, 2025 was 6.94%. The weighted average cost of the subordinated debt at period end December 31, 2024 was 5.68% and the weighted average cost year to date for the year ended December 31, 2024 was 5.68%. This does not take into account unamortized debt issuance costs and the unaccreted premium and the amortization of the debt issuance costs and the premium accretion recorded during the year. If the debt issuance costs and premium accretion were taken into account, the weighted average cost year to date for the year ended December 31, 2025 and 2024 would be 7.52% and 5.48%, respectively.

Qualifying subordinated debt can be included in Tier 2 capital for regulatory capital purposes. At December 31, 2025, all of the Company’s subordinated debentures totaling $525.0 million qualified for Tier 2 capital treatment.

Line of Credit

On November 10, 2025, the Company entered into an amendment and restatement to its Credit Agreement (the “Agreement”) with U.S. Bank National Association (the “Lender”). The Agreement provides for a $100 million unsecured line of credit by the Lender to the Company. The maturity date of the Agreement is November 9, 2026, provided that the Agreement may be extended subject to the approval of the Lender. Borrowings by the Company under the Agreement will bear interest at a rate per annum equal to 1.35% plus monthly reset term SOFR Rate. As of December 31, 2025 and 2024, there was no outstanding balance associated with the line of credit. The average balance outstanding during 2025 was less than $1,000 for the U.S. Bank line of credit.

Principal maturities of other borrowings, net of unamortized discount or debt issuance costs, are summarized below:

Junior
	Subordinated	FHLB	Subordinated
(Dollars in thousands)	Debt	Advances	Debt	Total
Year Ended December 31,
2026	$—	$—	$—	$—
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	171,707	—	524,829	696,536
	$171,707	$—	$524,829	$696,536

Note 11—Income Taxes

The provision for income taxes consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current:
Federal	$121,834	$143,507	$111,433
State	14,430	31,979	23,157
Total current tax expense	136,264	175,486	134,590
Deferred:
Federal	88,379	(10,150)	738
State	16,900	129	1,216
Total deferred tax expense (income)	105,279	(10,021)	1,954
Provision for income taxes	$241,543	$165,465	$136,544

The provision for income taxes differs from that computed by applying the federal statutory income tax rate of 21% in 2025, 2024 and 2023 to income before provision for income taxes, as indicated in the following analysis:

	Year Ended December 31,
(Dollars in thousands)	2025		2024		2023
Income taxes at federal statutory rate	$218,444	21.00%	$147,052	21.00%	$132,479	21.00%
Increase (reduction) of taxes resulting from:
State income taxes, net of federal tax benefit	26,011	2.50%	24,951	3.56%	19,122	3.03%
Non-taxable or non-deductible items
Non-deductible merger expenses	1,281	0.12%	544	0.08%	—	—%
Increase in cash surrender value of BOLI policies	(8,312)	(0.80)%	(6,402)	(0.91)%	(5,605)	(0.89)%
Tax-exempt interest income	(9,918)	(0.95)%	(8,090)	(1.16)%	(7,016)	(1.11)%
Non-deductible FDIC premiums	7,741	0.74%	5,189	0.74%	5,330	0.85%
Non-deductible executive compensation	10,779	1.04%	3,455	0.49%	4,745	0.75%
Income tax credits, net of related amortization
Low income housing tax credits	(1,116)	(0.11)%	(1,094)	(0.15)%	(14,253)	(2.26)%
Changes in unrecognized tax benefits	(1,260)	(0.12)%	1,260	0.18%	—	—%
Other, net	(2,107)	(0.20)%	(1,400)	(0.20)%	1,742	0.28%
	$241,543	23.22%	$165,465	23.63%	$136,544	21.65%

The Company adopted the disclosure requirements in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis as of January 1, 2025. The adoption primarily impacted the presentation and disaggregation of the Company’s income tax disclosures and did not affect the Company’s consolidated financial position, results of operations, or cash flows. Comparative income tax disclosures have been updated to conform to the new standard.

For the year-ended December 31, 2025, state income taxes in Florida comprise the majority of the state income tax expense (benefit), net of federal category. Income taxes paid for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Federal	$139,956	$78,777	$56,456
Florida	12,200	16,403	5,544
South Carolina	—	—	4,306
Other States	17,106	15,877	6,781
	$169,262	$111,057	$73,087

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

The components of the net deferred tax asset are as follows:

	December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses	$153,289	$123,147
Share-based compensation	10,202	9,719
Pension plan and post-retirement benefits	359	377
Deferred compensation	13,988	13,926
Purchase accounting adjustments	58,299	—
Capitalized research and development costs	—	7,715
Accrued expenses	16,504	7,974
Other real estate owned	1,292	—
FDIC special assessment	880	4,802
Net operating loss and tax credit carryforwards	18,678	16,573
Nonaccrual interest	6,583	3,383
Lease liability	122,955	25,028
Unrealized losses on investment securities available for sale	65,634	146,995
Other	142	1,197
Total deferred tax assets	468,805	360,836
Depreciation	51,604	12,613
Intangible assets	86,032	13,091
Net deferred loan costs	22,006	19,913
Right of use assets	118,709	23,093
Prepaid expense	197	193
Mark to market liabilities	32,525	68,027
Tax deductible goodwill	18,160	15,613
Mortgage servicing rights	19,648	21,777
Other real estate owned	—	130
Purchase accounting adjustments	—	143
Other	3,556	3,294
Total deferred tax liabilities	352,437	177,887
Net deferred tax assets before valuation allowance	116,368	182,949
Less, valuation allowance	(3,790)	(3,065)
Net deferred tax assets	$112,578	$179,884

The Company had federal net operating loss (“NOL”) & realized built-in loss (“RBIL”) carryforwards of $45.2 million and $48.9 million for the years ended December 31, 2025 and 2024, respectively, which expire in varying amounts between 2026 to 2036. All of the Company's loss carryforwards are subject to Section 382 of the Internal Revenue Code, which places an annual limitation on the amount of federal net operating loss carryforwards which the Company may utilize after a change in control, and also limits the Company's ability to utilize certain tax deductions (realized built-in losses or RBIL) due to the existence of a Net Unrealized Built-in Loss (“NUBIL”) at the time of the change in control. The Company is allowed to carry forward any such limited RBIL under terms similar to those related to NOLs. The Company also has an immaterial amount of credit carryforwards, which it expects to fully utilize within the carryforward period.

The Company acquired federal net operating loss carryforwards of $41.6 million in the January 1, 2025 acquisition of Independent. These acquired NOLs are subject to a combined annual limitation of $34.2 million. In total, the combined allowable deduction for all loss carryforwards on an annual basis is $45.3 million. Of the $45.3 million of combined allowable deduction for all loss carryforwards, $31.4 million relates to Independent's 2024 and short period 2025 loss, which is expected to be utilized in full in 2025. The remaining deductions subject to various Section 382 limitations is approximately $13.9 million.

An immaterial amount of the Section 382 NOLs acquired from Independent will expire unused and the carrying value of those loss carryforwards were reduced in purchase accounting. The company expects all remaining Section 382 limited carryforwards and state credit carryforwards to be realized within the applicable carryforward period.

The Company has acquired state net operating losses in various states. These are also subject to annual limitations under Section 382, similar to the federal NOLs. An immaterial amount of the Section 382 state NOLs acquired from Independent will expire unused and the carrying value of those loss carryforwards were reduced in purchase accounting. The Company has immaterial state credit carryforwards. The Company expects all remaining state Section 382 limited carryforwards and state credit carryforwards to be realized within the applicable carryforward period.

The Company had state net operating loss carryforwards of $114.7 million and $110.9 million for the years ended December 31, 2025 and 2024, respectively, most of which expire in varying amounts through 2040. There is a valuation allowance of $3.8 million on $96.2 million of state operating loss carryforwards at the parent company for which realizability is uncertain.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years, and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance at December 31, 2025.

A reconciliation of the beginning balance and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$1,260	$13,045
Increases related to prior year tax positions	—	1,260
Decreases related to prior year tax positions	(1,260)	(13,045)
Balance at end of year	$—	$1,260

Accrued interest and penalties on unrecognized tax benefits totaled $0 and $309,000 as of December 31, 2025 and 2024, respectively. Interest and penalties related to unrecognized tax benefits are recorded in interest expense and penalties. Unrecognized tax benefits as of December 31, 2025 and 2024, that, if recognized, would impact the effective tax rate totaled $0 and $1.3 million for each period, respectively.

The Company's unrecognized tax benefit as of December 31, 2024 related to income tax exposure on an ongoing state tax examination which was concluded during the period ended December 31, 2025. Upon conclusion of the examination the Company expects the above amounts to reverse in their entirety.

Generally, the Company's federal and state income tax returns are no longer subject to examination by taxing authorities for years prior to 2022.

Note 12—Other Expense

The following is a summary of the components of other noninterest expense:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Business development and staff related	$36,085	$23,782	$25,055
Bankcard expense	3,242	2,570	2,789
Other loan expense	7,985	6,105	7,838
Director and shareholder expense	5,234	4,633	4,753
Armored carrier and courier expense	3,830	2,356	2,366
Property and sales tax	4,807	4,355	4,173
Bank service charge expense	3,619	3,195	3,002
Fraud and operational charge-off expense	9,477	6,791	4,965
Low income housing tax credit partnership amortization	—	117	9,629
Donations	6,917	4,298	3,975
Deposit earnings credit expense	34,470	27,377	14,619
Correspondent bank service and processing expense	4,912	4,547	5,663
Other	12,539	3,878	9,392
	$133,117	$94,004	$98,219

Note 13—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,

(Dollars and shares in thousands, except for per share amounts)	2025	2024	2023
Basic earnings per common share:
Net income	$798,667	$534,783	$494,308
Weighted-average basic common shares	101,043	76,303	76,051
Basic earnings per common share	$7.90	$7.01	$6.50
Diluted earnings per common share:
Net income	$798,667	$534,783	$494,308
Weighted-average basic common shares	101,043	76,303	76,051
Effect of dilutive securities	456	459	429
Weighted-average dilutive shares	101,499	76,762	76,480
Diluted earnings per common share	$7.87	$6.97	$6.46

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been antidilutive under the treasury stock method as follows:

	Year Ended December 31,
	2025			2024			2023
Number of shares			—			56,206			57,169
Range of exercise prices	$—	to	$—	$91.05	to	$91.35	$87.30	to	$91.35

Note 14—Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, were as follows:

		Unrealized Gains and
	Benefit	(Losses) on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Balance at December 31, 2022	$(673)	$(676,415)	$(677,088)
Other comprehensive income before reclassifications	1,086	93,285	94,371
Amounts reclassified from accumulated other comprehensive loss	214	(33)	181
Net comprehensive income	1,300	93,252	94,552
Balance at December 31, 2023	627	(583,163)	(582,536)
Other comprehensive loss before reclassifications	(83)	(24,374)	(24,457)
Amounts reclassified from accumulated other comprehensive loss	34	38	72
Net comprehensive loss	(49)	(24,336)	(24,385)
Balance at December 31, 2024	578	(607,499)	(606,921)
Other comprehensive income (loss) before reclassifications	(57)	149,885	149,828
Amounts reclassified from accumulated other comprehensive loss	44	173,668	173,712
Net comprehensive (loss) income	(13)	323,553	323,540
Balance at December 31, 2025	$565	$(283,946)	$(283,381)

The table below presents the reclassifications out of accumulated other comprehensive loss, net of tax:

	Amount Reclassified from Accumulated
	Other Comprehensive Loss
(Dollars in thousands)	For the Years Ended December 31,
Accumulated Other Comprehensive Loss Component	2025	2024	2023	Income Statement Line Item Affected
(Gain) loss on sale of available for sale securities:
	$228,811	$50	$(43)	Securities (gain) loss, net
	(55,143)	(12)	10	Provision for income taxes
	173,668	38	(33)	Net income
Losses and amortization of defined benefit pension:
Actuarial losses	$58	$45	$285	Salaries and employee benefits
	(14)	(11)	(71)	Provision for income taxes
	44	34	214	Net income
Total reclassifications for the period	$173,712	$72	$181

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

During 2025, the Bank paid dividends to the Company of $485.0 million. These funds were mainly used to pay dividends to shareholders of approximately $230.2 million and buyback shares of common stock on the open market of $224.1 million during 2025.

Under Federal Reserve regulations, the Bank is also limited as to the amount it may lend to the Company. The maximum amount available for transfer from the Bank to the Company in the form of loans or advances was approximately $967.0 million and $616.1 million at December 31, 2025 and 2024, respectively. There were no outstanding loans or advances at December 31, 2025 and 2024.

Note 16—Retirement Plans

The Company has an Employee saving plan/401(k), supplemental executive retirement plans and post-retirement benefits plans. The effect to income from operations with regard to all of the Company’s retirement plans were as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Employee savings plan/401(k)	$21,989	$17,178	$16,528
Supplemental executive retirement plan	1,556	1,141	(3,252)
Split dollar plan	(117)	(210)	(753)
Post-retirement benefits	18	13	312
	$23,446	$18,122	$12,835

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

Stock Options

With the exception of non-qualified stock options granted to directors under the 2012 plans, which in some cases may be exercised at any time prior to expiration and in some other cases may be exercised at intervals less than a year following the grant date, incentive stock options granted under our 2012 plan may not be exercised in whole or in part within a year following the date of the grant, as these incentive stock options become exercisable in 25% increments pro ratably over the four-year period following the grant date. The options are granted at an exercise price at least equal to the fair value of the common stock at the date of grant and expire ten years from the date of grant. No options were granted under the 2012 plan after February 1, 2019, and the plan is closed other than for any options still unexercised and outstanding.

Activity in the Company’s stock option plans is summarized in the following table. All information has been retroactively adjusted for stock dividends and stock splits.

	Year Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1, 2025	38,799	$57.50	107,592	$72.60	161,832	$66.20
Exercised	(9,949)	47.44	(68,793)	81.12	(48,749)	55.88
Expired	(35)	39.85	—	—	(5,491)	32.25
Outstanding at December 31, 2025	28,815	61.00	38,799	57.50	107,592	72.60
Exercisable at December 31, 2025	28,815	61.00	38,799	57.50	107,592	72.60

The aggregate intrinsic value of 28,815, 38,799, and 107,592 stock options outstanding and exercisable at December 31, 2025, 2024, and 2023 was $954,000, $1.6 million, and $1.7 million, respectively. The aggregate intrinsic value of 9,949, 68,793, and 48,749 stock options exercised for the years ended December 31, 2025, 2024, and 2023 was $525,000, $1.1 million, and $1.1 million, respectively.

Information pertaining to options outstanding at December 31, 2025 is as follows:

			Options Outstanding and Exercisable
				Weighted
				Average
				Remaining		Weighted
Range of			Number	Contractual		Average
Exercise Prices			Outstanding	Life		Exercise Price
$40.01	-	$55.00	17,268	1.1	years	$44.76
$55.01	-	$70.00	2,462	0.1	years	$63.54
$85.01	-	$91.35	9,085	1.6	years	$91.18
			28,815	1.2	years	$61.00

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. We have not granted any stock options for the years ended December 31, 2025, 2024 and 2023, and therefore, we have not used the Black-Scholes option pricing model to fair value options.

As of December 31, 2025, 2024 and 2023, there were no unrecognized compensation costs related to non-vested stock option grants under the plans. There was no fair value of shares vesting during the years ended December 31, 2025, 2024 and 2023 and no compensation expense was recorded in 2025, 2024, and 2023.

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

Non-vested restricted stock for the year ended December 31, 2025 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock	Shares	Fair Value
Nonvested at January 1, 2025	4,543	$90.00
Vested	(4,543)	90.00
Nonvested at December 31, 2025	—	$—

The Company granted no restricted stock shares for the years ended December 31, 2025, 2024, and 2023. Compensation expense of $35,000, $532,000, and $1.8 million was recorded in 2025, 2024, and 2023, respectively.

As of December 31, 2025, all restricted stock outstanding has vested. There was no unrecognized compensation cost related to nonvested restricted stock granted under the plans. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was approximately $479,000, $999,000, and $2.4 million, respectively.

Restricted Stock Units (“RSU”)

From time-to-time, we also grant performance RSUs and time-vested RSUs to key employees, and time-vested RSUs to non-employee directors. These awards help align the interests of these employees with the interests of our shareholders by providing economic value directly related to our performance. Some performance RSU grants contain a three-year performance period while others contain a one to two-year performance period and a time-vested requirement (generally two to four years from the grant date). The performance-based awards for our long-term incentive plans are dependent on the achievement of tangible book value growth and return on average tangible common equity relative to the Company’s peer group during each three-year performance period. We communicate threshold, target, and maximum performance RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Due to the merger with CenterState on June 7, 2020, all legacy and assumed performance-based restricted stock units converted to a time-vesting requirement. With respect to some long-term incentive awards, dividend equivalents are accrued at the same rate as cash dividends paid for each share of the Company’s common stock during the performance or time-vested period, and subsequently paid when the shares are issued on the vesting or settlement date. Grants to non-employee directors typically vest within a 12-month period. The value of the RSUs awarded is established as the fair market value of the stock at the time of the grant. We recognize expense on a straight-line basis typically over the performance or time-vesting periods based upon the probable performance target, as applicable, that will be met. For the year ended December 31, 2025, we accrued for 100% of the RSUs granted.

Nonvested RSUs at target for the year ended December 31, 2025 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2025	835,308	$76.70
Granted	456,234	93.54
Vested	(446,440)	75.35
Forfeited	(24,224)	88.89
Outstanding at December 31, 2025	820,878	$86.43

The nonvested shares of 820,878 at December 31, 2025 includes 131,996 shares that have fully vested but have not been released. Of the 131,996 that have fully vested but not yet released, 131,903 are related to the 2023 Annual Incentive Deferral grants. These shares will be released in the first quarter of 2026 with the finalization of 2025 results. Based on actual achievement in the 2023 LTI performance-based RSU grants, an additional 40,586 shares that are not included in the RSUs outstanding at December 31, 2025 may be issued in the first quarter of 2026 if maximum performance achievements are met. If maximum performance is achieved pursuant to the 2024 and 2025 LTI performance-based RSU grants, an additional 81,602 shares in total may be issued by the Company at the end of their respective three-year performance periods. The Company granted 456,234, 374,207 and 398,655 shares, including the performance factor adjustments for performance RSUs, for the year ended December 31, 2025, 2024, and 2023, respectively. The weighted-average grant-date fair value of restricted stock units granted in 2025 was $93.54. Compensation expense of $36.7 million, $27.3 million and $34.0 million was recorded in 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $29.1 million of total unrecognized compensation cost related to nonvested RSUs granted at target under the plan. This cost is expected to be recognized over a weighted-average period of 1.03 years as of December 31, 2025. The total fair value of RSUs that vested and were issued during the years ended December 31, 2025, 2024, and 2023 was approximately $45.2 million, $33.1 million and $32.6 million, respectively.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Option Plan that authorizes the issuance of up to 1,400,000 shares of the Company’s common stock. The plan is available to all employees who have attained age 21 and completed six months of service. The Company currently has approximately 1.2 million shares available for issuances under the plan. The price at which common stock may be purchased for each quarterly option period is the lesser of 95% of the common stock’s fair value on either the first or last day of the quarter. Employees purchased 51,114, 38,026 and 43,356 shares in 2025, 2024 and 2023, respectively, through the Employee Stock Purchase Plan. The Company recognized $256,000, $172,000 and $163,000 in share-based compensation expense for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 18—Stock Repurchase Program

The 2025 Repurchase Program authorized the Company to repurchase up to 3,000,000 shares, or up to approximately three percent, of the Company’s outstanding shares of common stock as of January 2, 2025. During 2025, the Company repurchased a total of 2,440,000 shares at a weighted average price of $91.85 per share pursuant to the 2025 Stock Repurchase Program. Based on the shares repurchased through the 2025 Repurchase Program in 2025, the Company accrued an excise tax of approximately $1.8 million during 2025 to be paid in 2026. This excise tax of 1% on the fair market value of corporate stock repurchased was enacted under the Inflation Reduction Act of 2022 for stock repurchases. During 2024, the Company repurchased a total of 100,000 shares at a weighted average price of $79.85 per share pursuant to the 2022 Stock Repurchase Program. Refer to Note 31—Subsequent Events for an update on the Company’s stock repurchase program.

The Company repurchased 115,359, 104,867, and 131,827 shares at a cost of $11.7 million, $8.8 million, and $9.3 million in 2025, 2024, and 2023, respectively, under other arrangements whereby directors or officers surrender currently owned shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 19—Leases

Our outstanding lease agreements are for real estate properties, including retail branch locations, operations and administration locations and stand-alone ATM locations. We have determined the number and dollar amount of our equipment leases is not material.

As of December 31, 2025 and 2024, we had operating ROU assets of $507.1 million and $95.8 million, respectively, and operating lease liabilities of $525.3 million and $103.9 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 25 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Lease Cost Components:
Amortization of ROU assets – finance leases	$465	$468	$466
Interest on lease liabilities – finance leases	25	33	41
Operating lease cost (cost resulting from lease payments)	57,522	16,940	17,123
Short-term lease cost	1,612	621	429
Variable lease cost (cost excluded from lease payments)	4,205	3,242	3,196
Total lease cost	$63,829	$21,304	$21,255
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$25	$33	$41
Finance lease – financing cash flows	485	477	449
Operating lease – operating cash flows (fixed payments)	50,961	17,221	16,710
Operating lease – operating cash flows (net change asset/liability)	(23,619)	(13,124)	(13,414)
New ROU assets – operating leases	439,576	11,134	1,160
Weighted – average remaining lease term (years) – finance leases	2.47	3.44	4.43
Weighted – average remaining lease term (years) – operating leases	12.66	8.46	9.29
Weighted – average discount rate - finance leases	1.8%	1.7%	1.7%
Weighted – average discount rate - operating leases	6.3%	3.4%	3.1%

Operating lease payments due:
2026	$57,805
2027	58,701
2028	60,050
2029	59,561
2030	58,052
Thereafter	507,435
Total undiscounted cash flows	801,604
Discount on cash flows	(276,327)
Total operating lease liabilities	$525,277

As of December 31, 2025, the Company held a small number of finance leases assumed in connection to the CenterState merger completed in 2020. These leases are all real estate leases. Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At December 31, 2025, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of December 31, 2025, we had one additional operating leases that has not yet commenced for approximately $17.3 million.

Sale-leaseback Transaction

On February 28, 2025, the Bank completed a sale-leaseback transaction for the purchase and sale of real property (the “Sale Agreement”) with entities affiliated with Blue Owl Real Estate Capital LLC (“Blue Owl”), providing for the sale to entities affiliated with Blue Owl of 165 bank branch properties owned and operated by the Bank (collectively, the “Branches”). The Branches are located in Florida, South Carolina, Georgia, North Carolina, Alabama, and Virginia. The sales price for the Branches was $467.2 million, and the Company recorded a gain on sale of the Branches of $229.3 million (net of transaction costs). Pursuant to the Sale Agreement, the Bank, concurrently with the closing of the sale of the Branches, entered into triple net lease agreements (the “Lease Agreements”) with entities affiliated with Blue Owl, pursuant to which the Bank will lease each of the Branches (the “Sale-leaseback Transaction”). Each of the Lease Agreements has initial terms of 15 years and provides the Bank with three consecutive renewal options of five years each. The Lease Agreements also include a 2% annual rent escalation during the initial term and the renewal terms. With the Sale-leaseback Transaction, the Company recorded additional lease right of use assets of $361.1 million.

Equipment Lessor

SouthState has an Equipment Finance Group which goes to market through intermediaries. The Equipment Finance Group primarily focuses on serving the construction, manufacturing, transportation, and utility segments. Leases are direct financing leases and have terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In certain cases where remarketing agreements are in place for specific indirectly purchases leases, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans on the Consolidated Balance Sheets.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at December 31, 2025, and December 31, 2024:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Direct financing leases:
Lease receivables	$92,927	$24,584
Guaranteed residual values	4,212	1,057
Unguaranteed residual values	11,335	5,245
Initial direct costs	3,502	2,640
Less: Unearned income	(17,690)	(7,362)
Total net investment in direct financing leases	$94,286	$26,164

The following table summarizes direct financing lease income recorded for the years ended December 31, 2025, 2024, and 2023, and remaining lease payment receivable for each of the next five years:

	Year Ended
	December 31,
(Dollars in thousands)	2025	2024	2023
Direct financing lease income
Interest income	$4,052	$1,226	$30
Remaining lease payments receivable:
2026	$19,913
2027	20,864
2028	20,332
2029	18,295
2030	14,340
Thereafter	3,395
Total undiscounted lease receivable	97,139
Less: unearned interest income	(17,690)
Net lease receivables	$79,449

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

Cyber Incident Litigation. On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. As of December 31, 2025, these cases have been consolidated into one putative class action, which remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

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

Note 21—Related Party Transactions

During 2025 and 2024, the Company’s banking subsidiary had loan and deposit relationships with certain related parties, principally directors and executive officers, their immediate families and their business interests. All of these relationships were in the ordinary course of business at rates and terms substantially consistent with similar transactions with unrelated parties. Loans outstanding to this group (including immediate families and business interests) totaled $18.8 million and $12.3 million at December 31, 2025 and 2024, respectively. During 2025, $9.6 million of new loans were made to this group while repayments of $7.9 million were received during the year. There were also additions to related party loans of $4.9 million due to the addition of new related parties, and reductions to related party loans of $39,000 due to removal of related parties in 2025. During 2024, $7.6 million of new loans were made to this group while repayments of $4.7 million were received during the year. There were no additions or reductions in loans in 2024 related to changes in related parties. Related party deposits totaled approximately $44.2 million and $29.5 million at December 31, 2025 and 2024, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, standby letters of credit, and financial guarantees is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2025 and 2024, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Commitments to extend credit	$13,050,711	$8,885,423
Standby letters of credit and financial guarantees	158,680	100,971
	$13,209,391	$8,986,394

As of December 31, 2025 and December 31, 2024, the Bank had recorded a liability for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, of $69.6 million and $45.3 million, respectively, which was recorded in Other Liabilities on the Consolidated Balance Sheets. See Note 1—Summary of Significant Accounting Policies for discussion related to reserve for unfunded commitments.

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

Bank Property Held for Sale

Bank property held for sale consists of locations that management has identified as no longer needed and reclassified from bank premises as part of its monitoring process of bank premises or as a result of branch consolidation related to mergers and acquisitions. These properties are typically reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, and adjusted for estimated selling costs (Level 2). However, bank property held for sale is considered Level 3 in the fair value hierarchy because management has qualitatively applied a discount due to the size, supply of inventory, restrictions and the incremental discounts applied to the appraisals. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals. At the time a property is identified as held for sale, any excess of the book balance over the fair value of the real estate is treated as a charge against earnings. Gains or losses on sale of bank property held for sale resulting from branch consolidations due to mergers and acquisitions, and generally any subsequent write-downs to the value, are recorded as a component in Other Expense in the Consolidated Statements of Income. Gains or losses of properties resulting from other transfers of bank premises to bank property held for sale are recorded as net gains on sale of assets, a component of Other Income in the Consolidated Statements of Income.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis.

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
Assets
Derivative financial instruments	$222,886	$—	$222,886	$—
Mortgage loans held for sale	61,400	—	61,400	—
Trading securities	110,183	—	110,183	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	—	1,698,108	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	—	2,185,584	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	—	832,449	—
State and municipal obligations	1,007,412	—	1,007,412	—
Small Business Administration loan-backed securities	568,433	—	568,433	—
Corporate securities	21,770	—	21,770	—
Total securities available for sale	6,313,756	—	6,313,756	—
Mortgage servicing rights	84,032	—	—	84,032
SBA servicing asset	5,512	—	—	5,512
	$6,797,769	$—	$6,708,225	$89,544
Liabilities
Derivative financial instruments	$554,748	$—	$554,748	$—

December 31, 2024:
Assets
Derivative financial instruments	$161,490	$—	$161,490	$—
Mortgage loans held for sale	98,115	—	98,115	—
Trading securities	102,932	—	102,932	—
Securities available for sale:
U.S. Treasuries	10,656	—	10,656	—
U.S. Government agencies	150,418	—	150,418	—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,377,525	—	1,377,525	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	459,095	—	459,095	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,040,555	—	1,040,555	—
State and municipal obligations	945,723	—	945,723	—
Small Business Administration loan-backed securities	310,112	—	310,112	—
Corporate securities	26,509	—	26,509	—
Total securities available for sale	4,320,593	—	4,320,593	—
Mortgage servicing rights	89,795	—	—	89,795
SBA servicing asset	6,028	—	—	6,028
	$4,778,953	$—	$4,683,130	$95,823
Liabilities
Derivative financial instruments	$879,855	$—	$879,855	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Fair value	$61,400	$98,115
Unpaid principal balance	59,371	95,612
Fair value less aggregated unpaid principal balance	$2,029	$2,503

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023	Income Statement Location
Mortgage loans held for sale	$(667)	$640	$833	Mortgage banking income

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the year ended December 31, 2025. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the years ended December 31, 2025 and 2024 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2025	$89,795
Servicing assets that resulted from transfers of financial assets	7,831
Changes in fair value due to valuation inputs or assumptions	(4,845)
Changes in fair value due to decay	(8,749)
Fair value, December 31, 2025	$84,032

Fair value, January 1, 2024	$85,164
Servicing assets that resulted from transfers of financial assets	9,431
Changes in fair value due to valuation inputs or assumptions	4,126
Changes in fair value due to decay	(8,926)
Fair value, December 31, 2024	$89,795

The Company applies fair value accounting to the Company’s SBA servicing asset, which is considered a Level 3 asset. A reconciliation of the beginning and ending balances of the SBA servicing asset recorded at fair value on a recurring basis for the periods ending December 31, 2025 and 2024 is as follows. The changes in fair value of the SBA servicing asset are recorded in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2025	$6,028
Servicing assets that resulted from transfers of financial assets	1,315
Changes in fair value due to decay	(2,026)
Changes in fair value due to valuation inputs or assumptions	195
Fair value, December 31, 2025	$5,512

Fair value, January 1, 2024	$5,952
Servicing assets that resulted from transfers of financial assets	2,064
Changes in fair value due to decay	(2,207)
Changes in fair value due to valuation inputs or assumptions	219
Fair value, December 31, 2024	$6,028

There were no unrealized losses included in accumulated other comprehensive (losses) income related to Level 3 financial assets and liabilities at December 31, 2025 or 2024.

See Note 27—Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025:
OREO	$8,771	$—	$—	$8,771
Individually evaluated loans	328,452	—	—	328,452
December 31, 2024:
OREO	$2,154	$—	$—	$2,154
Bank properties held for sale	3,268	—	—	3,268
Individually evaluated loans	71,112	—	—	71,112

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurements

			Weighted Average Discount
			December 31,	December 31,
	Valuation Technique	Unobservable Input	2025	2024
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	19%	28%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	2%	10%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of December 31, 2025 and 2024. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Investment Securities—Securities available for sale are valued at quoted market prices or dealer quotes. Securities held to maturity are valued at quoted market prices or dealer quotes similar to securities available for sale. The carrying value of FHLB and FRB stock approximates fair value based on the redemption provisions and the carrying value of our investment in unconsolidated subsidiaries approximates fair value resulting in a Level 1 classification. Other investments with a non-readily determinable fair value are in a Level 3 classification. See Note 3—Securities for additional information, as well as page F-66 regarding fair value.

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

The estimated fair value, and related carrying amount, of the Company’s financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and cash equivalents	$3,172,483	$3,172,483	$3,172,483	$—	$—
Trading securities	110,183	110,183	—	110,183	—
Investment securities	8,715,214	8,400,034	274,730	8,046,606	78,698
Loans held for sale	345,343	348,381	—	348,381	—
Loans, net of allowance for credit losses	48,013,330	47,378,022	—	—	47,378,022
Accrued interest receivable	233,265	233,265	—	35,302	197,963
Mortgage servicing rights	84,032	84,032	—	—	84,032
SBA servicing asset	5,512	5,512	—	—	5,512
Interest rate swap – non-designated hedge	221,835	221,835	—	221,835	—
Other derivative financial instruments (mortgage banking related)	1,051	1,051	—	1,051	—
Financial liabilities:
Deposits
Noninterest-bearing	13,375,697	13,375,697	—	13,375,697	—
Interest-bearing other than time deposits	34,410,867	34,410,867	—	34,410,867	—
Time deposits	7,359,233	7,347,648	—	7,347,648	—
Federal funds purchased and securities sold under agreements to repurchase	618,215	618,215	—	618,215	—
Corporate and subordinated debentures	696,536	683,772	—	683,772	—
Accrued interest payable	48,972	48,972	—	48,972	—
Interest rate swap – non-designated hedge	554,433	554,433	—	554,433	—
Other derivative financial instruments (mortgage banking related)	315	315	—	315	—
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,392,067	$1,392,067	$1,392,067	$—	$—
Trading securities	102,932	102,932	—	102,932	—
Investment securities	6,798,876	6,378,734	187,266	6,155,120	36,348
Loans held for sale	279,426	281,662	—	281,662	—
Loans, net of allowance for credit losses	33,437,647	32,448,618	—	—	32,448,618
Accrued interest receivable	163,402	163,402	—	25,035	138,367
Mortgage servicing rights	89,795	89,795	—	—	89,795
SBA servicing asset	6,028	6,028	—	—	6,028
Interest rate swap – non-designated hedge	160,407	160,407	—	160,407	—
Other derivative financial instruments (mortgage banking related)	1,083	1,083	—	1,083	—
Financial liabilities:
Deposits
Noninterest-bearing	10,192,117	10,192,117	—	10,192,117	—
Interest-bearing other than time deposits	23,703,027	23,703,027	—	23,703,027	—
Time deposits	4,165,722	4,145,687	—	4,145,687	—
Federal funds purchased and securities sold under agreements to repurchase	514,912	514,912	—	514,912	—
Corporate and subordinated debentures	391,534	377,616	—	377,616	—
Accrued interest payable	40,739	40,739	—	40,739	—
Interest rate swap – non-designated hedge	878,046	878,046	—	878,046	—
Other derivative financial instruments (mortgage banking related)	1,809	1,809	—	1,809	—

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

The following table presents actual and required capital ratios as of December 31, 2025 and December 31, 2024, for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
December 31, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,885,568	11.36%	$3,625,944	7.00%	$3,366,948	6.50%
SouthState Bank (the Bank)	6,496,379	12.54%	3,625,076	7.00%	3,366,142	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,885,568	11.36%	4,402,932	8.50%	4,143,936	8.00%
SouthState Bank (the Bank)	6,496,379	12.54%	4,401,878	8.50%	4,142,944	8.00%
Total capital to risk-weighted assets:
Consolidated	7,166,829	13.84%	5,438,915	10.50%	5,179,920	10.00%
SouthState Bank (the Bank)	7,082,039	13.68%	5,437,614	10.50%	5,178,680	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,885,568	9.26%	2,543,294	4.00%	3,179,117	5.00%
SouthState Bank (the Bank)	6,496,379	10.22%	2,542,489	4.00%	3,178,111	5.00%
December 31, 2024:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$4,547,314	12.62%	$2,522,926	7.00%	$2,342,717	6.50%
SouthState Bank (the Bank)	4,817,945	13.38%	2,520,065	7.00%	2,340,060	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	4,547,314	12.62%	3,063,552	8.50%	2,883,343	8.00%
SouthState Bank (the Bank)	4,817,945	13.38%	3,060,079	8.50%	2,880,074	8.00%
Total capital to risk-weighted assets:
Consolidated	5,391,194	14.96%	3,784,388	10.50%	3,604,179	10.00%
SouthState Bank (the Bank)	5,271,725	14.64%	3,780,097	10.50%	3,600,093	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	4,547,314	10.04%	1,810,985	4.00%	2,263,732	5.00%
SouthState Bank (the Bank)	4,817,945	10.64%	1,810,497	4.00%	2,263,121	5.00%

As of December 31, 2025 and 2024, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

In addition, the Company must adhere to various U.S. Department of Housing and Urban Development (“HUD”) regulatory guidelines including required minimum capital to maintain their HUD approved status. Failure to comply with the HUD guidelines could result in withdrawal of this certification. As of December 31, 2025, the Company was in compliance with HUD guidelines. The Company is also subject to various capital requirements by secondary market investors.

Note 25—Condensed Financial Statements of Parent Company

Financial information pertaining only to SouthState Bank Corporation is as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash	$73,130	$104,868
Investment in subsidiaries	9,681,425	6,170,892
Other assets	14,187	11,415
Total assets	$9,768,742	$6,287,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Corporate and subordinated debentures	$696,536	$391,534
Other Liabilities	13,098	5,226
Shareholders’ equity	9,059,108	5,890,415
Total liabilities and shareholders’ equity	$9,768,742	$6,287,175

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends from subsidiaries	$485,367	$168,259	$180,251
Operating income (loss)	(157)	(10)	1
Total income	485,210	168,249	180,252
Operating expenses	86,010	39,933	39,151
Income before income tax benefit and equity in undistributed earnings of subsidiaries	399,200	128,316	141,101
Applicable income tax benefit	17,982	9,051	8,177
Equity in undistributed earnings of subsidiaries	381,485	397,416	345,030
Net income available to common shareholders	$798,667	$534,783	$494,308

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$798,667	$534,783	$494,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,358	(371)	(371)
Share-based compensation	37,005	28,000	35,861
Decrease (increase) in other assets	(3,855)	(1,398)	2,539
Increase in other liabilities	264	2,104	175
Undistributed earnings of subsidiaries	(381,485)	(397,416)	(345,030)
Net cash provided by operating activities	454,954	165,702	187,482
Cash flows from investing activities:
Net cash inflow from acquisitions	36,652	—	—
Net cash provided by investing activities	36,652	—	—
Cash flows from financing activities:
Proceeds of other borrowings	345,122	100	100
Repayment of other borrowings	(405,000)	(100)	(100)
Common stock issuance	5,017	3,237	2,772
Common stock repurchased (including excise tax of $1.8 million)	(237,652)	(16,758)	(16,064)
Dividends paid on common stock	(231,303)	(162,894)	(156,184)
Stock options exercised	472	5,580	2,926
Net cash used in financing activities	(523,344)	(170,835)	(166,550)
Net (decrease) increase in cash and cash equivalents	(31,738)	(5,133)	20,932
Cash and cash equivalents at beginning of period	104,868	110,001	89,069
Cash and cash equivalents at end of period	$73,130	$104,868	$110,001

Note 26—Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company:

			December 31, 2025			December 31, 2024
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,615	$44	$—	$3,945	$107	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	14,912,622	143,879	554,433	12,649,905	36,232	878,046
Matched interest rate swaps with counterparty (1)	Other Assets	14,719,305	77,799	—	12,559,707	124,032	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	2,519,000	113	—	3,083,000	36	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	192,000	69	—	129,000	—	1,809
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	81,000	982	315	88,000	1,083	—
Total derivatives		$32,426,542	$222,886	$554,748	$28,513,557	$161,490	$879,855
(1)	The fair value of the interest rate swap derivative assets was reduced by $333.7 million and $719.4 million at December 31, 2025 and 2024, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		December 31, 2025			December 31, 2024
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,844,842	$81,240	$3,781	$1,858,693	$133,304	$708
Less: Netting adjustment	221,941	(3,781)	(3,781)	49,000	(708)	(708)
Total gross derivative instruments, after netting	1,844,842	$77,459	$—	1,858,693	$132,596	$—

*    As of December 31, 2025 and 2024, counterparties provided $25.9 million and $53.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $28.1 million and $30.4 million, respectively, as of December 31, 2025 and 2024 in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.7 million and $1.9 million, respectively, to counterparties to secure swap positions that were not centrally cleared as of December 31, 2025 and 2024.

Balance Sheet Fair Value Hedge

As of December 31, 2025 and 2024, the Company maintained loan swaps, with an aggregate notional amount of $2.6 million and $3.9 million, respectively, accounted for as a fair value hedge. The amortized cost basis of the loans being hedged were $2.6 million and $3.8 million, respectively, as of December 31, 2025 and 2024. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2025 and 2024, the interest rate swaps had an aggregate notional amount of approximately $29.6 billion and $25.2 billion, respectively. At December 31, 2025, the fair value of the interest rate swap derivatives is recorded in Other Assets at $221.7 million in Other Liabilities at $554.4 million. The fair value of derivative assets at December 31, 2025 was reduced by $333.7 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2024, the fair value of the interest rate swap derivatives was recorded in Other Assets at $160.3 million and Other Liabilities at $878.0 million. The fair value of derivative liabilities at December 31, 2024 was reduced by $719.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Net Income. There was a net loss of $301,000 and a net gain of $645,000 recorded on these derivatives for the years ended December 31, 2025 and 2024, respectively. These derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of December 31, 2025 and 2024, we provided $301.7 million and $272.3 million of cash collateral to the counterparty which the Company has the right to reclaim and is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). The Company also provided $75.6 million and $90.4 million in investment securities at market value as collateral on the counterparty, which is included in Investment Securities – Available for Sale. As of December 31, 2025 and 2024, counterparties provided $25.9 million and $53.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared which the Company has the obligation to return and is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of December 31, 2025 and 2024, the Company maintained an aggregate notional amount of $2.5 billion and $3.1 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $113,000 and $36,000 for these derivatives for the year ended December 31, 2025 and December 31, 2024, respectively.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At December 31, 2025 and 2024, there were no outstanding contracts or agreements related to foreign currency. There was no gain or loss recorded related to the foreign exchange derivative for the years ended December 31, 2025 or 2024.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On December 31, 2025, the Company had derivative financial instruments outstanding with notional amounts totaling $192.0 million related to MSRs, compared to $129.0 million on December 31, 2024. The estimated net fair value of the open contracts related to the MSRs was recorded as a gain of $69,000 at December 31, 2025, compared to a loss of $1.8 million at December 31, 2024.

The following table presents the Company’s notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage loan pipeline.

(Dollars in thousands)	December 31, 2025	December 31, 2024
Mortgage loan pipeline	$55,318	$59,291
Expected closures	48,106	53,177
Fair value of mortgage loan pipeline commitments	982	751
Forward sales commitments	81,000	88,000
Fair value of forward commitments	(315)	333

Note 27—Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.6 billion and $6.7 billion at December 31, 2025 and 2024, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees earned by the Company during the years ended December 31, 2025 and 2024 were $16.8 million and $16.8 million, respectively. Servicing fees are recorded in Mortgage Banking Income in the Company’s Consolidated Statements of Income.

At December 31, 2025 and 2024, MSRs were $84.0 million and $89.8 million, respectively, on the Company’s Consolidated Balance Sheets. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Net Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the years ended December 31, 2025 and 2024 were loss of $4.8 million and gain of $4.1 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

The following table presents the changes in the fair value of MSRs and its offsetting hedge.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
(Decrease)/increase in fair value of MSRs	$(4,845)	$4,127	$(1,350)
Decay of MSRs	(8,749)	(8,926)	(8,540)
Gain (loss) related to derivatives	3,480	(6,748)	(1,420)
Net effect on Consolidated Statements of Income	$(10,114)	$(11,547)	$(11,310)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	December 31,
(Dollars in thousands)	2025		2024
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.51	years	7.97	years
Constant Prepayment rate (CPR)	7.9%		7.0%
Estimated impact on fair value of a 10% increase	$(1,082)		$(658)
Estimated impact on fair value of a 20% increase	(2,101)		(1,298)
Estimated impact on fair value of a 10% decrease	1,142		666
Estimated impact on fair value of a 20% decrease	2,333		1,328
Weighted average discount rate	10.7%		10.9%
Estimated impact on fair value of a 10% increase	$(3,140)		$(3,166)
Estimated impact on fair value of a 20% increase	(6,208)		(6,339)
Estimated impact on fair value of a 10% decrease	3,105		3,022
Estimated impact on fair value of a 20% decrease	5,982		5,738
Effect on fair value due to change in interest rates
25 basis point increase	$2,505		$1,761
50 basis point increase	4,822		3,296
25 basis point decrease	(2,599)		(1,952)
50 basis point decrease	(5,128)		(4,052)

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

Whole mortgage loan sales were $968.7 million and $1.1 billion, respectively, for the years ended December 31, 2025 and 2024, of which $644.2 million and $776.7 million, respectively, or 66.5% and 72.6%, respectively, were sold with servicing rights retained by the Company.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1—Summary of Significant Accounting Policies, under the “Loans Held for Sale” section. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the years ended December 31, 2025 and 2024 were approximately $3.2 million and $1.9 million, respectively. There were approximately $144,000 and $28,000 in loss reimbursement and settlement claims paid during the years ended December 31, 2025 and 2024, respectively.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. At December 31, 2025, mortgage loans held for sale were $61.4 million, compared to $98.1 million at December 31, 2024. Please see Note 23—Fair Value, under the “Fair Value Option”, section in this Form 10-K for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 28— Small Business Administration (“SBA”) Loans Held for Sale

During the third quarter of 2024, the Bank began purchasing the guaranteed portions of SBA loans from third-party originators. The guaranteed portions of SBA loans purchased by the Company are aggregated into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent (“FTA”). The individual guaranteed portions of the SBA loans may also be sold prior to pooling into a security. Once the guaranteed portion of the SBA loans are pooled and securities representing interests in that pool are issued, the Company intends to sell those securities into the secondary market. These securities are carried at fair value and classified as trading instruments. Gains or losses on the sale of the securities and individual guaranteed portions of loans are both recorded in Correspondent Banking and Capital Markets Income in Noninterest Income on the Consolidated Statements of Income. The Company does not retain any interest in the securities once sold. The guaranteed portion of the SBA loans that have not been pooled or sold, are reported as Loans Held for Sale on the Consolidated Balance Sheet and recorded at the lower of cost or estimated fair value. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market color provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans. These fair value measurements for purchased guaranteed portion of SBA loans are classified within Level 2 of the fair value hierarchy.

During 2025, the Company purchased approximately $1.1 billion in guaranteed portions of SBA loans. During 2025, the Company pooled approximately $812.9 million of the guaranteed portions of SBA loans into securities selling approximately $787.9 million into the secondary market. The Company also sold approximately $113.0 million in individual loans during 2025. The Company held approximately $283.9 million in the guaranteed portion of SBA loans for sale at December 31, 2025. During 2024, the Company purchased approximately $591.0 million in guaranteed portions of SBA loans. During 2024, the Company pooled approximately $353.5 million of the guaranteed portions of SBA loans into securities selling approximately $329.3 million into the secondary market. The Company also sold approximately $41.7 million in individual loans during 2024. The Company held approximately $181.3 million in the guaranteed portion of SBA loans for sale at December 31, 2024.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During 2025, 2024 and 2023, the Company sold approximately $64.8 million, $118.1 million, and $109.3 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized gains of $5.5 million, $11.8 million, and $9.5 million, respectively.

Note 29—Segment Reporting

The Company, through the Bank, provides a broad range of financial services to individuals and companies primarily in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. These services include, but not limited to, demand, time and savings deposits; lending and credit card servicing; ATM processing; mortgage banking services; correspondent banking services and wealth management and trust services. The Company’s operations are managed and financial performance is evaluated on an organization-wide basis. Accordingly, the Company’s banking and finance operations are not considered by management to constitute more than one reportable operating segment. This single segment is the General Banking Unit.

The Company’s chief operating decision maker (“CODM”) is the Executive Committee. The CODM generally meets monthly and membership includes the senior executive management team including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, Chief Credit Officer and other executives.

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

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Net Income (GAAP)
Interest income	$3,379,498	$2,141,362	$1,944,406
Interest expense	1,076,191	725,908	491,798
Net interest income (a)	2,303,307	1,415,454	1,452,608
Provision for credit losses	119,757	15,975	114,082
Net interest income after provision for credit losses	2,183,550	1,399,479	1,338,526
Total noninterest income
Securities (losses) gain, net	(228,811)	(50)	43
Gain on sale-leaseback, net of transaction costs	229,279	—	—
Other operating noninterest income	377,276	302,312	286,863
Total noninterest income	377,744	302,262	286,906
Total noninterest expense
Employee salaries	547,211	423,769	404,327
Employee commissions	60,291	46,176	53,175
Employee incentives	130,276	97,951	90,369
Other salaries and benefits	140,410	100,166	89,520
Deferred loan costs	(80,353)	(61,193)	(53,993)
Salaries and employee benefits	797,835	606,869	583,398
Occupancy expense	160,441	90,103	88,695
Information services expense	120,948	92,193	84,472
Professional fees	21,771	16,404	18,547
Amortization of intangibles	94,722	22,395	27,558
Business development and staff related	36,085	23,782	25,055
FDIC assessment and other regulatory charges	40,985	31,152	33,070
Merger and branch consolidation related expense	117,768	20,133	13,162
FDIC special assessment	(3,835)	3,852	25,691
Other operating expense	134,364	94,610	94,932
Total noninterest expense	1,521,084	1,001,493	994,580
Income before income tax provision	1,040,210	700,248	630,852
Income tax provision	241,543	165,465	136,544
Net income (GAAP)	$798,667	$534,783	$494,308

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$58,458,930	$41,299,577	$40,098,398
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.94%	3.43%	3.62%

Note 30—Investments in Qualified Affordable Housing Projects

The Company has investments in qualified affordable housing projects (“QAHPs”) that provide federal low-income housing tax credits (“LIHTC”) and operating loss benefits over an extended period. Effective January 1, 2024, the Company adopted ASU No. 2023-02 and began to apply the proportional amortization method of accounting for its QAHPs. Prior to the adoption of ASU No. 2023-02, the Company applied the equity method of accounting for its QAHPs. For the year ended December 31, 2025, the Company recorded $15.8 million in federal tax credits and other tax benefits and $14.7 million of amortization attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income. For the year ended December 31, 2024, the Company recorded $15.5 million in federal tax credits and other tax benefits and amortization of $14.4 million attributable to the QAHPs within Provision for Income Taxes on its Consolidated Statement of Income.

At December 31, 2025 and 2024, the Company’s carrying value of QAHPs was $148.0 million and $78.0 million, respectively, recorded in Other Assets on the Consolidated Balance Sheet. The Company had $76.3 million and $9.8 million in remaining funding obligations related to these QAHPs recorded in Other Liabilities on the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively. For the remaining funding obligations at December 31, 2025, approximately 29% are expected to be funded by 2026. For more information on the adoption of ASU 2023-02, refer to Recent Accounting and Regulatory Pronouncements under Note 1—Summary of Significant Accounting Policies.

Note 31—Subsequent Events

2026 Stock Repurchase Plan

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock (the “2026 Repurchase Plan”). The 2026 Repurchase Plan replaces the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. The 2025 Repurchase Plan was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan.

Repurchases under the 2026 Stock Repurchase Plan will be made from time to time by the Company as conditions allow. The 2026 Stock Repurchase Plan will be made available until December 31, 2027, unless shortened or extended by the Company’s Board of Directors.

Subsequent to December 31, 2025, the Company repurchased 1,250,000 shares of the Company’s common stock pursuant to the 2026 Repurchase Plan at a weighted average price of $102.96 per share. As of February 19, 2026, the Company may repurchase up to an additional 4,310,000 shares of common stock under the 2026 Repurchase Plan.

First Quarter 2026 Quarterly Cash Dividend Declaration

On January 22, 2026, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.60 per share. The dividend was paid on February 13, 2026 to shareholders of record as of February 6, 2026.