Form 10-Q
period 2026-03-31
SouthState Bank Corp
filed 2026-05-01
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2026
Common Stock, $2.50 par value	97,668,043
49

SouthState Bank Corporation and Subsidiaries

March 31, 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Bank Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents:
Cash and due from banks	$598,218	$583,375
Federal funds sold and interest-earning deposits with banks	1,972,614	2,286,928
Deposits in other financial institutions (restricted cash)	296,250	302,180
Total cash and cash equivalents	2,867,082	3,172,483
Trading securities, at fair value	117,590	110,183
Investment securities:
Securities held to maturity (fair value of $1,684,138 and $1,732,850)	2,007,249	2,048,030
Securities available for sale, at fair value	6,530,348	6,313,756
Other investments	370,924	353,428
Total investment securities	8,908,521	8,715,214
Loans held for sale	327,935	345,343
Loans:
Acquired - non-purchased credit deteriorated loans	10,714,489	11,232,414
Acquired - purchased credit deteriorated loans	2,818,360	2,977,499
Non-acquired loans	35,963,934	34,388,614
Less allowance for credit losses	(585,882)	(585,197)
Loans, net	48,910,901	48,013,330
Goodwill	3,094,059	3,094,059
Premises and equipment, net	993,584	994,176
Bank owned life insurance (“BOLI”)	1,302,382	1,293,574
Deferred tax assets	99,555	112,578
Other real estate owned ("OREO")	26,061	8,771
Derivatives assets	191,332	222,886
Core deposit and other intangibles	364,686	386,326
Mortgage servicing rights	90,018	84,032
Other assets	685,517	644,457
Total assets	$67,979,223	$67,197,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,650,799	$13,375,697
Interest-bearing	42,224,864	41,770,100
Total deposits	55,875,663	55,145,797
Federal funds purchased	343,758	306,841
Securities sold under agreements to repurchase	299,628	311,374
Corporate and subordinated debentures	696,642	696,536
Reserve for unfunded commitments	69,229	69,619
Derivative liabilities	562,406	554,748
Other liabilities	1,100,981	1,053,389
Total liabilities	58,948,307	58,138,304
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
97,937,653 and 99,138,204 shares issued and outstanding, respectively	244,844	247,845
Surplus	6,332,285	6,480,471
Retained earnings	2,779,896	2,614,173
Accumulated other comprehensive loss	(326,109)	(283,381)
Total shareholders’ equity	9,030,916	9,059,108
Total liabilities and shareholders’ equity	$67,979,223	$67,197,412

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income:
Loans, including fees	$721,571	$724,640
Investment securities:
Taxable	72,254	53,870
Tax-exempt	7,212	7,516
Federal funds sold, securities purchased under agreements to resell and
interest-bearing deposits with banks	15,792	22,540
Total interest income	816,829	808,566
Interest expense:
Deposits	238,522	245,957
Federal funds purchased and securities sold under agreements to repurchase	4,196	4,909
Corporate and subordinated debentures	12,506	12,505
Other borrowings	—	648
Total interest expense	255,224	264,019
Net interest income	561,605	544,547
Provision for credit losses	10,808	100,562
Net interest income after provision for credit losses	550,797	443,985
Noninterest income:
Fees on deposit accounts	38,699	35,933
Mortgage banking income	11,016	7,737
Trust and investment services income	14,471	14,932
Correspondent banking and capital markets income	21,427	9,545
SBA income	1,500	3,232
Securities (losses) gains, net	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	229,279
Other income	12,985	14,241
Total noninterest income	100,098	86,088
Noninterest expense:
Salaries and employee benefits	205,653	195,811
Information services expense	29,704	31,362
OREO and loan related expense	4,378	1,784
Occupancy expense	42,302	35,493
Merger, branch consolidation, severance-related, and other expense	—	68,006
FDIC assessment and other regulatory charges	10,257	11,258
Supplies, printing and postage expense	3,254	3,128
Amortization of intangibles	21,304	23,831
Professional fees	5,239	4,709
Advertising and marketing	3,325	2,290
Other expense	34,108	31,154
Total noninterest expense	359,524	408,826
Earnings:
Income before provision for income taxes	291,371	121,247
Provision for income taxes	65,551	32,167
Net income	$225,820	$89,080
Earnings per common share:
Basic	$2.29	$0.88
Diluted	$2.28	$0.87
Weighted average common shares outstanding:
Basic	98,544	101,410
Diluted	98,922	101,829

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$225,820	$89,080
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(56,014)	74,754
Tax effect	13,286	(18,168)
Reclassification adjustment for net loss included in net income	—	228,811
Tax effect	—	(55,143)
Net of tax amount	(42,728)	230,254
Other comprehensive (loss) income, net of tax	(42,728)	230,254
Comprehensive income	$183,092	$319,334

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	89,080	—	89,080
Other comprehensive income, net of tax effects	—	—	—	—	230,254	230,254
Total comprehensive income						319,334
Cash dividends declared on common stock at $0.54 per share	—	—	—	(54,736)	—	(54,736)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Stock options exercised	6,976	18	312	—	—	330
Stock issued pursuant to restricted stock units	399,961	1,000	(1,000)	—	—	—
Stock issued in lieu of cash - directors fees	903	2	91	—	—	93
Common stock repurchased - equity plans	(109,712)	(274)	(10,902)	—	—	(11,176)
Share-based compensation expense	—	—	8,254	—	—	8,254
Common stock issued for Independent Bank Group, Inc. (“Independent”) acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, March 31, 2025	101,479,065	$253,698	$6,667,277	$2,080,053	$(376,667)	$8,624,361

Balance, December 31, 2025	99,138,204	$247,845	$6,480,471	$2,614,173	$(283,381)	$9,059,108
Comprehensive income:
Net income	—	—	—	225,820	—	225,820
Other comprehensive loss, net of tax effects	—	—	—	—	(42,728)	(42,728)
Total comprehensive income						183,092
Cash dividends declared on common stock at $.60 per share	—	—	—	(58,991)	—	(58,991)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,106)	—	(1,106)
Employee stock purchases	14,413	36	1,230	—	—	1,266
Stock options exercised	6,018	15	290	—	—	305
Stock issued pursuant to restricted stock units	367,212	918	(918)	—	—	—
Stock issued in lieu of cash - directors fees	1,252	3	126	—	—	129
Common stock repurchased - buyback plan	(1,500,000)	(3,750)	(147,554)	—	—	(151,304)
Common stock repurchased - equity plans	(89,446)	(223)	(8,909)	—	—	(9,132)
Share-based compensation expense	—	—	9,344	—	—	9,344
Excise tax on repurchase of common stock	—	—	(1,795)	—	—	(1,795)
Balance, March 31, 2026	97,937,653	$244,844	$6,332,285	$2,779,896	$(326,109)	$9,030,916

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$225,820	$89,080
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	38,623	35,268
Provision for credit losses	10,808	100,562
Deferred income taxes	24,707	95,115
Losses on sale of securities, net	—	228,811
Share-based compensation expense	9,344	8,254
Accretion of discount related to acquired loans	(38,786)	(61,798)
Losses (gains) on disposal of premises and equipment	212	(136)
Gains on sale of bank properties held for sale and repossessed real estate	(295)	(229,430)
Net amortization of premiums and discounts on investment securities	2,599	2,428
Bank properties held for sale and repossessed real estate write downs	3,896	135
Fair value adjustment for loans held for sale	1,125	(305)
Originations and purchases of loans held for sale	(537,890)	(730,655)
Proceeds from sales of loans held for sale	245,565	326,105
Gains on sales of loans held for sale	(3,569)	(6,155)
Increase in cash surrender value of BOLI	(9,450)	(8,685)
Net change in:
Accrued interest receivable	(6,612)	(4,196)
Prepaid assets	2,126	15,743
Operating leases	2,100	872
Bank owned life insurance	(50)	(122)
Trading securities	278,411	308,411
Derivative assets	31,553	(9,044)
Miscellaneous other assets	(28,311)	35,648
Accrued interest payable	(2,224)	(39,243)
Accrued income taxes	(12,945)	(66,697)
Derivative liabilities	7,658	(188,610)
Miscellaneous other liabilities	54,602	(27,616)
Net cash provided by (used in) operating activities	299,017	(126,260)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,874,110
Proceeds from maturities and calls of investment securities held to maturity	39,888	57,703
Proceeds from maturities and calls of investment securities available for sale	1,691,029	398,326
Proceeds from sales and redemptions of other investment securities	1,942	38,183
Purchases of investment securities available for sale	(1,965,340)	(3,156,990)
Purchases of other investment securities	(17)	(115,494)
Net (increase) decrease in loans	(899,010)	275,337
Net cash received from acquisitions	—	1,040,765
Net cash paid for acquisition of customer list	—	(279)
Recoveries of loans previously charged off	3,921	2,982
Purchases of premises and equipment	(16,061)	(12,822)
Proceeds from redemption and payout of bank owned life insurance policies	692	544
Proceeds from sale of bank properties held for sale and repossessed real estate	4,216	461,842
Proceeds from sale of premises and equipment	34	969
Net cash (used in) provided by investing activities	(1,138,706)	1,865,176
Cash flows from financing activities:
Net increase in deposits	729,745	70,869
Net increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	25,171	164,425
Proceeds from borrowings	—	700,000
Repayment of borrowings	—	(700,000)
Common stock issuance	1,395	93
Common stock repurchases	(160,436)	(11,176)
Dividends paid	(60,097)	(55,834)
Excess tax paid on repurchases of corporate stock	(1,795)	—
Stock options exercised	305	330
Net cash provided by financing activities	534,288	168,707
Net (decrease) increase in cash and cash equivalents	(305,401)	1,907,623
Cash and cash equivalents at beginning of period	3,172,483	1,392,067
Cash and cash equivalents at end of period	$2,867,082	$3,299,690

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$257,448	$303,262
Income taxes	$49,512	$191
Recognition of operating lease assets in exchange for lease liabilities	$1,818	$389,613
Schedule of Noncash Operating Transactions:
Creation of interest only strips from pooling of SBA loans held for sale	$26,360	$32,068
Pooling of SBA loans held for sale into trading securities	$285,817	$312,881
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$16,561,942
Other intangible assets acquired	—	412,078
Liabilities assumed	—	15,665,912
Net identifiable assets acquired over liabilities assumed	—	1,164,953
Common stock issued in acquisition	—	2,472,947
Real estate transferred from premises and equipment to premises held for sale
related to the sale-leaseback transaction	$—	$230,143
Real estate acquired in full or in partial settlement of loans	$25,106	$2,804

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as US GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements as of that date but does not include all of the information and disclosures required by US GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2026, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Bank Corporation’s wholly owned subsidiary, South State Bank, National Association.

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

Allowance for Credit Losses (“ACL”) – Investment Securities

Management monitors the held to maturity securities portfolio to determine whether a valuation account should be recorded. Management evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The Company’s methodology on how the ACL is calculated is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “ACL – Investment Securities” section, of our Annual Report for the year ended December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company had $2.0 billion of held to maturity securities and no related valuation account.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2026 and December 31, 2025, the accrued interest receivables for all investment securities recorded in Other Assets were $42.0 million and $38.9 million, respectively.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company’s threshold for individually evaluated loans includes all non-accrual loans with a net book balance in excess of $1.0 million. During an acquisition, the Company may identify accruing loans that do not share similar risk characteristics as pooled loans and therefore be individually evaluated. These loans are identified during the credit review process, have unique characteristics or circumstances, and identified as purchased credit-deteriorated (“PCD”) loans, though the loans may remain on accrual status. Management will monitor the credit environment and make adjustments to this threshold in the future if warranted. Based on the threshold above, consumer financial assets will generally remain in pools unless they meet the dollar threshold. The expected credit losses on individually evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Accruing individually evaluated loans will remain in this status until 1) the loan is upgraded to pass, or 2) the loan is downgraded to non-accrual and follow the non-accrual individually evaluated process. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

PCD assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e., allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition day, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the unpaid principal balance and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the Provision for Credit Losses in the Consolidated Statements of Income. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2026 and December 31, 2025, the accrued interest receivables for loans recorded in Other Assets were $189.2 million and $186.5 million, respectively.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the expected credit loss are recorded as a liability on the balance sheet. Management has determined that a majority of the Company’s off-balance sheet credit exposures are not unconditionally cancellable. Management completes funding studies based on internal historical data to estimate the percentage of unfunded loan commitments that will ultimately be funded to calculate the reserve for unfunded commitments. Management applies this funding rate, along with the loss factor rate determined for each pooled loan segment, to unfunded loan commitments, excluding unconditionally cancellable exposures and letters of credit, to arrive at the reserve for unfunded loan commitments. As of March 31, 2026 and December 31, 2025, the liabilities recorded for expected credit losses on unfunded commitments were $69.2 million and $69.6 million, respectively. The current adjustment to the reserve for unfunded commitments is recognized through the Provision for Credit Losses in the Consolidated Statements of Income.

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

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve disclosures about a public entity’s reportable segments and address requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. Segment information gives investors an understanding of overall performance and is key to assessing potential future cash flows. In addition, although information about a segment’s revenue and measure of profit or loss is disclosed in an entity’s financial statements, there is limited information disclosed about a segment’s expenses. The key amendments include annual and interim disclosures of significant expenses and other segment items that are regularly provided to the chief operating decision maker and included within each reported measure of profit or loss, as well as any other key measure of performance used for segment management decisions. This ASU also requires disclosure of key profitability measures used in assessing performance and how to allocate resources. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 using the retrospective approach. Aside from the new disclosures required by ASU No. 2023-07, the ASU did not have a material impact on our consolidated financial statements. See Note 22 — Segment Reporting for further disclosure.

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

Issued But Not Yet Adopted Accounting Standards

In December 2026, the FASB issued Accounting Standards Update (ASU) No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach for accounting for credit losses. This ASU introduces the concept of purchased seasoned loans and requires certain acquired loans (excluding credit cards) that have not experienced significant credit deterioration since origination to be accounted for using the gross-up approach, addressing longstanding stakeholder concerns regarding the complexity and reduced comparability under previous guidance that distinguished between PCD and non-PCD assets. The amendments clarify initial and subsequent measurement, including recognition of an allowance for credit losses at acquisition with an offsetting gross-up to the purchase price, and require purchased seasoned loans to follow the same interest income recognition model as originated financial assets. The ASU also updates disclosure requirements to include separate presentation of the initial allowance recognized for purchased seasoned loans. The amendments are effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual periods, with early adoption permitted. The amendments must be applied prospectively to loans acquired on or after the adoption date. In the event of future acquisitions, this ASU will likely have a material impact on the Company’s financial statements.

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

Note 4 — Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2026:
U.S. Government agencies	$132,914	$—	$(16,892)	$116,022
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,123,852	—	(181,274)	942,578
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	372,106	—	(58,553)	313,553
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	332,619	—	(58,228)	274,391
Small Business Administration loan-backed securities	45,758	—	(8,164)	37,594
	$2,007,249	$—	$(323,111)	$1,684,138
December 31, 2025:
U.S. Government agencies	$132,913	$—	$(15,767)	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	—	(177,101)	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	—	(55,232)	323,875
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	—	(58,332)	278,578
Small Business Administration loan-backed securities	46,076	—	(8,748)	37,328
	$2,048,030	$—	$(315,180)	$1,732,850

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
March 31, 2026:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,991,530	$5,089	$(147,521)	$1,849,098
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,148,049	9,383	(52,877)	2,104,555
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,047,410	1,545	(78,644)	970,311
State and municipal obligations	1,191,625	593	(151,023)	1,041,195
Small Business Administration loan-backed securities	567,569	464	(24,548)	543,485
Corporate securities	23,000	—	(1,296)	21,704
	$6,969,183	$17,074	$(455,909)	$6,530,348
December 31, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,826,307	$10,108	$(138,307)	$1,698,108
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,208,710	23,979	(47,105)	2,185,584
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	903,209	3,282	(74,042)	832,449
State and municipal obligations	1,141,377	1,252	(135,217)	1,007,412
Small Business Administration loan-backed securities	593,973	548	(26,088)	568,433
Corporate securities	23,000	—	(1,230)	21,770
	$6,696,576	$39,169	$(421,989)	$6,313,756

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
March 31, 2026:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	113,177
$370,924
December 31, 2025:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	95,681
$353,428

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2026, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at March 31, 2026 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$19,129	$19,092
Due after one year through five years	180,963	168,977	403,443	399,986
Due after five years through ten years	341,754	297,376	1,149,497	1,083,644
Due after ten years	1,484,532	1,217,785	5,397,114	5,027,626
	$2,007,249	$1,684,138	$6,969,183	$6,530,348

During the three months ended March 31, 2026, there were no sales of securities available for sale. During the three months ended March 31, 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. In addition to the sale of the investment securities acquired from Independent, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio.

The following table provides additional details of the available for sale investment securities sold during the three months ended March 31, 2025:

	2025
(Dollars in thousands)	Sales of Securities Acquired from Independent	Investment Securities Sales	Total
Sale proceeds	$1,279,717	$1,594,393	$2,874,110
Gross realized gains	—	8,892	8,892
Gross realized losses	—	(237,703)	(237,703)
Net realized (losses) gain	$—	$(228,811)	$(228,811)

There were no sales of held to maturity securities during the three months ended March 31, 2026 or March 31, 2025.

The Company had 1,135 securities with gross unrealized losses at March 31, 2026. Information pertaining to our securities with gross unrealized losses at March 31, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		12 Months
	12 Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
March 31, 2026:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$16,892	$116,022
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	181,274	942,578
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	58,553	313,553
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,228	274,391
Small Business Administration loan-backed securities	—	—	8,164	37,594
	$—	$—	$323,111	$1,684,138
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$4,751	$563,659	$142,770	$774,259
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	3,122	413,837	49,755	267,423
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	3,447	391,493	75,197	395,381
State and municipal obligations	2,715	131,282	148,308	855,726
Small Business Administration loan-backed securities	302	159,630	24,246	248,694
Corporate securities	2	9,997	1,294	11,706
	$14,339	$1,669,898	$441,570	$2,553,189
December 31, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$15,767	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	177,101	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	55,232	323,874
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,332	278,579
Small Business Administration loan-backed securities	—	—	8,748	37,328
	$—	$—	$315,180	$1,732,850
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$459	$145,357	$137,848	$803,407
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	46	40,399	47,059	278,620
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	228	152,299	73,814	423,165
State and municipal obligations	572	43,620	134,645	903,784
Small Business Administration loan-backed securities	680	284,036	25,408	202,322
Corporate securities	—	—	1,230	21,769
	$1,985	$665,711	$420,004	$2,633,067

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under “Investment Securities” section, of our Annual Report on Form 10-K for the year ended December 31, 2025. All debt securities in an unrealized loss position as of March 31, 2026 continue to perform as scheduled and management does not believe there is a credit loss or a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities. See Note 2 — Summary of Significant Accounting Policies for further discussion.

At March 31, 2026, investment securities with a market value of $5.0 billion and a carrying value of $5.3 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 20 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.3 billion carrying value of investment securities pledged, $5.2 billion were pledged to secure public funds deposits, $26.7 million were pledged to secure FHLB advances, and $80.8 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2025, investment securities with a market value of $5.2 billion and a carrying value of $5.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $5.5 billion carrying value of investment securities pledged, $5.2 billion were pledged to secure public funds deposits, $182.2 million were pledged to secure FHLB advances and $83.3 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At March 31, 2026, and December 31, 2025, trading securities, at estimated fair value, were as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
U.S. Government agencies	$14,504	$1,872
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	5,787	9,799
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	7,302	1,419
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	27,728	5,966
State and municipal obligations	26,573	24,816
Small Business Administration loan-backed securities	34,887	66,173
Other debt securities	809	138
	$117,590	$110,183

Net gains on trading securities for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Net gains on sales transaction	$383	$362
Net unrealized (losses) gains	(576)	121
Net (losses) gains on trading securities	$(193)	$483

Note 5 — Loans

The following is a summary of total loans:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Loans:
Construction and land development (1)	$2,592,908	$2,548,360
Commercial non-owner-occupied	17,097,738	16,651,760
Commercial owner-occupied real estate	7,671,535	7,576,991
Consumer owner-occupied (2)	8,717,832	8,618,434
Home equity loans	1,856,065	1,831,789
Commercial and industrial	9,385,926	9,181,408
Other income producing property	1,201,200	1,232,153
Consumer	923,413	955,266
Other loans	50,166	2,366
Total loans	49,496,783	48,598,527
Less: allowance for credit losses	(585,882)	(585,197)
Loans, net	$48,910,901	$48,013,330
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods ended March 31, 2026 and December 31, 2025, to include net deferred costs of $97.4 million and $97.0 million, respectively, and unamortized discount total related to loans acquired of $219.0 million and $259.5 million, respectively. Accrued interest receivables of $189.2 million and $186.5 million, respectively, are accounted for separately and reported in other assets for the periods March 31, 2026 and December 31, 2025.

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

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending March 31, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$173,000	$944,346	$536,790	$155,974	$102,693	$89,586	$168,322	$2,170,711
Special mention	—	693	129	1,803	4,020	819	720	8,184
Substandard	2,071	5,103	6,972	32,258	938	6,243	—	53,585
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$175,071	$950,142	$543,891	$190,035	$107,651	$96,648	$169,042	$2,232,480
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166

Commercial non-owner-occupied
Risk rating:
Pass	$1,255,907	$2,678,645	$1,127,469	$1,206,881	$3,590,717	$4,965,255	$213,741	$15,038,615
Special mention	11,475	40,197	12,643	48,965	357,823	122,355	1,070	594,528
Substandard	33,976	121,359	27,981	161,686	643,473	475,616	500	1,464,591
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner-occupied	$1,301,358	$2,840,201	$1,168,093	$1,417,532	$4,592,013	$5,563,230	$215,311	$17,097,738
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Owner-Occupied
Risk rating:
Pass	$347,687	$1,236,738	$719,477	$628,145	$1,091,286	$3,147,003	$96,577	$7,266,913
Special mention	—	5,273	3,637	12,317	10,784	23,063	487	55,561
Substandard	4,886	21,656	20,615	48,093	125,668	126,054	2,072	349,044
Doubtful	—	9	4	—	—	4	—	17
Total commercial owner-occupied	$352,573	$1,263,676	$743,733	$688,555	$1,227,738	$3,296,124	$99,136	$7,671,535
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$11	$45	$—	$38	$—	$94

Commercial and industrial
Risk rating:
Pass	$1,170,424	$1,996,467	$989,560	$535,461	$812,299	$1,099,481	$2,375,124	$8,978,816
Special mention	263	3,216	2,647	8,168	4,767	4,379	7,495	30,935
Substandard	10,997	18,209	49,444	62,556	47,530	59,668	127,520	375,924
Doubtful	4	2	23	52	70	28	72	251
Total commercial and industrial	$1,181,688	$2,017,894	$1,041,674	$606,237	$864,666	$1,163,556	$2,510,211	$9,385,926
Commercial and industrial
Current-period gross charge-offs	$89	$603	$5,807	$1,521	$866	$1,100	$352	$10,338

Other income producing property
Risk rating:
Pass	$53,141	$155,107	$100,011	$76,881	$255,567	$344,789	$63,612	$1,049,108
Special mention	74	1,844	231	46	263	2,273	510	5,241
Substandard	277	1,911	639	1,905	13,193	21,270	304	39,499
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$53,492	$158,862	$100,881	$78,832	$269,023	$368,332	$64,426	$1,093,848
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$1,269	$15,721	$3,804	$18,259	$10,608	$35,588	$28,810	$114,059
Special mention	—	111	735	130	—	—	—	976
Substandard	—	1,757	—	—	—	64	585	2,406
Doubtful	—	—	—	—	—	1	—	1
Total Consumer owner-occupied	$1,269	$17,589	$4,539	$18,389	$10,608	$35,653	$29,395	$117,442
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$50,166	$—	$—	$—	$—	$—	$—	$50,166
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$50,166	$—	$—	$—	$—	$—	$—	$50,166
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$3,051,594	$7,027,024	$3,477,111	$2,621,601	$5,863,170	$9,681,702	$2,946,186	$34,668,388
Special mention	11,812	51,334	20,022	71,429	377,657	152,889	10,282	695,425
Substandard	52,207	169,995	105,651	306,498	830,802	688,915	130,981	2,285,049
Doubtful	4	11	27	52	70	37	72	273
Total Commercial Loans	$3,115,617	$7,248,364	$3,602,811	$2,999,580	$7,071,699	$10,523,543	$3,087,521	$37,649,135
Commercial Loans
Current-period gross charge-offs	$89	$603	$5,818	$1,566	$866	$1,304	$352	$10,598

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending March 31, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$334,294	$1,173,523	$616,621	$946,580	$2,360,385	$3,104,324	$—	$8,535,727
30 days past due	—	1,973	4,441	4,546	2,153	6,296	—	19,409
60 days past due	—	680	2,971	2,136	404	1,664	—	7,855
90 days past due	—	2,112	8,078	11,893	4,842	10,474	—	37,399
Total Consumer owner-occupied	$334,294	$1,178,288	$632,111	$965,155	$2,367,784	$3,122,758	$—	$8,600,390
Consumer owner-occupied
Current-period gross charge-offs	$—	$181	$692	$539	$170	$—	$—	$1,582

Home equity loans
Days past due:
Current	$1,198	$1,791	$4,977	$2,410	$3,667	$13,205	$1,818,332	$1,845,580
30 days past due	—	—	259	30	—	642	2,985	3,916
60 days past due	—	—	92	105	—	357	1,881	2,435
90 days past due	—	—	77	713	903	886	1,555	4,134
Total Home equity loans	$1,198	$1,791	$5,405	$3,258	$4,570	$15,090	$1,824,753	$1,856,065
Home equity loans
Current-period gross charge-offs	$—	$—	$61	$10	$—	$50	$—	$121

Consumer
Days past due:
Current	$51,018	$171,883	$120,336	$144,710	$141,022	$204,194	$85,247	$918,410
30 days past due	—	180	121	80	600	633	226	1,840
60 days past due	—	127	88	204	57	254	2	732
90 days past due	—	18	215	385	367	1,391	55	2,431
Total consumer	$51,018	$172,208	$120,760	$145,379	$142,046	$206,472	$85,530	$923,413
Consumer
Current-period gross charge-offs	$28	$203	$198	$298	$117	$73	$1,216	$2,133

Construction and land development
Days past due:
Current	$16,080	$155,836	$65,089	$25,986	$51,572	$45,442	$—	$360,005
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	154	269	—	—	423
Total Construction and land development	$16,080	$155,836	$65,089	$26,140	$51,841	$45,442	$—	$360,428
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$808	$3,626	$1,193	$7,732	$49,310	$44,182	$91	$106,942
30 days past due	—	—	—	—	—	5	—	5
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	3	—	258	144	—	405
Total other income producing property	$808	$3,626	$1,196	$7,732	$49,568	$44,331	$91	$107,352
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$403,398	$1,506,659	$808,216	$1,127,418	$2,605,956	$3,411,347	$1,903,670	$11,766,664
30 days past due	—	2,153	4,821	4,656	2,753	7,576	3,211	25,170
60 days past due	—	807	3,151	2,445	461	2,275	1,883	11,022
90 days past due	—	2,130	8,373	13,145	6,639	12,895	1,610	44,792
Total Consumer Loans	$403,398	$1,511,749	$824,561	$1,147,664	$2,615,809	$3,434,093	$1,910,374	$11,847,648
Consumer Loans
Current-period gross charge-offs	$28	$384	$951	$847	$287	$123	$1,216	$3,836

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending March 31, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans	$3,519,015	$8,760,113	$4,427,372	$4,147,244	$9,687,508	$13,957,636	$4,997,895	$49,496,783

Current-period gross charge-offs	$117	$987	$6,769	$2,413	$1,153	$1,427	$1,568	$14,434

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$9,243,653	$4,722,088	$4,528,671	$10,162,437	$6,426,402	$8,550,891	$4,964,385	$48,598,527

Current-period gross charge-offs	$24,847	$4,851	$11,681	$13,326	$31,080	$26,138	$16,064	$127,987

The following table presents an aging analysis of past due accruing loans, segregated by class, as of March 31, 2026 and December 31, 2025:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
March 31, 2026
Construction and land development	$4,530	$—	$—	$4,530	$2,581,007	$7,371	$2,592,908
Commercial non-owner-occupied	23,530	2,794	202	26,526	17,012,289	58,923	17,097,738
Commercial owner-occupied	8,658	1,229	1,879	11,766	7,621,081	38,688	7,671,535
Consumer owner-occupied	12,792	201	—	12,993	8,626,165	78,674	8,717,832
Home equity loans	3,124	2,025	2	5,151	1,841,863	9,051	1,856,065
Commercial and industrial	23,652	6,779	6,818	37,249	9,253,867	94,810	9,385,926
Other income producing property	660	414	—	1,074	1,198,132	1,994	1,201,200
Consumer	1,728	481	—	2,209	917,555	3,649	923,413
Other loans	—	—	—	—	50,166	—	50,166
	$78,674	$13,923	$8,901	$101,498	$49,102,125	$293,160	$49,496,783
December 31, 2025
Construction and land development	$3,018	$472	$139	$3,629	$2,537,171	$7,560	$2,548,360
Commercial non-owner-occupied	8,457	304	408	9,169	16,575,180	67,411	16,651,760
Commercial owner-occupied	14,821	4,651	865	20,337	7,516,697	39,957	7,576,991
Consumer owner-occupied	16,301	901	—	17,202	8,527,681	73,551	8,618,434
Home equity loans	2,739	1,226	1	3,966	1,819,479	8,344	1,831,789
Commercial and industrial	24,890	5,860	2,913	33,663	9,052,979	94,766	9,181,408
Other income producing property	1,582	827	615	3,024	1,227,020	2,109	1,232,153
Consumer	2,002	793	—	2,795	949,014	3,457	955,266
Other loans	—	—	—	—	2,366	—	2,366
	$73,810	$15,034	$4,941	$93,785	$48,207,587	$297,155	$48,598,527

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of March 31, 2026 and December 31, 2025:

	March 31,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2026	90 Days Accruing(1)	with no allowance(1)	2025
Construction and land development	$7,371	$—	$5,720	$7,560
Commercial non-owner-occupied	58,923	202	50,362	67,411
Commercial owner-occupied real estate	38,688	1,879	6,786	39,957
Consumer owner-occupied	78,674	—	1,484	73,551
Home equity loans	9,051	2	—	8,344
Commercial and industrial	94,810	6,818	13,752	94,766
Other income producing property	1,994	—	—	2,109
Consumer	3,649	—	—	3,457
Total loans on nonaccrual status	$293,160	$8,901	$78,104	$297,155
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at March 31, 2026.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	March 31,	Collateral		December 31,	Collateral
(Dollars in thousands)	2026	Coverage	%	2025	Coverage	%
Construction and land development
Other	$5,720	$7,725	135%	$5,778	$7,725	134%
Commercial owner-occupied real estate
Church	3,260	5,288	162%	3,315	6,075	183%
Other	3,526	5,373	152%	6,157	9,549	155%
Commercial non-owner-occupied real estate
Hotel	8,420	17,082	203%	—	—	—
Retail	3,561	5,251	147%	3,451	5,251	152%
Other	1,216	1,458	120%	1,250	1,512	121%
Office	12,567	14,854	118%	12,250	22,015	180%
Multifamily	24,598	27,351	111%	44,860	50,894	113%
Commercial and industrial
Other	45,577	46,526	102%	49,491	46,539	94%
Other income producing property
1-4 family investment property	—	—	—	717	545	76%
Consumer owner-occupied
1st Mtg Residential	1,484	2,250	152%	1,484	2,250	152%
Total collateral dependent loans	$109,929	$133,158		$128,753	$152,355

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. The Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are generally due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $18.8 million during the three months ended March 31, 2026.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications.

	Three Months Ended March 31,
	2026			2025
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial non-owner-occupied	$2,848	0.02%	1.28%	$15,088	0.10%	8.00% to 7.09%
Commercial and industrial	289	0.00%	0.39%	389	0.00%	8.75% to 7.00%
Total interest rate reductions	$3,137			$15,477

	Three Months Ended March 31,
	2026			2025
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$1,207	0.05%	6 months	$295	0.01%	9 months
Commercial non-owner occupied	55,182	0.32%	4 months	—	—	—
Commercial owner-occupied real estate	3,588	0.05%	7 months	—	—	—
Consumer owner-occupied	1,840	0.02%	4 months	1,298	0.02%	2 months
Commercial and industrial	26,738	0.28%	6 months	2,000	0.02%	3 months
Total term extensions	$88,555			$3,593

	Three Months Ended March 31,
	2026			2025
			Weighted Average of			Weighted Average of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial non-owner occupied	$67,595	0.40%	9 months	$—	—	—
Commercial owner-occupied real estate	1,056	0.01%	9 months	693	0.01%	13 months
Commercial and industrial	7,271	0.08%	9 months	—	—	—
Total payment delays	$75,922			$693

	Three Months Ended March 31,
	2026			2025
		Reduction in	Increase in		Reduction in	Increase in
		Weighted Average	Weighted		Weighted Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination - Term Extension and Interest Rate Reduction
Construction and land development	$1,813	1.75%	16 months	$—	—	—
Consumer owner-occupied	1,233	0.53%	38 months	490	7.13% to 3.00%	3 months
Total term extension and interest rate reduction combinations	$3,046			$490

	Three Months Ended March 31,
	2026			2025
		Reduction in	Increase in		Reduction in	Increase in
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination - Interest Rate Reduction and Payment Delay
Commercial and industrial	$—	—	—	$1,193	7.75% to 7.00%	12 months
Total interest rate reduction and payment delay combinations	$—			$1,193

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At March 31, 2026, the Company had $4.2 million in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2026 and 2025, by type of modification. The subsequent defaults were all due to past due status greater than 89 days.

	March 31,
	2026			2025
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Commercial non-owner-occupied	$2,848	$—	$—	$15,088	$—	$—
Commercial owner-occupied real estate	723	—	—	—	—	—
Commercial and industrial	289	—	—	390	—	—
Consumer owner-occupied	—	—	—	884	—	—
Total interest rate reductions	$3,860	$—	$—	$16,362	$—	$—

Term extension
Construction and land development	$7,237	$—	$—	$295	$—	$—
Commercial non-owner-occupied	64,982	—	—	—	—	—
Commercial owner-occupied real estate	4,563	—	—	7,716	—	962
Commercial and industrial	27,979	—	425	12,352	—	5,144
Other income producing property	212	—	—	—	—	—
Consumer owner-occupied	8,016	—	1,119	2,642	—	328
Total term extensions	$112,989	$—	$1,544	$23,005	$—	$6,434

Other-than-insignificant payment delay
Commercial non-owner occupied	$105,010	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	3,575	—	1,801	693	—	—
Commercial and industrial	8,789	—	—	—	—	—
Total payment delays	$117,374	$—	$1,801	$693	$—	$—

Term Extension and Interest Rate Reduction
Construction and land development	$1,813	$—	$—	$—	$—	$—
Consumer owner-occupied	2,063	—	335	857	—	—
Total term extension and interest rate combinations	$3,876	$—	$335	$857	$—	$—

Term Extension and Payment Delay
Commercial non-owner occupied	$2,520	$—	$—	$—	$—	$—
Commercial and industrial	186	2,000	—	1,193	—	—
Total term extension and payment delay combinations	$2,706	$2,000	$—	$1,193	$—	$—

Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,740	$—	$—	$—	$—	$—
Total interest rate reduction and payment delay combinations	$29,740	$—	$—	$—	$—	$—
	$270,545	$2,000	$3,680	$42,110	$—	$6,434

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of March 31, 2026 and 2025:

	March 31, 2026			March 31, 2025
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$9,050	$—	$—	$295	$—	$—
Commercial non-owner-occupied	197,146	7,954	—	15,088	—	—
Commercial owner-occupied real estate	8,861	—	1,801	8,409	—	962
Commercial and industrial	39,243	—	425	13,935	—	5,144
Other income producing property	212	—	—	—	—	—
Consumer owner-occupied	8,414	2,481	638	3,529	1,182	—
Total	$262,926	$10,435	$2,864	$41,256	$1,182	$6,106

Note 6 — Allowance for Credit Losses (ACL)

See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the allowance for credit losses.

The following table presents a disaggregated analysis of activity in the allowance for credit losses for the three months ended March 31, 2026 and 2025:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended March 31, 2026
Allowance for credit losses:
Balance at end of period December 31, 2025	$55,947	$1,356	$14,150	$8,732	$53,494	$19,280	$58,678	$1,799	$73,871	$174,797	$123,093	$585,197
Charge-offs	(1,582)	—	(121)	—	(166)	(2,133)	—	—	(94)	—	(10,338)	(14,434)
Recoveries	49	93	354	—	54	886	16	—	83	8	2,378	3,921
Net (charge-offs) recoveries	(1,533)	93	233	—	(112)	(1,247)	16	—	(11)	8	(7,960)	(10,513)
Provision (recovery) (2)	4,545	(65)	(617)	(550)	(6,841)	(247)	(2,832)	118	2,939	13,341	1,407	11,198
Balance at end of period March 31, 2026	$58,959	$1,384	$13,766	$8,182	$46,541	$17,786	$55,862	$1,917	$76,799	$188,146	$116,540	$585,882

Three Months Ended March 31, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment – FMV for Independent Merger	1,852	—	—	—	6,448	114	3,561	—	8,075	93,820	4,773	118,643
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	—	—	(1,302)	(13,556)	(22,187)	(39,429)
Charge-offs	(507)	(13)	(229)	—	—	(1,805)	—	—	(204)	—	(4,664)	(7,422)
Recoveries	200	24	380	—	98	830	—	—	50	96	1,304	2,982
Net (charge-offs) recoveries	(368)	11	151	—	98	(3,298)	—	—	(1,456)	(13,460)	(25,547)	(43,869)
Provision (recovery) (2)	1,245	265	(219)	(1,443)	(5,309)	1,750	4,315	(2,037)	13,098	(51,121)	43,121	3,665
Balance at end of period March 31, 2025	$54,326	$793	$14,868	$12,555	$78,541	$16,304	$33,960	$1,107	$101,656	$172,334	$137,246	$623,690

(1)	The Day 1 loan charge-offs for Independent loans were recorded to conform with the Company’s charge-off policies and practices.
(2)	A negative provision (release) for credit losses for unfunded commitments of $0.4 million was recorded during the first quarter of 2026, compared to a provision for credit losses of $16.9 million, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent recorded during the first quarter of 2025, that is not included in the above table.

Note 7 — Leases

As of March 31, 2026 and December 31, 2025, we had operating right-of-use (“ROU”) assets of $500.3 million and $507.1 million, respectively, and operating lease liabilities of $520.5 million and $525.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Lease Cost Components:
Amortization of ROU assets – finance leases	$115	$115
Interest on lease liabilities – finance leases	5	7
Operating lease cost (cost resulting from lease payments)	16,731	9,369
Short-term lease cost	202	355
Variable lease cost (cost excluded from lease payments)	949	755
Total lease cost	$18,002	$10,601
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$5	$7
Finance lease – financing cash flows	123	121
Operating lease – operating cash flows (fixed payments)	14,638	8,587
Operating lease – operating cash flows (net change asset/liability)	(6,381)	(4,985)
New ROU assets – operating leases	1,818	389,613
Weighted – average remaining lease term (years) – finance leases	2.23	3.20
Weighted – average remaining lease term (years) – operating leases	12.65	13.13
Weighted – average discount rate - finance leases	1.8%	1.7%
Weighted – average discount rate - operating leases	6.3%	6.4%

Operating lease payments due:
2026 (excluding 3 months ended March 31, 2026)	$43,545
2027	59,023
2028	60,300
2029	59,817
2030	58,316
Thereafter	507,920
Total undiscounted cash flows	788,921
Discount on cash flows	(268,429)
Total operating lease liabilities	$520,492

Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At March 31, 2026, we did not maintain any leases with related parties, and determined that the number and dollar amount of our equipment leases was immaterial. As of March 31, 2026, we had no operating leases that had not yet commenced.

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

Equipment Lessor

SouthState has an Equipment Finance Group which does business directly with customers and primarily focuses on serving the construction and utility segments. Lease terms typically range from 24 months to 120 months. At the end of the lease term, the lessee has the option to renew the lease, return the equipment, or purchase the equipment. In the event the equipment is returned, there is a remarketing agreement with the intermediary to sell the equipment. The Equipment Finance Group offers the following lease products: TRAC Leases, Split-TRAC Leases, and FMV Leases. Direct finance equipment leases are included in commercial and industrial loans category, which is included in the Non-acquired Loans on the Consolidated Balance Sheets.

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

The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Direct financing leases:
Lease receivables	$112,341	$92,927
Guaranteed residual values	4,469	4,212
Unguaranteed residual values	14,007	11,335
Initial direct costs	4,949	3,502
Less: Unearned income	(21,380)	(17,690)
Total net investment in direct financing leases	$114,386	$94,286

The following table summarizes direct financing lease income recorded for the three months ended March 31, 2026 and 2025 and remaining lease payment receivable for each of the next five years:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Direct financing lease income
Interest income	$1,648	$629
Remaining lease payments receivable:
2026 (excluding 3 months ended March 31, 2026)	$20,029
2027	25,010
2028	24,391
2029	22,237
2030	18,195
Thereafter	6,948
Total undiscounted lease receivable	116,810
Less: unearned interest income	(21,380)
Net lease receivables	$95,430

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of our Annual Report on Form 10-K for the year ended December 31, 2025 on accounting for leases.

Note 8 — Deposits

Our total deposits as of March 31, 2026 and December 31, 2025, are comprised of the following:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$13,650,799	$13,375,697
Interest-bearing checking	14,119,614	13,838,558
Savings	2,841,408	2,820,621
Money market	18,014,140	17,751,688
Time deposits	7,249,702	7,359,233
Total deposits	$55,875,663	$55,145,797

At March 31, 2026, and December 31, 2025, we had $2.2 billion and $2.1 billion in certificates of deposits greater than $250,000, respectively.

Note 9 — Retirement Plans

The Company sponsors an employees’ savings plan under the provisions of the Internal Revenue Code Section 401(k). Electing employees are eligible to participate in the employees’ savings plan after attaining age 18. Plan participants elect to contribute portions of their annual base compensation as a before- or after-tax contribution. Employer contributions may be made from current or accumulated net profits. Participants may elect to contribute 1% to 85% of annual base compensation as a before or after tax contribution. Employees participating in the plan receive a 100% match of their 401(k) plan contribution from the Company, up to 4% of their salary. We expensed $5.7 million for the three months ended March 31, 2026 and $5.4 million for the three months ended March 31, 2025 related to the Company’s employees’ savings plan.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(Dollars and shares in thousands, except for per share amounts)	2026	2025
Basic earnings per common share:
Net income	$225,820	$89,080
Weighted-average basic common shares	98,544	101,410
Basic earnings per common share	$2.29	$0.88
Diluted earnings per common share:
Net income	$225,820	$89,080
Weighted-average basic common shares	98,544	101,410
Effect of dilutive securities	378	419
Weighted-average dilutive shares	98,922	101,829
Diluted earnings per common share	$2.28	$0.87

Note 11 — Share-Based Compensation

Our 2012 and 2020 share-based compensation plans are long-term retention plans intended to attract, retain, and provide incentives for key employees and non-employee directors in the form of incentive and non-qualified stock options and RSUs. Our 2020 plan was adopted by our shareholders at our annual meeting on October 29, 2020. The 2020 plan was subsequently amended and restated during our annual meeting on April 24, 2024 to increase the number of shares of common stock available for future grants.

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

Activity in the Company’s stock option plans is summarized in the following table:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2026	28,815	$61.00
Exercised	(6,018)	50.65
Expired	(278)	44.21
Outstanding at March 31, 2026	22,519	63.97	1.24	$643
Exercisable at March 31, 2026	22,519	63.97	1.24	$643

The fair value of options is estimated at the date of grant using the Black-Scholes option pricing model and expensed over the options’ vesting periods. There have been no stock options issued during the first three months of 2026. Because all outstanding stock options had vested as of December 31, 2025, there was no unrecognized compensation cost related to nonvested stock option grants under the plans or fair value of shares vested during the three months ended March 31, 2026. The intrinsic value of stock option shares exercised for the three months ended March 31, 2026 was $301,000.

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

Outstanding RSUs for the three months ended March 31, 2026 is summarized in the following table.

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2026	820,878	$86.43
Granted	413,496	93.74
Vested	(367,212)	81.11
Outstanding at March 31, 2026	867,162	$92.17

If maximum performance is achieved pursuant to the 2024, 2025 and 2026 Long Term Incentive performance-based RSU grants, an additional 133,447 shares in total may be issued by the Company at the end of the three-year performance periods.

As of March 31, 2026, there was $56.1 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.66 years as of March 31, 2026. The total fair value of RSUs vested and released during the three months ended March 31, 2026 was $37.6 million.

Note 12 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At March 31, 2026, commitments to extend credit and standby letters of credit totaled $14.0 billion. As of March 31, 2026, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $69.2 million and recorded on the Balance Sheet. See Note 2 — Summary of Significant Accounting Policies for discussion of liability recorded for expected credit losses on unfunded commitments.

We have been named as defendant in various legal actions, arising from its normal business activities, in which damages in various amounts are claimed. We are also exposed to litigation risk related to the prior business activities of banks acquired through whole bank acquisitions. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of March 31, 2026, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purports to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserts a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. These cases have been consolidated into one putative class action, which as of March 31, 2026, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

During the first quarter of 2026, the parties agreed to a settlement of the Cyber Incident Suit, subject to court approval, under which the Company has agreed to fund documented losses, pay attorney’s fees, and administration costs and credit monitoring fees. The settlement is expected to be paid from the Company’s cyber insurance coverage.

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

A description of valuation methodologies used for assets recorded at fair value is disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2025.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
Assets
Derivative financial instruments	$191,332	$—	$191,332	$—
Mortgage loans held for sale	48,094	—	48,094	—
Trading securities	117,590	—	117,590	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,849,098	—	1,849,098	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,104,555	—	2,104,555	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	970,311	—	970,311	—
State and municipal obligations	1,041,195	—	1,041,195	—
Small Business Administration loan-backed securities	543,485	—	543,485	—
Corporate securities	21,704	—	21,704	—
Total securities available for sale	6,530,348	—	6,530,348	—
Mortgage servicing rights	90,018	—	—	90,018
SBA servicing asset	5,176	—	—	5,176
	$6,982,558	$—	$6,887,364	$95,194
Liabilities
Derivative financial instruments	$562,406	$—	$562,406	$—

December 31, 2025:
Assets
Derivative financial instruments	$222,886	$—	$222,886	$—
Mortgage loans held for sale	61,400	—	61,400	—
Trading securities	110,183	—	110,183	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	—	1,698,108	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	—	2,185,584	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	—	832,449	—
State and municipal obligations	1,007,412	—	1,007,412	—
Small Business Administration loan-backed securities	568,433	—	568,433	—
Corporate securities	21,770	—	21,770	—
Total securities available for sale	6,313,756	—	6,313,756	—
Mortgage servicing rights	84,032	—	—	84,032
SBA servicing asset	5,512	—	—	5,512
	$6,797,769	$—	$6,708,225	$89,544
Liabilities
Derivative financial instruments	$554,748	$—	$554,748	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Fair value	$48,094	$61,400
Unpaid principal balance	47,102	59,371
Fair value less aggregated unpaid principal balance	$992	$2,029

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

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the three months ended March 31, 2026. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the three months ended March 31, 2026 is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2026	$84,032
Servicing assets that resulted from transfers of financial assets	1,627
Changes in fair value due to valuation inputs or assumptions	6,564
Changes in fair value due to decay	(2,205)
Fair value, March 31, 2026	$90,018

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the three months ended March 31, 2026 is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2026	$5,512
Servicing assets that resulted from transfers of financial assets	156
Changes in fair value due to decay	(502)
Changes in fair value due to valuation inputs or assumptions	10
Fair value, March 31, 2026	$5,176

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at March 31, 2026.

See Note 18 — Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026:
OREO	$26,061	$—	$—	$26,061
Individually evaluated loans	268,343	—	—	268,343
December 31, 2025:
OREO	$8,771	$—	$—	$8,771
Individually evaluated loans	328,452	—	—	328,452

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			March 31,	December 31,
	Valuation Technique	Unobservable Input	2026	2025
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	19%	19%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	9%	2%

Fair Value of Financial Instruments

We used the following methods and assumptions in estimating our fair value disclosures for financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those models are significantly affected by the assumptions used, including the discount rates and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The use of different methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented in the table below are based on pertinent information available to management as of March 31, 2026, and December 31, 2025. Such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Methods and assumptions used to estimate the fair value of each class of financial instruments are disclosed in Note 23 — Fair Value of our Annual Report on Form 10-K for the year ended December 31, 2025.

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and cash equivalents	$2,867,082	$2,867,082	$2,867,082	$—	$—
Trading securities	117,590	117,590	—	117,590	—
Investment securities	8,908,521	8,585,410	272,804	8,214,486	98,120
Loans held for sale	327,935	330,177	—	330,177	—
Loans, net of allowance for credit losses	48,910,901	47,966,971	—	—	47,966,971
Accrued interest receivable	239,877	239,877	—	37,007	202,870
Mortgage servicing rights	90,018	90,018	—	—	90,018
SBA servicing asset	5,176	5,176	—	—	5,176
Interest rate swap – non-designated hedge	189,355	189,355	—	189,355	—
Other derivative financial instruments (mortgage banking related)	1,977	1,977	—	1,977	—
Financial liabilities:
Deposits
Noninterest-bearing	13,650,799	13,650,799	—	13,650,799	—
Interest-bearing other than time deposits	34,975,162	34,975,162	—	34,975,162	—
Time deposits	7,249,702	7,234,725	—	7,234,725	—
Federal funds purchased and securities sold under agreements to repurchase	643,386	643,386	—	643,386	—
Corporate and subordinated debentures	696,642	676,337	—	676,337	—
Accrued interest payable	46,748	46,748	—	46,748	—
Interest rate swap – non-designated hedge	560,264	560,264	—	560,264	—
Other derivative financial instruments (mortgage banking related)	2,142	2,142	—	2,142	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$3,172,483	$3,172,483	$3,172,483	$—	$—
Trading securities	110,183	110,183	—	110,183	—
Investment securities	8,715,214	8,400,034	274,730	8,046,606	78,698
Loans held for sale	345,343	348,381	—	348,381	—
Loans, net of allowance for credit losses	48,013,330	47,378,022	—	—	47,378,022
Accrued interest receivable	233,265	233,265	—	35,302	197,963
Mortgage servicing rights	84,032	84,032	—	—	84,032
SBA servicing asset	5,512	5,512	—	—	5,512
Interest rate swap – non-designated hedge	221,835	221,835	—	221,835	—
Other derivative financial instruments (mortgage banking related)	1,051	1,051	—	1,051	—
Financial liabilities:
Deposits
Noninterest-bearing	13,375,697	13,375,697	—	13,375,697	—
Interest-bearing other than time deposits	34,410,867	34,410,867	—	34,410,867	—
Time deposits	7,359,233	7,347,648	—	7,347,648	—
Federal funds purchased and securities sold under agreements to repurchase	618,215	618,215	—	618,215	—
Corporate and subordinated debentures	696,536	683,772	—	683,772	—
Accrued interest payable	48,972	48,972	—	48,972	—
Interest rate swap – non-designated hedge	554,433	554,433	—	554,433	—
Other derivative financial instruments (mortgage banking related)	315	315	—	315	—

Note 14 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (losses), net of tax, for the three months ended March 31, 2026 and 2025, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	$565	$(283,946)	$(283,381)
Other comprehensive loss before reclassifications	—	(42,728)	(42,728)
Net comprehensive loss	—	(42,728)	(42,728)
Balance at March 31, 2026	$565	$(326,674)	$(326,109)

Three Months Ended March 31, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	56,586	56,586
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	230,254	230,254
Balance at March 31, 2025	$578	$(377,245)	$(376,667)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended March 31,
Accumulated Other Comprehensive Loss Component	2026	2025	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$—	$228,811	Securities losses, net
	—	(55,143)	Provision for income taxes
	—	173,668	Net income
Total reclassifications for the period	$—	$173,668

Note 15 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. The following table summarizes the derivative financial instruments used by the Company as of March 31, 2026 and December 31, 2025:

			March 31, 2026			December 31, 2025
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,615	$53	$—	$2,615	$44	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	15,530,662	111,165	560,264	14,912,622	143,879	554,433
Matched interest rate swaps with counterparty (1)	Other Assets	15,340,807	78,112	—	14,719,305	77,799	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	2,663,000	25	—	2,519,000	113	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	271,000	—	2,142	192,000	69	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	128,500	1,977	—	81,000	982	315
Total derivatives		$33,936,584	$191,332	$562,406	$32,426,542	$222,886	$554,748
(1)	The fair value of the interest rate swap derivative assets was reduced by $373.2 million and $333.7 million at March 31, 2026, and December 31, 2025, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		March 31, 2026			December 31, 2025
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,791,216	$83,072	$2,704	$1,844,842	$81,240	$3,781
Less: Netting adjustment	192,450	(2,704)	(2,704)	221,941	(3,781)	(3,781)
Total gross derivative instruments, after netting	1,791,216	$80,368	$—	1,844,842	$77,459	$—
*

As of March 31, 2026, and December 31, 2025, counterparties provided $28.9 million and $25.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $27.6 million and $28.1 million in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $1.7 million to counterparties to secure swap positions that were not centrally cleared as of both March 31, 2026, and December 31, 2025.

Balance Sheet Fair Value Hedge

As of March 31, 2026, and December 31, 2025, the Company maintained loan swaps, with an aggregate notional amount of $2.6 million accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $2.6 million as of both March 31, 2026 and December 31, 2025. This derivative protects us from interest rate risk caused by changes in the SOFR curve in relation to a certain designated fixed rate loan. The derivative converts the fixed rate loan to a floating rate. Settlement occurs in any given period where there is a difference in the stated fixed rate and variable rate and the difference is recorded in net interest income. The fair value of this hedge is recorded in either other assets or in other liabilities depending on the position of the hedge with the offset recorded in loans.

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

As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of March 31, 2026, and December 31, 2025, the interest rate swaps had an aggregate notional amount of approximately $30.9 billion and $29.6 billion, respectively. At March 31, 2026, the fair value of the interest rate swap derivatives is recorded in other assets at $189.3 million and in other liabilities at $560.3 million. The fair value of derivative assets at March 31, 2026 was reduced by $373.2 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2025, the fair value of the interest rate swap derivatives was recorded in other assets at $221.7 million and other liabilities at $554.4 million. The fair value of derivative assets at December 31, 2025 was reduced by $333.7 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $1.1 million recorded on these derivatives for the three months ended March 31, 2026. There was a net loss of $172,000 recorded on these derivatives for the three months ended March 31, 2025. As of March 31, 2026, we provided $295.8 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $72.8 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $28.9 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

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

As of March 31, 2026 and December 31, 2025, the Company maintained an aggregate notional amount of $2.7 billion and $2.5 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. As noted above, the derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There was a net gain of $25,000 for these derivatives for the three months ended March 31, 2026. There was a net loss of $14,000 for these derivatives for the three months ended March 31, 2025.

Foreign Exchange

The Company may enter into foreign exchange contracts with customers to accommodate their need to convert certain foreign currencies into U.S. Dollars. To offset the foreign exchange risk, the Company may enter into substantially identical agreements with an unrelated market counterparty to hedge these foreign exchange contracts. At March 31, 2026, there were no outstanding contracts or agreements related to foreign currency. There was no gain or loss recorded related to the foreign exchange derivative for the three months ended March 31, 2026 and 2025.

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

Mortgage Servicing Rights (“MSRs”)

Derivatives contracts related to MSRs are used to help offset changes in fair value and are written in amounts referred to as notional amounts. Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties and are not a measure of financial risk. On March 31, 2026, we had derivative financial instruments outstanding with notional amounts totaling $271.0 million related to MSRs, compared to $192.0 million on December 31, 2025. The estimated net fair value of the open contracts related to the MSRs was recorded as a loss of $2.1 million at March 31, 2026, compared to a gain of $69,000 at December 31, 2025.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Mortgage loan pipeline	$120,258	$55,318
Expected closures	107,610	48,106
Fair value of mortgage loan pipeline commitments	1,199	982
Forward sales commitments	128,500	81,000
Fair value of forward commitments	778	(315)

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

The following table presents actual and required capital ratios as of March 31, 2026, and December 31, 2025 for the Company and the Bank under the current capital rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations.

					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
March 31, 2026:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,993,557	11.27%	$3,722,768	7.00%	$3,456,856	6.50%
SouthState Bank (the Bank)	6,553,175	12.33%	3,721,167	7.00%	3,455,369	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,993,557	11.27%	4,520,504	8.50%	4,254,592	8.00%
SouthState Bank (the Bank)	6,553,175	12.33%	4,518,560	8.50%	4,252,762	8.00%
Total capital to risk-weighted assets:
Consolidated	7,279,005	13.69%	5,584,152	10.50%	5,318,240	10.00%
SouthState Bank (the Bank)	7,143,023	13.44%	5,581,750	10.50%	5,315,953	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,993,557	9.38%	2,557,093	4.00%	3,196,366	5.00%
SouthState Bank (the Bank)	6,553,175	10.27%	2,553,560	4.00%	3,191,950	5.00%
December 31, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,885,568	11.36%	$3,625,944	7.00%	$3,366,948	6.50%
SouthState Bank (the Bank)	6,496,379	12.54%	3,625,076	7.00%	3,366,142	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,885,568	11.36%	4,402,932	8.50%	4,143,936	8.00%
SouthState Bank (the Bank)	6,496,379	12.54%	4,401,878	8.50%	4,142,944	8.00%
Total capital to risk-weighted assets:
Consolidated	7,166,829	13.84%	5,438,915	10.50%	5,179,920	10.00%
SouthState Bank (the Bank)	7,082,039	13.68%	5,437,614	10.50%	5,178,680	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,885,568	9.26%	2,543,294	4.00%	3,179,117	5.00%
SouthState Bank (the Bank)	6,496,379	10.22%	2,542,489	4.00%	3,178,111	5.00%

As of March 31, 2026, and December 31, 2025, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification.

Note 17 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion at both March 31, 2026 and December 31, 2025. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2025 and determined there was more likely than not that no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Gross carrying amount	$689,084	$689,419
Accumulated amortization	(324,398)	(303,093)
	$364,686	$386,326

Amortization expense totaled $21.3 million for the quarter ended March 31, 2026, compared to $23.8 million for the quarter ended March 31, 2025.  Other intangibles, which includes core deposit intangibles, noncompete intangibles, and client list intangibles are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  The SBA servicing assets are carried at fair value and along with goodwill, are not amortized.

Estimated amortization expense for other intangibles for each of the next five quarters and thereafter is as follows:

(Dollars in thousands)
Quarter ending:
June 30, 2026	$21,041
September 30, 2026	20,628
December 31, 2026	20,628
March 31, 2027	18,517
June 30, 2027	18,188
Thereafter	260,508
$359,510

Note 18 — Mortgage Loan Servicing, Origination, and Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.6 billion as of March 31, 2026, and December 31, 2025, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three months ended March 31, 2026 and March 31, 2025 were $4.2 million and $4.3 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At March 31, 2026, and December 31, 2025, MSRs were $90.0 million and $84.0 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three months ended March 31, 2026 and March 31, 2025 were gains of $6.6 million, compared with losses of $3.1 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 13 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended
(Dollars in thousands)	March 31, 2026	March 31, 2025
Increase/(decrease) in fair value of MSRs	$6,563	$(3,081)
Decay of MSRs	(2,205)	(1,028)
(Loss) gain related to derivatives	(1,726)	2,340
Net effect on Consolidated Statements of Income	$2,632	$(1,769)

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

The characteristics and sensitivity analysis of the MSRs are included in the following table.

	March 31,		December 31,
(Dollars in thousands)	2026		2025
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.5	years	7.5	years
Constant Prepayment rate (CPR)	7.9%		7.9%
Estimated impact on fair value of a 10% increase	$(1,210)		$(1,082)
Estimated impact on fair value of a 20% increase	(2,469)		(2,101)
Estimated impact on fair value of a 10% decrease	1,292		1,142
Estimated impact on fair value of a 20% decrease	2,670		2,333
Weighted average discount rate	9.5%		10.7%
Estimated impact on fair value of a 10% increase	$(3,695)		$(3,140)
Estimated impact on fair value of a 20% increase	(7,098)		(6,208)
Estimated impact on fair value of a 10% decrease	4,021		3,105
Estimated impact on fair value of a 20% decrease	8,411		5,982
Effect on fair value due to change in interest rates
25 basis point increase	$3,265		$2,505
50 basis point increase	6,509		4,822
25 basis point decrease	(3,219)		(2,599)
50 basis point decrease	(6,312)		(5,128)

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

Whole loan sales were $196.5 million for the three months ended March 31, 2026, compared to $281.4 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, $126.5 million, or 64.4%, were sold with the servicing rights retained by the Company, compared to $164.9 million, or 58.6% for the three months ended March 31, 2025.

The Company retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company is obligated to subsequently repurchase a loan if such representation or warranty violation is identified by the purchaser. The aggregated principal balances of loans repurchased for the three months ended March 31, 2026 and March 31, 2025 were approximately $627,000 and $1.1 million, respectively.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $48.1 million and $61.4 million at March 31, 2026, and December 31, 2025, respectively. Please see Note 13 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 19 — Small Business Administration (“SBA”) Loans Held for Sale

The Company purchases the guaranteed portions of SBA loans from third-party originators. The guaranteed portions of SBA loans purchased by the Company are aggregated into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent (“FTA”). The individual guaranteed portions of the SBA loans may also be sold prior to pooling into a security. The guaranteed portion of the SBA loans are pooled and securities representing interests in that pool are issued, the Company sells the pooled securities into the secondary market. These securities are carried at fair value and classified as trading instruments. Gains or losses on the sale of the securities and individual guaranteed portions of loans are both recorded in Correspondent Banking and Capital Markets Income in Noninterest Income on the Consolidated Statements of Income. The Company does not retain any interest in the securities once sold. The guaranteed portion of the SBA loans that have not been pooled or sold, are reported as Loans Held for Sale on the Consolidated Balance Sheet and recorded at the lower of cost or estimated fair value. The fair value of the purchased guaranteed portion of the SBA loans is determined based upon their committed sales price, and actual observable market color provided to secondary market participants from the originating banks who are selling their guaranteed portions of loans. These nonrecurring fair value measurements for purchased guaranteed portion of SBA loans are classified within Level 2 of the fair value hierarchy.

During the first quarter of 2026, the Company purchased approximately $346.7 million in guaranteed portions of SBA loans. During the first quarter of 2026, the Company pooled approximately $285.8 million of the guaranteed portions of SBA loans into securities selling approximately $294.2 million into the secondary market. The Company also sold approximately $34.6 million in individual loans during the three months ended March 31, 2026. During the first quarter of 2025, the Company purchased approximately $450.9 million in guaranteed portions of SBA loans. The Company pooled approximately $312.9 million of the guaranteed portions of SBA loans into securities selling approximately $321.0 million into the secondary market during the first quarter of 2025. The Company also sold approximately $15.4 million in individual loans during the three months ended March 31, 2025. The Company held approximately $279.8 million and $283.9 million, respectively, in the guaranteed portion of SBA loans held for sale at March 31, 2026 and December 31, 2025.

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. During the three months ended March 31, 2026 and 2025, the Company sold approximately $8.3 million and $22.6 million, respectively, in guaranteed portions of SBA loans originated at the Bank and recognized net gains of $748,000 and $2.0 million, respectively.

Note 20 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. Repurchase agreements are subject to terms and conditions of the master repurchase agreements between the Company and the client and are accounted for as secured borrowings. Repurchase agreements are included in Securities Sold Under Agreements to Repurchase on the Consolidated Balance Sheets. At March 31, 2026, and December 31, 2025, our repurchase agreements totaled $299.6 million and $311.4 million, respectively. All of our repurchase agreements were overnight or continuous (until-further-notice) agreements at March 31, 2026, and December 31, 2025. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a carrying value of $351.2 million and $331.5 million at March 31, 2026, and December 31, 2025, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Funds Purchased

Federal funds purchased are generally overnight daily borrowings with no defined maturity date. At March 31, 2026, and December 31, 2025, our federal funds purchased totaled $343.8 million and $306.8 million, respectively.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowings

The Company has, from time to time, entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of March 31, 2026, and December 31, 2025, the Company had no outstanding FHLB borrowings. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at March 31, 2026, were approximately $9.0 billion (collateral value of $5.7 billion) and investment securities and cash pledged were approximately $30.1 million (collateral value of $22.2 million). This allows the Company a total borrowing capacity at the FHLB of approximately $5.7 billion. After accounting for the secured collateral required totaling $17.8 million, the Company had unused net credit available with the FHLB in the amount of approximately $5.7 billion at March 31, 2026. The Company also has a total borrowing capacity at the FRB of $11.4 billion at March 31, 2026 secured by a blanket lien on $15.0 billion (collateral value of $11.4 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at March 31, 2026 or December 31, 2025.

Note 21 — Stock Repurchase Program

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock (the “2026 Repurchase Plan”). The 2026 Repurchase Plan replaces the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. The 2025 Repurchase Plan was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. During the first quarter of 2026, the Company repurchased a total of 1,500,000 shares at a weighted average price of $100.87 per share (including commission paid) pursuant to the 2026 Stock Repurchase Plan. Based on the shares repurchased through the 2026 Repurchase Plan in the first quarter of 2026, the Company accrued an estimated excise tax of approximately $1.8 million during the quarter to be paid in 2027. This excise tax of 1% on the fair market value of corporate stock repurchased was enacted under the Inflation Reduction Act of 2022 for stock repurchases and is recorded against Surplus in shareholders’ equity when accrued. During the first quarter of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Plan.

The Company repurchased 89,446 and 109,712 shares at a cost of $9.1 million and $11.2 million, respectively, during the three months ended March 31, 2026 and 2025 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 22 — Segment Reporting

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Net Income (GAAP)
Interest income	$816,829	$808,566
Interest expense	255,224	264,019
Net interest income (a)	561,605	544,547
Provision for credit losses	10,808	100,562
Net interest income after provision for credit losses	550,797	443,985
Total noninterest income
Securities (losses) gain, net	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	229,279
Other operating noninterest income	100,098	85,620
Total noninterest income	100,098	86,088
Total noninterest expense
Employee salaries	142,471	135,728
Employee commissions	16,112	11,276
Employee incentives	29,657	28,766
Other salaries and benefits	37,569	36,965
Deferred loan costs	(20,156)	(16,924)
Salaries and employee benefits	205,653	195,811
Occupancy expense	42,302	35,493
Information services expense	29,704	31,362
Professional fees	5,239	4,709
Amortization of intangibles	21,304	23,831
Business development and staff related	11,362	6,510
FDIC assessment and other regulatory charges	10,257	11,258
Merger and branch consolidation related expense	—	68,006
Other operating expense	33,703	31,846
Total noninterest expense	359,524	408,826
Income before income tax provision	291,371	121,247
Income tax provision	65,551	32,167
Net income (GAAP)	$225,820	$89,080

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$60,201,176	$57,497,453
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.78%	3.84%

Note 23 — Subsequent Events

Stock Repurchases

Subsequent to March 31, 2026, the Company repurchased 399,019 shares of the Company’s common stock pursuant to the 2026 Repurchase Plan at a weighted average price of $97.71 per share. As of April 30, 2026, the Company may repurchase up to an additional 3,660,981 shares of common stock under the 2026 Repurchase Plan.

Second Quarter 2026 Quarterly Cash Dividend Declaration

On April 23, 2026, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.60 per share. The dividend is payable on May 15, 2026 to shareholders of record as of May 8, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2025. Results for the three months ended March 31, 2026, are not necessarily indicative of the results for the year ending December 31, 2026 or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association.

Overview

SouthState Bank Corporation is a financial holding company headquartered in Winter Haven, Florida. We provide a wide range of banking services and products to our customers through our Bank. The Bank operates SouthState Securities Corp. (“SouthState Securities”), a full-service registered broker dealer headquartered in Memphis, Tennessee. The services offered by SouthState Securities are complementary to the Bank’s correspondent banking and capital markets businesses and provide additional opportunities to the Bank’s client base. The Bank also operates SouthState Private Capital Management LLC (“SouthState PCM”), a wholly-owned registered investment advisor, which offers support to the Bank’s wealth management line of business. The Bank, through its Corporate Billing Division, provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide. The Bank operates SSB First Street Corporation, an investment subsidiary headquartered in Wilmington, Delaware, to hold tax-exempt municipal investment securities as part of the Bank’s investment portfolio. The holding company also owns SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

At March 31, 2026, we had $68.0 billion in assets and 6,390 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Florida, South Carolina, Texas, Georgia, Colorado, North Carolina, Alabama, and Virginia. These financial products and services include deposit accounts such as checking accounts, savings and time deposits of various types, safe deposit boxes, bank money orders, wire transfer and ACH services, brokerage services and alternative investment products such as annuities and mutual funds, trust and asset management services, loans of all types, including business loans, agriculture loans, real estate-secured (mortgage) loans, personal use loans, home improvement loans, automobile loans, manufactured housing loans, boat loans, credit cards, letters of credit, home equity lines of credit, treasury management services, and merchant services.

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

The following discussion describes our results of operations for the quarter ended March 31, 2026, compared to the quarter ended March 31, 2025, and also analyzes our financial condition as of March 31, 2026, as compared to December 31, 2025. Like most financial institutions, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we may pay interest. Consequently, one of the key measures of our success is the amount of our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

Recent Events

Capital Management

On January 11, 2026, the Board of Directors of the Company approved the 2026 Repurchase Plan authorizing the Company to repurchase up to 5,560,000 shares of the Company’s common stock. This 2026 Repurchase Plan authorization replaces the Company’s pre-existing authorization approved in January 2025, under which 560,000 shares remained available for repurchase, and which was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. See accompanying Note 21 — Stock Repurchase Program to our consolidated financial statements.

Governmental and Regulatory Environment

We continue to assess regulatory and other changes being made by the Trump Administration and its impact on our business. This includes the impact of the Iran conflict, immigration reform, tariff changes and changes in regulation and supervision, including the proposal, modification, rescission, or withdrawal of regulation or guidance, or changes in supervisory approaches and enforcement of rules and guidance applicable to us, including those described below.

On March 19, 2026, the Federal Reserve, OCC and FDIC jointly issued two joint notices of proposed rulemaking to modernize the U.S. regulatory capital framework. The proposals include a new expanded risk-based approach to calculating risk-weighted assets, which applies to the largest and most internationally active banks, and revisions to the existing standardized approach to calculating risk-based assets, which applies to Category III and IV institutions and smaller banking organizations, such as the Bank (the “Standardized Approach Proposal”). The Standardized Approach Proposal would improve the calibration and risk sensitivity of risk weights. The timing and content of any final rules, and the potential effects of any final rules on the Bank, remain uncertain.

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. Accordingly, our significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in Note 2 — Summary of Significant Accounting Policies and Note 3 — Recent Accounting and Regulatory Pronouncements of our consolidated financial statements in this Quarterly Report on Form 10-Q and in Note 1 — Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following is a summary of our allowance for credit losses (“ACL”) critical accounting policy, which is highly dependent on estimates, assumptions and judgments.

Allowance for Credit Losses (ACL)

The ACL reflects management’s estimate of the portion of the amortized cost of loans and unfunded commitments that it does not expect to collect. Management has a methodology determining its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded on the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 2 — Summary of Significant Accounting Policies for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — Allowance for Credit Losses and “Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures” in this MD&A.

One of the most significant judgments influencing the ACL is the macroeconomic forecasts from the third-party service provider. Changes in the economic forecasts may significantly affect the estimated credit losses which may potentially lead to materially different quantitatively modeled allowance levels from one reporting period to the next. Given the dynamic relationship between macroeconomic variables, it is difficult to estimate the impact of a change in any one individual variable on the ACL. SouthState uses a third-party service provider to support the economic forecast assumptions under CECL forecast by providing various levels of economic scenarios. These scenarios are weighted in accordance with management assessment of scenarios as well as expectations of the general market and industry conditions. To illustrate the sensitivity of these scenarios, if a 100% probability weighting was applied to the adverse scenario rather than using the probability-weighted three scenario approach, this would result in an increase in the ACL by approximately $194 million. Conversely, if a 100% probability weighting was applied to the upside scenario, this would result in a decrease in the ACL by approximately $137 million. The adverse scenario includes assumptions including, but not limited to, rising unemployment consistent with a recession, high levels of inflation and weakened consumer and business spending, elevated interest rates, tightening credit, widening Federal deficit, and exacerbated geopolitical and trade tensions. Conversely, the upside scenario includes assumptions such as a stronger domestic economy, swift resolution of international conflicts and strengthening global economy, more than full employment, reduced political tensions, and other favorable assumptions. This sensitivity analysis and related impact on the ACL is a hypothetical analysis and is not intended to represent management’s judgments at March 31, 2026.

Results of Operations

Overview

We reported consolidated net income of $225.8 million, or diluted earnings per share (“EPS”) of $2.28, for the first quarter of 2026 as compared to consolidated net income of $89.1 million, or diluted EPS of $0.87, in the comparable period of 2025, a 153.5% increase in consolidated net income and a 162.1% increase in diluted EPS. The $136.7 million increase in consolidated net income was the net result of the following items:

●	An $8.3 million increase in interest income, resulted from a $18.1 million increase in interest income from investment securities, partially offset by a $3.1 million decrease in interest income from loans and loans held for sale and a $6.7 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits. See Net Interest Income and Margin section on page 53 for further discussion.
●	An $8.8 million decrease in interest expense, which resulted from a $7.4 million decrease in interest expense from deposits, a $713,000 decrease in interest expense in federal funds purchased and securities sold under agreements to repurchase and a $647,000 decrease in interest expense from corporate and subordinated debentures and other borrowings. See Net Interest Income and Margin section on page 53 for further discussion.
●	An $89.8 million decrease in the provision for credit losses, as the Company recorded a provision for credit losses of $10.8 million in the first quarter of 2026 while recording a provision for credit losses of $100.6 million in the first quarter of 2025. During the first quarter of 2025, the Company recorded an initial provision for credit losses of $80.0 million and $12.1 million on the Independent non-PCD loans portfolio and unfunded commitments, respectively.
●	A $14.0 increase in noninterest income, primarily from increases in service charges on deposit accounts of $2.8 million, mortgage banking income of $3.3 million and correspondent banking and capital market income of $11.9 million. These increases were slightly offset by a decline in SBA income of $1.7 million. See Noninterest Income section on page 56 for further discussion;
●	A $49.3 million decrease in noninterest expense, which resulted primarily from a decrease in merger, branch consolidation, severance related and other restructuring expenses of $68.0 million and in amortization of intangibles of $2.5 million. These decreases were partially offset by increases in salaries and employee benefits of $9.8 million, occupancy expense of $6.8 million, business development expense of $5.0 million and OREO and other loan related expense of $2.6 million. See Noninterest Expense section on page 57 for further discussion; and
●	Higher income tax provision of $33.4 million primarily due to higher pretax book income during the first quarter of 2026. The Company recorded pretax book income of $291.4 million in the first quarter of 2026 compared to pretax book income of $121.2 million in the first quarter of 2025. The effective tax rate in the first quarter of 2026 was 22.50% compared to 26.53% in the first quarter of 2025. See Income Tax Expense section on page 58 for further discussion.

Our quarterly efficiency ratio improved to 51.1% in the first quarter of 2026 compared to 61.0% in the first quarter of 2025. The improvement in the efficiency ratio compared to the first quarter of 2025 was the result of a 12.2% decrease in noninterest expense (excluding amortization of intangibles) and a 4.9% increase in the total tax-equivalent net interest income and noninterest income. The decrease in noninterest expense was mainly due to the merger related expenses related to the Independent acquisition completed in the first quarter of 2025. The increase in the total of tax-equivalent net interest income and noninterest income was mainly due to an increase in investment securities interest income of $18.1 million, a decrease in interest expense on deposits of $7.4 million and an increase in correspondent banking and capital markets income of $11.9 million.

Basic and diluted EPS were $2.29 and $2.28, respectively, for the first quarter of 2026, compared to $0.88 and $0.87, respectively, for the first quarter of 2025. The increase in basic and diluted EPS was due to a 153.5% increase in net income in the first quarter of 2026 compared to the same period in 2025 along with a decrease in average basic common shares of 2.8%. The increase in net income in the first quarter of 2026 was mainly attributable to acquisition related expenses resulting from the Independent acquisition during the first quarter of 2025. These expenses included the initial provision for credit losses on Non-PCD loan portfolio and unfunded commitments of $92.1 million and the $66.5 million in merger expenses. The decrease in average basic common shares was mainly due to the Company repurchasing 3.9 million common shares through the buyback plan in the open market over the last 12 months.

Selected Figures and Ratios

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Return on average assets (annualized)	1.37%	0.56%
Return on average equity (annualized)	10.11%	4.29%
Return on average tangible equity (annualized)*	17.59%	8.99%
Dividend payout ratio	26.12%	61.45%
Equity to assets ratio	13.28%	13.24%
Average shareholders’ equity	$9,057,229	$8,418,112
*	Denotes a non-GAAP financial measure. The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.
●	For the three months ended March 31, 2026, the return on average assets increased compared to the same period in 2025. The increase in net income in the first quarter of 2026 was mainly attributable to acquisition related expenses resulting from the Independent acquisition recorded during the first quarter of 2025. The effects from the increase in net income were partially offset by the increase in average assets during the same period. Average assets increased $2.6 billion or 4.1% in the first quarter of 2026 compared to the same period in 2025. This increase was mainly due to growth in investment securities and the loan portfolios.
●	For the three months ended March 31, 2026, the return on average equity and the return on average tangible equity increased compared to the same period in 2025. These increases were primarily due to higher net income as noted above. The effects of higher net income were partially offset by an increase in average equity of 7.6% and tangible equity of 15.0%. The increases in average equity and average tangible equity were mainly due to net income recorded since the first quarter of 2025.
●	The equity-to-assets ratio was 13.28% for the three months ended March 31, 2026, an increase of 0.04% from March 31, 2025. The increase in total equity of 4.7%, mainly through net income, was slightly higher than the 4.4% increase in total assets.
●	Dividend payout ratios were 26.12% for the three-month period ending March 31, 2026 and 61.45% for the three-month period ending March 31, 2025. The decrease in the dividend payout ratio for the three months ended March 31, 2026 was due to the 153.5% increase in net income, partially offset by total dividends paid during the first quarter of 2026 increasing 7.8% compared to the same period in 2025. The Company increased its dividend from $0.54 per share to $0.60 per share in the second quarter of 2025.

Net Interest Income and Margin

Non-Tax Equivalent (“TE”) net interest income increased $17.1 million, or 3.1%, to $561.6 million in the first quarter of 2026 compared to $544.5 million in the same period in 2025. Interest earning assets averaged $60.2 billion during the three months ended March 31, 2026 compared to $57.5 billion for the same period in 2025, an increase of $2.7 billion, or 4.7%. Interest bearing liabilities averaged $42.8 billion during the three months ended March 31, 2026 compared to $40.8 billion for the same period in 2025, an increase of $2.1 billion, or 5.1%. Despite a decline in net interest margin, net interest income increased year over year as growth in average interest‑earning assets more than offset the impact of lower asset yields.

Since the first quarter of 2025, the Federal Reserve reduced the target federal funds rate by a total of 75 basis points. These rate cuts lowered the target federal funds rate range to 3.50% to 3.75% as of March 31, 2026. Accordingly, interest rate conditions during the first quarter of 2026 were lower when compared to the first quarter of 2025, impacting both asset yields and funding costs. Some key highlights are outlined below:

●	The non-tax equivalent and the Tax Equivalent (“TE”) net interest margin decreased by 6 basis points in the first quarter of 2026 compared to the same quarter of 2025, primarily reflecting lower yields on interest‑earning assets driven by reduced loan accretion income and a lower interest rate environment, partially offset by lower funding costs and balance‑sheet mix changes.
o	Non-TE yield on interest-earning assets for the first quarter of 2026 decreased by 20 basis points to 5.50% from the comparable period in 2025. The decrease was primarily driven by lower yields on loans, largely attributable to a reduction in loan accretion income of approximately $23.0 million, reflecting the continued runoff of acquired loans. Accordingly, the average balance of higher‑yielding acquired loans decreased by $3.4 billion, while the average balance of non-acquired loans increased by $5.5 billion. In addition, changes in earning‑asset mix contributed to the decline in yields, as the average balance of federal funds sold and interest‑earning deposits with banks declined by $318.8 million and yields on these assets declined 76 basis points as a result of lower Federal Reserve interest rates since the first quarter of 2025. Partially offsetting these impacts, the average balance of investment securities increased by $895.6 million, and the yield on investment securities increased by 50 basis points due to the effect of the investment bond restructuring completed in the first quarter of 2025.
o	The average cost of interest-bearing liabilities for the first quarter of 2026 decreased 21 basis points to 2.42% from the same period in 2025, driven primarily by lower market interest rates, which resulted in reduced rates across most interest‑bearing deposit and borrowing categories. Average balances of transaction and money market accounts increased by $2.3 billion, while related interest expense declined by $4.5 million, reflecting a 23 basis‑point decline in the rates as deposits repriced in the lower rate environment. In addition, the average balance of corporate and subordinated debt declined by $55.8 million, reflecting the redemption of subordinated debt during the latter half of the third quarter of 2025. Although average yields on these instruments increased by 54 basis points, due to the fixed‑rate nature of these instruments, the impact on interest expense was not material. The Company had no other borrowings outstanding during the first quarter 2026, and accordingly, no interest cost was recognized for other borrowings during the period. This compares to a cost of 4.40% on other borrowings for the comparable period in 2025. The Company’s overall cost of funds, including noninterest-bearing deposits, was 1.84% for the three months ended March 31, 2026 compared to 1.97% for the three months ended March 31, 2025.

The table below summarizes the analysis of changes in interest income and interest expense for the quarter ended March 31, 2026 and 2025 and net interest margin on a tax equivalent basis.

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate

Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,881,020	$15,792	3.40%	$2,199,800	$22,540	4.16%
Investment securities (taxable) (1)	8,259,612	72,254	3.55%	7,385,704	53,870	2.96%
Investment securities (tax-exempt) (1)	961,804	7,212	3.04%	940,071	7,516	3.24%
Loans held for sale	223,084	3,732	6.78%	174,833	3,678	8.53%
Acquired loans, net	13,866,484	232,271	6.79%	17,240,501	312,059	7.34%
Non-acquired loans	35,009,172	485,568	5.62%	29,556,544	408,903	5.61%
Total interest-earning assets	60,201,176	816,829	5.50%	57,497,453	808,566	5.70%
Noninterest-Earning Assets:
Cash and due from banks	531,648			582,933
Other assets	6,777,406			6,798,857
Allowance for credit losses	(582,699)			(595,817)
Total noninterest-earning assets	6,726,355			6,785,973
Total Assets	$66,927,531			$64,283,426

Interest-Bearing Liabilities:
Transaction and money market accounts	$31,499,841	$172,453	2.22%	$29,249,015	$176,949	2.45%
Savings deposits	2,822,510	1,642	0.24%	2,904,961	1,944	0.27%
Certificates and other time deposits	7,215,388	64,427	3.62%	7,165,188	67,064	3.80%
Federal funds purchased	295,207	2,635	3.62%	323,400	3,479	4.36%
Securities sold with agreements to repurchase	319,873	1,561	1.98%	298,305	1,430	1.94%
Corporate and subordinated debentures	696,597	12,506	7.28%	752,408	12,505	6.74%
Other borrowings	—	—	—%	59,728	648	4.40%
Total interest-bearing liabilities	42,849,416	255,224	2.42%	40,753,005	264,019	2.63%
Noninterest-Bearing Liabilities:
Demand deposits	13,359,214			13,493,329
Other liabilities	1,661,672			1,618,980
Total noninterest-bearing liabilities (“Non-IBL”)	15,020,886			15,112,309
Shareholders’ equity	9,057,229			8,418,112
Total Non-IBL and shareholders’ equity	24,078,115			23,530,421
Total Liabilities and Shareholders’ Equity	$66,927,531			$64,283,426

Net Interest Income and Margin (Non-Tax Equivalent)		$561,605	3.78%		$544,547	3.84%
Net Interest Margin (Tax Equivalent)			3.79%			3.85%

Total Deposit Cost (without debt and other borrowings)			1.76%			1.89%
Overall Cost of Funds (including demand deposits)			1.84%			1.97%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased by $18.1 million in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This is a result of the Bank carrying a higher average balance in investment securities along with an increase in the yield on the investment portfolio in 2026 compared to the same period in 2025. The average balance of investment securities for the three months ended March 31, 2026 increased $895.6 million from the comparable period in 2025 due to the reinvestment of the securities acquired from the Independent acquisition along with the Company’s repositioning strategy of legacy investment securities in the first quarter of 2025. In the first quarter of 2026, the investment securities from these transactions were held for a full quarter while during the period of the transactions in 2025 the investment securities were only held for a partial quarter. The yield on the total investment securities increased 50 basis points during the three months ended March 31, 2026 compared to the same period in 2025. The Company saw an improvement in the yield of the investment portfolio as a result of the securities repositioning completed during the first quarter of 2025.

Loans

Interest earned on loans held for investment decreased $3.1 million to $717.8 million in the quarter ended March 31, 2026 compared to the same period in 2025. The decrease in interest income primarily reflects the continued runoff of acquired loans and related accretion income, while yields on the non‑acquired loan portfolio remained stable. Some key highlights for the quarter ended March 31, 2026 are outlined below:

●	Our non-TE yield on total loans decreased 29 basis points in the first quarter of 2026 compared to the same period in 2025 driven by a 55 basis-point decrease in the yield on the acquired loan portfolio, partially offset by a 1 basis-point increase in the yield on the non-acquired loan portfolio.
o	The yield on the acquired loan portfolio decreased 55 basis points to 6.79% in the first quarter of 2026 from 7.34% in the same period in 2025, while interest income on the acquired loan portfolio decreased $79.8 million.
◾	The decrease in interest income on acquired loans was primarily attributable to a $3.4 billion decrease in the average balance of acquired loans due to paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio, as well as a decrease in loan accretion of approximately $23.0 million, primarily related to the loan portfolio acquired from Independent.
o	The yield on the non-acquired loan portfolio increased slightly by one basis points to 5.62% in the first quarter of 2026 compared to 5.61% in the same period in 2025. Interest income on the non-acquired loan portfolio increased $76.7 million during the same period.
◾	The increase in interest income on non-acquired loans was attributable to a higher average balance of $5.5 billion through organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased $2.1 billion, or 5.1%, in the first quarter of 2026 compared to the same period in 2025. The cost of interest-bearing liabilities decreased by 21 basis points to 2.42% and the overall cost of funds, including demand deposits, decreased by 13 basis points to 1.84% in the first quarter of 2026 compared to the same period in 2025, reflecting lower market interest rates and deposit repricing during the period. Some key highlights for the quarter ended March 31, 2026 compared to the same period in 2025 include:

●	The cost of interest-bearing deposits was 2.33% for the first quarter of 2026 compared to 2.54% for the same period in 2025.
o	Interest expense on interest-bearing deposits declined by $7.4 million in the first quarter of 2026 compared to the same period in 2025 as interest expense on all interest-bearing deposit accounts decreased in the comparatively lower rate environment. Interest expense on transaction and money market accounts, savings, certificates and other time deposits decreased by $4.5 million, $302,000, and $2.6 million, respectively.
o	Average balance of interest-bearing deposits increased by $2.2 billion, driven primarily by transaction and money market accounts. The average balances of transaction and money market and certificates and other time deposits accounts increased by $2.3 billion and $50.2 million, respectively, partially offset by a $82.5 million decrease in the average balance of savings deposits.
●	The cost of federal funds purchased decreased by 74 basis points in the first quarter of 2026. The interest expense on federal funds purchased decreased by $844,000, reflecting both lower average balance, which decreased by $28.2 million, and lower funding costs.
●	The cost of securities sold with agreements to repurchase was 1.98% for the first quarter of 2026 compared to 1.94% for the same period in 2025. While the average balance grew by $21.6 million, the impact on interest expense was not material.
●	The cost of corporate and subordinated debentures increased by 54 basis points to 7.28% for the three months ended March 31, 2026 compared to the same period in 2025, while average balances declined by $55.8 million, reflecting prior‑period debt assumed in the Independent acquisition and subsequent subordinated debt issuances and redemptions. These instruments are primarily fixed‑rate through their maturity or earliest redemption dates.
●	The Company had no other borrowings outstanding as of the end of March 31, 2026, and no interest cost was recognized during the first quarter of 2026. The cost was 4.40% for the comparable period in 2025.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $134.1 million, or 1.0%, to $13.4 billion in the first quarter of 2026 compared to $13.5 billion during the same period in 2025. The decrease in the average balance of noninterest bearing deposits primarily reflects a continued shift in customer funds to interest‑bearing transactional and money market deposit accounts.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended March 31, 2026 and 2025, noninterest income comprised 15.1% and 13.7%, respectively, of total net interest income and noninterest income.

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Service charges on deposit accounts	$25,740	$24,952
Debit, prepaid, ATM and merchant card related income	12,959	10,981
Mortgage banking income	11,016	7,737
Trust and investment services income	14,471	14,932
Correspondent banking and capital markets income	21,427	9,545
Securities losses, net	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	229,279
SBA income	1,500	3,232
Bank owned life insurance income	9,494	10,199
Other	3,491	4,042
Total noninterest income	$100,098	$86,088

Noninterest income increased by $14.0 million, or 16.3%, during the first quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income resulted from the following:

●	Debit, prepaid, ATM and merchant card related income increased by $2.0 million, or 18.0%, during the first quarter of 2026 compared to 2025. The increase was mainly attributable to a $1.9 million increase in bank card and ATM-related fee income.
●	Mortgage banking income higher by $3.3 million, or 42.4%, during the first quarter of 2026 compared to the same period of 2025. This increase was comprised of a $4.3 million, or 173.9%, increase in mortgage servicing related income, partially offset by a $1.1 million, or 20.1%, decrease in secondary market mortgage income. Mortgage production increased from $459.2 million in the first quarter of 2025 to $660.7 million in the first quarter of 2026. During the first quarter of 2026 we sold 28% of our mortgage production to the secondary market versus 56% during the quarter of 2025.
o	Mortgage income from the secondary market decreased by $1.1 million between the comparable periods resulting from decreases in the fair value of mortgage loan pipeline and loans held for sale of $2.1 million and a $876,000 decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, offset by an increase in MBS forward trades of $2.0 million. Mortgage commission expense was $1.6 million during the first quarter of 2026 compared to $2.4 million during the comparable period in 2025.
o	The mortgage servicing related income, net of the hedge, increased by $4.3 million in the first quarter of 2026. The increase was mainly due to a $4.4 million increase in the change in fair value of the MSR, including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase in the change in fair value from interest rates of $9.6 million, offset by decreases from gains/losses on the MSR hedge of $4.1 million and an increase in MSR decay of $1.2 million.

●	Correspondent banking and capital markets income increased by $11.9 million, or 124.5%, during the first quarter of 2026 compared to the same period in 2025. The increase was primarily attributable to a $6.4 million increase in income generated from the sale of customer swap ARC hedges, reflecting increased hedging activity in a comparatively lower interest rate environment. The increase was also driven by lower expense associated with variation margin payments for centrally cleared swaps where we recorded an expense of $3.0 million related to variation margin payments in the first quarter of 2026 compared to an expense of $7.2 million in the first quarter of 2025.
●	SBA income decreased by $1.7 million, or 53.6%, during the first quarter of 2026 compared to the same period in 2025. SBA income includes changes in fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans. The decrease was attributable to lower gains on sale of SBA loans of $1.2 million.
●	During the three months ended March 31, 2025, the Company recorded net losses of $228.8 million on the sales of investment securities. See Note 4 — Securities for more information.
●	The Company recorded a gain on sale of properties of $229.3 million, net of transaction costs from a sale-leaseback transaction completed in February 2025. See Note 7 — Leases under Sale-leaseback Transaction section for more information.

Noninterest Expense

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Salaries and employee benefits	$205,653	$195,811
Occupancy expense	42,302	35,493
Information services expense	29,704	31,362
OREO and loan related expense	4,378	1,784
Amortization of intangibles	21,304	23,831
Business development and staff related expense	11,362	6,510
Supplies, printing and postage expense	3,254	3,128
Professional fees	5,239	4,709
FDIC assessment and other regulatory charges	10,257	11,258
Advertising and marketing	3,325	2,290
Merger, branch consolidation, severance-related, and other expense	—	68,006
Other	22,746	24,644
Total noninterest expense	$359,524	$408,826

Noninterest expense decreased by $49.3 million, or 12.1%, in the first quarter of 2026 compared to the same period in 2025. The quarterly decrease in total noninterest expense primarily resulted from the following:

●	Salaries and employee benefits increased by $9.8 million, or 5.0%, in the first quarter of 2026 compared to the same period in 2025. The increase was primarily attributable to higher commission and incentive expense of $6.6 million, as well as a $2.6 million increase in salaries resulting from both merit increases and an increase in the number of employees as a result of a hiring initiative to expand our sales force.
●	Occupancy expense increased $6.8 million, or 19.2%, in the first quarter of 2026 compared to the same period in 2025. The increase was primarily due to an increase in lease expense of $7.4 million, slightly offset by a decrease in depreciation expense of $1.1 million. The increase in the lease expense was primarily due to the sale-leaseback transaction completed in February 2025.
●	Information services expense decreased by $1.7 million, or 5.3%, in the first quarter of 2026 compared to the same period in 2025. The decrease was primarily attributable to lower costs associated with systems and software initiatives that were completed in prior periods.
●	OREO expense and loan related expense increased by $2.6 million, or 145.4%, in the first quarter of 2026 compared to the same period in 2025, primarily due to a $2.0 million increase in losses on sales and write downs of OREO.
●	Amortization of intangibles decreased by $2.5 million, or 10.6%, primarily reflecting lower amortization expense related to the core deposit intangible recognized in connection with the Independent acquisition, which is subject to accelerated amortization in the earlier periods of its estimated life.
●	Business development and staff related expense increased $4.9 million, or 74.5%, in the first quarter of 2026 compared to the same period in 2025, due mainly to increases in employee travel, entertainment and recruitment-related costs.

●	The Company did not record merger, branch consolidation, severance related and other expense in the first quarter of 2026. During the first quarter of 2025, the Company recorded $68.0 million of such expenses, approximately $66.5 million of which was related to the Independent acquisition.
●	Other noninterest expense decreased by $1.9 million, or 7.7%, in the first quarter of 2026 compared to the same period in 2025. This decrease primarily resulted from a $3.5 million decrease in other miscellaneous operational expenses, offset by a $1.8 million increase in earnings credit expense to Homeowners Association (“HOA”) customers. The Bank provides a credit to HOA customers based on the average deposit balances held that reduces fees for other services provided.

Income Tax Expense

Our effective tax rate was 22.50% for the three months ended March 31, 2026 compared to 26.53% for the three months ended March 31, 2025.  The decrease in the effective rate for the quarter, when compared to the same period in the prior year, is driven primarily by higher non-deductible executive compensation related to the acquisition of Independent, as well as non-deductible merger expense, and one-time expense of $5.6 million related to the remeasurement of the Company’s deferred tax balances resulting from the acquisition of Independent and new blended income tax rate recognized in the first quarter of 2025 compared to 2026. This was partially offset by an increase in pre-tax book income in the first quarter of 2026 compared to the same period in 2025.

Segment Reporting

As discussed in Note 22 —Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit.

The Company’s Chief Operating Decision Maker (“CODM”), the Executive Committee, consists of the Company’s senior executive management team, including the Chief Executive Officer, Chief Strategy Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Risk Officer, Chief Credit Officer and other executives. The CODM generally meets monthly to assess performance of the General Banking Unit using a variety of figures, metrics and key performance indicators. In addition to net income and non-Tax Equivalent (“TE”) Net Interest Margin (“NIM”), the CODM considers Pre-Provision Net Revenue (“PPNR”), PPNR Per Share and TE NIM to make business decisions. The CODM monitors these profitability measures at each meeting, and is regularly featured in various investor presentations, earnings releases, and other internal management reports. These performance and profitability measures influence business decisions and allocation of resources within the General Banking Unit.

The table below provides PPNR and TE NIM information of the General Banking Unit.

Pre-Provision Net Revenue, Pre-Provision Net Revenue Per Share and Tax Equivalent Net Interest Margin

	Three Months Ended
	March 31,
(Dollars and shares in thousands except for per share amounts)	2026	2025
PPNR (Non-GAAP)
Net Income (GAAP) (a)	$225,820	$89,080
Plus:
Provision for credit losses	10,808	100,562
Income tax provision	65,551	32,167
PPNR (Non-GAAP) (b)	$302,179	$221,809

PPNR, Adjusted (Non-GAAP)
PPNR (Non-GAAP)	$302,179	$221,809
Less:
Gain on sale leaseback, net of transaction costs	—	(229,279)
Plus:
Securities losses, net	—	228,811
Merger, branch consolidation, severance-related, and other expense	—	68,006
PPNR, adjusted (Non-GAAP) (d)	$302,179	$289,347

PPNR per Share (Non-GAAP)
Diluted weighted-average common share outstanding (c)	98,922	101,829
Earnings per common share - Diluted ((a)/(c)) (GAAP)	$2.28	$0.87

PPNR per share ((b)/(c)) (Non-GAAP)	$3.05	$2.18

Adjusted PPNR per Share (Non-GAAP)
Adjusted PPNR per share ((d)/(c)) (Non-GAAP)	$3.05	$2.84

Net Interest Margin, Tax Equivalent ("TE") (Non-GAAP)
Average interest earning assets (e)	$60,201,176	$57,497,453

Net interest income (f)	561,605	544,547
Net interest margin, non-TE ((f)*/(e)) (GAAP)	3.78%	3.84%
TE adjustment (g)	760	784
Net interest margin, TE (((f)+(g))*/(e)) (Non-GAAP)	3.79%	3.85%

* Annualized

Analysis of Financial Condition

Summary

Our total assets increased by approximately $781.8 million, or 1.2%, from December 31, 2025 to approximately $68.0 billion at March 31, 2026. Within total assets, cash and cash equivalents decreased by $305.4 million, or 9.6%, loans increased by $898.3 million or 1.8% and investment securities increased by $193.3 million, or 2.2% during the period. Within total liabilities, deposits grew $729.9 million, or 1.3%. Total shareholder’s equity decreased by $28.2 million, or 0.3%. The decrease in cash and cash equivalents was due to the funding of investment securities and loan growth in the first quarter of 2026. All categories of deposits increased during the first quarter of 2026 except for time deposits. The increase in loans was through organic growth. Our loan to deposit ratio was 89% and 88% at March 31, 2026 and December 31, 2025, respectively, while our percentage of non-interest-bearing deposit accounts to total deposits was 24% at both March 31, 2026 and December 31, 2025.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At March 31, 2026, investment securities totaled $8.9 billion, compared to $8.7 billion at December 31, 2025, an increase of $193.3 million, or 2.2%. During the three months ended March 31, 2026, we purchased $2.0 billion in available for sale investment securities mostly from reinvesting funds provided by the paydowns, maturities and calls of investment securities. There were no sales of available for sale or held to maturity securities during the quarter. The Company had maturities, redemptions, calls, and paydowns of investment securities totaling $1.7 billion and net amortization of premiums of $2.6 million. At March 31, 2026, approximately 73.3% of the investment portfolio was classified as available for sale, approximately 22.5% was classified as held to maturity and 4.2% was classified as other investments.

At March 31, 2026, the unrealized net loss of the available for sale securities portfolio was $438.8 million, or 6.3%, below its amortized cost basis, compared to an unrealized net loss of $382.8 million, or 5.7%, at December 31, 2025. At March 31, 2026, the unrealized net loss of the held to maturity securities portfolio was $323.1 million, or 16.1%, below its amortized cost basis, compared to an unrealized net loss of $315.2 million, or 15.4%, at December 31, 2025. The increase in the unrealized net loss in the available for sale investment portfolio of $56.0 and the held to maturity portfolio of $7.9 million was due to recent changes in market interest rates and lower expectations of future Federal Reserve Bank rate reductions.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
March 31, 2026
U.S. Government agencies	$132,914	$116,022	$(16,892)	$132,914	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	3,115,382	2,791,676	(323,706)	90	3,115,292
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,520,155	2,418,108	(102,047)	—	2,520,155
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,380,029	1,244,702	(135,327)	94,206	1,285,823
State and municipal obligations	1,191,625	1,041,195	(150,430)	1,184,295	7,330
Small Business Administration loan-backed securities	613,327	581,079	(32,248)	613,327	—
Corporate securities	23,000	21,704	(1,296)	—	23,000
	$8,976,432	$8,214,486	$(761,946)	$2,024,832	$6,951,600

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

At March 31, 2026, we had 1,135 investment securities, including both available for sale and held to maturity in an unrealized loss position, which totaled $779.0 million. At December 31, 2025, we had 1,073 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $737.2 million. The total number of investment securities with an unrealized loss position increased by 62, while the total dollar amount of the unrealized loss increased by$41.8 million The increase in the number of securities in a loss position and level of unrealized losses during the quarter was mainly due to recent changes in market interest rates and lower expectations of future Federal Reserve Bank rate reductions.

All investment securities in an unrealized loss position as of March 31, 2026, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity. See Note 2 — Summary of Significant Accounting Policies and Note 4 — Securities for further discussion on the application of ASU 2016-13 on the investment securities portfolio.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of March 31, 2026:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$32,928	1.89%	$99,986	1.68%	$—	—%	$132,914	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,886	2.08	120,205	1.26	944,761	1.91	1,123,852	1.85
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	372,106	2.53	372,106	2.53
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	89,149	1.05	121,563	1.62	121,907	1.92	332,619	1.58
Small Business Administration loan-backed securities	—	—	—	—	—	—	45,758	1.20	45,758	1.20
Total held to maturity	$—	—%	$180,963	1.54%	$341,754	1.51%	$1,484,532	2.04%	$2,007,249	1.91%
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$119	2.46%	$6,030	2.17%	$123,821	3.30%	$1,719,128	3.56%	$1,849,098	3.55%
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	350	2.54	1,001	2.28	83,265	4.85	2,019,939	4.58	2,104,555	4.60
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	2,353	4.28	346,583	3.99	451,266	3.35	170,109	1.84	970,311	3.23
State and municipal obligations	9,729	3.41	26,959	3.12	225,551	2.74	778,956	3.34	1,041,195	3.21
Small Business Administration loan-backed securities	6,541	2.50	9,415	3.94	188,035	4.24	339,494	3.25	543,485	3.61
Corporate securities	—	—	9,998	6.73	11,706	4.29	—	—	21,704	5.35
Total available for sale	$19,092	3.18%	$399,986	3.96%	$1,083,644	3.50%	$5,027,626	3.86%	$6,530,348	3.80%
Total other investments	$—	—%	$—	—%	$—	—%	$370,924	2.37%	$370,924	2.37%
Total investment securities	$19,092	3.18%	$580,949	3.21%	$1,425,398	3.02%	$6,883,082	3.39%	$8,908,521	3.30%
Percent of total	1%		5%		13%		81%
Cumulative percent of total	1%		5%		19%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 86.5% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 13.3% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Single A, Double A or Triple A category.

As of March 31, 2026, the portfolio had an effective duration of 4.65 years. We continue to monitor duration risk and seek to align actual duration with the target range.

The following table presents a summary of our investment portfolio duration for the periods presented:

	March 31, 2026		December 31, 2025
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,914	5.34	$132,913	5.62
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,123,852	6.06	1,153,024	6.06
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	372,106	6.60	379,107	6.63
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	332,619	4.89	336,910	5.05
Small Business Administration loan-backed securities	45,758	5.75	46,076	5.99
Total held to maturity	$2,007,249	5.91	$2,048,030	5.97
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,849,098	4.33	$1,698,108	4.43
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,104,555	2.66	2,185,584	2.54
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	970,311	4.18	832,449	4.55
State and municipal obligations	1,041,195	8.27	1,007,412	7.79
Small Business Administration loan-backed securities	543,485	2.24	568,433	2.19
Corporate securities	21,704	0.42	21,770	0.51
Total available for sale	$6,530,348	4.28	$6,313,756	4.22

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of March 31, 2026, we determined that there was no impairment on our other investment securities. As of March 31, 2026, other investment securities represented approximately $370.9 million, or 0.55% of total assets, and primarily consists of FHLB and FRB stock which totals to approximately $252.5 million, or 0.37% of total assets. There were no gains or losses on the sales of these securities for three months ended March 31, 2026 and 2025, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and its subsidiary SouthState Securities. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $117.6 million and $110.2 million at March 31, 2026, and December 31, 2025.

Loans Held for Sale

The balance of loans held for sale decreased $17.4 million from December 31, 2025 to $327.9 million at March 31, 2026. Loans held for sale at March 31, 2026, and December 31, 2025 consisted of mortgage and SBA loans held for sale.

The Company purchases the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $279.8 million at March 31, 2026 compared to $283.9 million at December 31, 2025. See Note 19 — SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $48.1 million at March 31, 2026, a decrease from $61.4 million at December 31, 2025. Total mortgage production was $661 million in the first quarter of 2026. This compares to $741 million in the fourth quarter of 2025 and $459 million in the first quarter of 2025. Mortgage production has remained relatively stable in the first quarter of 2026 as mortgage rates declined slightly through most of the quarter. However, mortgage rates increased the last half of March 2026 in reaction to the economic effects of the conflict in the Middle East. The percentage of mortgage production sold into the secondary market remained flat at 28% for the first quarter of 2026 compared to the fourth quarter of 2025 and declined from 56% in the first quarter of 2025. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	March 31,	% of	December 31,	% of
(Dollars in thousands)	2026	Total	2025	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$523,434	1.1%	$580,657	1.2%
Commercial non-owner-occupied	4,633,005	9.4%	4,766,211	9.9%
Commercial owner-occupied real estate	1,918,673	3.9%	1,982,641	4.1%
Consumer owner-occupied	1,129,938	2.3%	1,171,043	2.4%
Home equity loans	196,723	0.4%	209,048	0.5%
Commercial and industrial	1,619,908	3.3%	1,789,588	3.7%
Other income producing property	636,769	1.3%	672,593	1.4%
Consumer non real estate	55,935	0.1%	60,528	0.1%
Other	104	—%	105	—%
Total acquired - non-purchased credit deteriorated loans	10,714,489	21.8%	11,232,414	23.1%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	78,204	0.2%	106,815	0.2%
Commercial non-owner-occupied	1,884,766	3.8%	1,960,076	4.0%
Commercial owner-occupied real estate	469,912	0.9%	486,118	1.0%
Consumer owner-occupied	179,995	0.4%	186,905	0.4%
Home equity loans	18,119	—%	18,797	—%
Commercial and industrial	121,297	0.2%	148,089	0.3%
Other income producing property	45,756	0.1%	49,090	0.1%
Consumer non real estate	20,311	—%	21,609	—%
Total acquired - purchased credit deteriorated loans (PCD)	2,818,360	5.6%	2,977,499	6.1%
Total acquired loans	13,532,849	27.4%	14,209,913	29.2%
Non-acquired loans:
Construction and land development	1,991,270	4.0%	1,860,888	3.8%
Commercial non-owner-occupied	10,579,967	21.4%	9,925,473	20.4%
Commercial owner-occupied real estate	5,282,950	10.7%	5,108,232	10.5%
Consumer owner-occupied	7,407,899	15.0%	7,260,486	14.9%
Home equity loans	1,641,223	3.3%	1,603,944	3.3%
Commercial and industrial	7,644,721	15.4%	7,243,731	14.9%
Other income producing property	518,675	1.0%	510,470	1.1%
Consumer non real estate	847,167	1.7%	873,129	1.8%
Other	50,062	0.1%	2,261	—%
Total non-acquired loans	35,963,934	72.6%	34,388,614	70.8%
Total loans (net of unearned income)	$49,496,783	100.0%	$48,598,527	100.0%

Total loans, net of deferred loan costs and fees (excluding mortgage loans held for sale), increased by $898.3 million to $49.5 billion at March 31, 2026. Our non-acquired loan portfolio increased by $1.6 billion, or 18.6% annualized, driven by organic growth and the migration of loans from acquired loans as they renew. Commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, consumer owner-occupied loans, construction and land development loans, home equity loans and other income producing loans led the way with $654.5 million, $401.0 million, $174.7 million, $147.4 million, $130.4 million, $37.3 million and $8.2 million in year-to-date loan growth, respectively, or 26.7%, 22.5%, 13.9%, 8.2%, 28.4%, 9.4% and 6.5% annualized growth, respectively. The acquired loan portfolio decreased by $677.1 million. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that declined were commercial non-owner-occupied loans, commercial and industrial loans, construction and land development loans, commercial owner-occupied real estate loans, consumer owner-occupied loans and other income producing property loans which decreased by $208.5 million, $196.5 million, $85.8 million, $80.2 million, $48.0 million and $39.2 million, respectively, during the quarter. Acquired loans as a percentage of total loans decreased to 27.4% and non-acquired loans as a percentage of the overall portfolio increased to 72.6% at March 31, 2026. This compares to acquired loans as a percentage of total loans of 29.2% and non-acquired loans as a percentage of total loans of 70.8% at December 31, 2025.

Total commercial non-owner-occupied loans of $17.1 billion, approximately 34.5% of the total loans held for investment, was the largest category of the loan portfolio as of March 31, 2026. As of March 31, 2026, approximately 94% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $17.1 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 95% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	Weighted-Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Loan-to-Value (3)	Non-Accrual	Accruing	Special Mention
March 31, 2026
Loan Type:
Retail	$4,707,339	$2,352	59%	0.10%	1.94%	1.57%
Multifamily	2,677,091	3,972	57%	1.12%	26.78%	10.92%
Warehouse/Industrial	2,627,143	2,271	57%	0.03%	6.35%	3.04%
Office	1,795,492	1,619	55%	0.72%	8.54%	2.83%
Hotel	1,423,708	5,476	56%	0.59%	2.13%	2.66%
Other	1,101,286	1,963	54%	—%	5.04%	1.07%
Medical	958,347	2,120	54%	—%	2.39%	1.05%
Self Storage	702,885	3,480	64%	—%	9.20%	4.86%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of March 31, 2026.

Allowance for Credit Losses (“ACL”) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. Please see Note 1 — Summary of Significant Accounting Policies, under the “ACL – Loans” section, of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 — Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on loans.

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

There are several headwinds that continue to weigh on the economy, though the U.S. has thus far avoided a recession. Management continues to use a blended forecast scenario of the baseline, upside, and more severe scenario, depending on the circumstances and economic outlook. For the quarter ending March 31, 2026, management selected a baseline weighting of 40%, an upside scenario weighting of 20% and a more severe scenario weighting of 40%. Scenario weightings are generally expected to remain stable but are reviewed on a quarterly basis. The more severe scenario weighting increased by 5%, and the upside scenario decreased by 5%, to reflect events occurring subsequent to and not captured in the otherwise improved economic forecast, around the conflict in Iran and the market reaction to military escalation. Without a shift, the forecast changes inferred a level of economic improvement that does not align with Management’s outlook, which includes continued recognition of downside risks and elevated uncertainty in the economic forecast from high interest rates, inflation, lack of clarity on trade impacts from policy and geopolitical conflicts, and tightening credit conditions. Employment resilience and improvement in the commercial real estate markets kept expected losses largely stable. The Company recorded a total provision for credit losses of $10.8 million for the first quarter of 2026.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. Please see MD&A, under the “Financial Condition”, “Allowance for Credit Losses (“ACL”)” section, of our Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 — Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL on certain off-balance-sheet credit exposures.

As of March 31, 2026, the balance of the ACL was $585.9 million or 1.18% of total loans. The ACL increased $0.7 million from the balance of $585.2 million recorded at December 31, 2025. The net increase during the first quarter of 2026 included an $11.2 million provision for credit loss and $10.5 million in net charge-offs. During the three months ended March 31, 2026, the Company recorded a provision for credit losses based on loan growth and current forecasts applied to our modeling to adequately capture growing economic recessionary risks.

At March 31, 2026, the Company had a reserve for unfunded commitments of $69.2 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $69.6 million at December 31, 2025. The decrease of $0.4 million was recorded in Provision for Credit Losses on the Consolidated Statements of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during the first three months of 2026.

The ACL provides 1.94 times coverage of nonperforming loans at March 31, 2026. Net charge-offs to the total average loans during the three months ended March 31, 2026 were 0.09%. We continued to experience solid and stable asset quality numbers and ratios as of March 31, 2026.

The following table provides the allocation of expected credit losses by loan segment and each loan segment as a percentage of the total loan portfolio as of March 31, 2026:

	March 31, 2026
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$58,959	19.6%
Residential Mortgage Junior	1,384	0.1%
Revolving Mortgage	13,766	3.9%
Residential Construction	8,182	1.2%
Other Construction and Development	46,541	3.9%
Consumer	17,786	1.9%
Multifamily	55,862	5.4%
Municipal	1,917	1.9%
Owner-Occupied Commercial Real Estate	76,799	15.5%
Non-Owner-Occupied Commercial Real Estate	188,146	29.0%
Commercial and Industrial	116,540	17.6%
Total	$585,882	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge-off ratios (annualized) by loan segment, for the quarters ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(1,533)	$9,622,267	(0.06)%	$(368)	$9,719,220	(0.02)%
Residential Mortgage Junior	93	46,447	0.81%	11	41,030	0.11%
Revolving Mortgage	233	1,919,650	0.05%	151	1,946,671	0.03%
Residential Construction	—	594,255	—%	—	647,257	—%
Other Construction and Development	(112)	1,909,344	(0.02)%	98	2,640,423	0.02%
Consumer	(1,247)	936,549	(0.54)%	(3,298)	1,223,549	(1.09)%
Multifamily	16	2,735,779	0.00%	—	2,361,507	—%
Municipal	—	923,945	—%	—	917,205	—%
Owner-Occupied Commercial Real Estate	(11)	7,576,814	(0.00)%	(1,456)	7,623,351	(0.08)%
Non-Owner-Occupied Commercial Real Estate	8	14,063,588	0.00%	(13,460)	12,118,854	(0.45)%
Commercial and Industrial	(7,960)	8,547,018	(0.38)%	(25,547)	7,557,978	(1.37)%
Total	$(10,513)	$48,875,656	(0.09)%	$(43,869)	$46,797,045	(0.38)%

The following table presents a summary of the changes in the ACL, for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026			2025
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$516,041	$69,156	$585,197	$444,959	$20,321	$465,280
Allowance adjustment - FMV for Independent acquisition	—	—	—	—	118,643	118,643
Initial Allowance for Non-PCD loans acquired during period	—	—	—	79,971	—	79,971
Independent Day 1 PCD loan net charge-offs	—	—	—	—	(39,429)	(39,429)
Loans charged off	(13,595)	(839)	(14,434)	(7,024)	(398)	(7,422)
Recoveries of loans previously charged off	3,033	888	3,921	1,636	1,346	2,982
Net (charge-offs) recoveries	(10,562)	49	(10,513)	(5,388)	(38,481)	(43,869)
Provision (recovery) for credit losses	15,140	(3,942)	11,198	7,073	(3,408)	3,665
Balance at end of period	$520,619	$65,263	$585,882	$526,615	$97,075	$623,690

Total loans, net of unearned income:
At period end	$49,496,783			$46,766,732
Average	48,875,656			46,797,045
Net charge-offs as a percentage of average loans (annualized)	0.09%			0.38%
Allowance for credit losses as a percentage of period end loans	1.18%			1.33%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	193.96%			229.15%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2026	2025	2025	2025	2025
Non-acquired:
Nonaccrual loans	$159,011	$157,662	$141,409	$132,313	$144,079
Accruing loans past due 90 days or more	6,915	2,997	4,352	3,687	3,273
Modified loans to a borrower experiencing financial difficulty - nonaccrual	18,147	4,313	5,342	9,597	7,594
Total non-acquired nonperforming loans	184,073	164,972	151,103	145,597	154,946
Other real estate owned (“OREO”) (1) (6)	7,971	4,961	11,404	16,842	1,570
Other nonperforming assets (2)	368	312	566	446	720
Total nonperforming assets excluding acquired assets	192,412	170,245	163,073	162,885	157,236
Acquired:
Nonaccrual loans (3)	106,922	129,402	143,839	145,423	110,474
Accruing loans past due 90 days or more	1,986	1,944	891	707	537
Modified loans to a borrower experiencing financial difficulty - nonaccrual	9,080	5,778	5,856	6,043	6,217
Total acquired nonperforming loans	117,988	137,124	150,586	152,173	117,228
Acquired OREO (1) (7)	18,090	3,810	7,015	8,728	5,899
Other acquired nonperforming assets (2)	65	91	132	55	77
Total acquired nonperforming assets	136,143	141,025	157,733	160,956	123,204
Total nonperforming assets	$328,555	$311,270	$320,806	$323,841	$280,440

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.53%	0.49%	0.50%	0.52%	0.52%
Total nonperforming assets as a percentage of total assets (5)	0.28%	0.25%	0.25%	0.25%	0.24%
Nonperforming loans as a percentage of period end loans (4)	0.51%	0.48%	0.46%	0.46%	0.52%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.66%	0.64%	0.67%	0.68%	0.60%
Total nonperforming assets as a percentage of total assets (5)	0.48%	0.46%	0.49%	0.49%	0.43%
Nonperforming loans as a percentage of period end loans (4)	0.61%	0.62%	0.63%	0.63%	0.58%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank properties held for sale of $0, $0, $8.6 million, $900,000, and $2.9 million as of March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively.
(7)	Excludes acquired bank properties held for sale of $0, $0, $0, $78.5 million, and $72.0 million as of March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively.

Total nonperforming assets were $328.6 million, or 0.66% of total loans and repossessed assets, at March 31, 2026, an increase of $17.3 million, or 5.6%, from December 31, 2025. Total nonperforming loans were $302.1 million at both March 31, 2026 and December 31, 2025, or 0.61% and 0.62% of total loans, respectively. Non-acquired nonperforming loans increased by $19.1 million from December 31, 2025. The increase in non-acquired nonperforming loans was driven primarily by an increase in consumer nonaccrual loans of $5.3 million, an increase in modified loans to a borrower experiencing financial difficulty of $13.8 million, an increase in accruing loans past due 90 days or more of $3.9 million, offset by a decline in commercial nonaccrual loans of $3.9 million. Acquired nonperforming loans declined $19.1 million from December 31, 2025. The decrease in the acquired nonperforming loan balances was due primarily to a decrease in commercial nonaccrual loans of $22.1 million, offset by an increase in modified loans to a borrower experiencing financial difficulty of $3.3 million. The majority of the decrease in acquired commercial nonaccrual loans was due to one commercial non-owner occupied loan moving to OREO.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased by $454.8 million, or 4.4% annualized, to $42.2 billion at March 31, 2026 from $41.8 billion at December 31, 2025. Interest-bearing checking accounts increased $281.1 million, savings accounts increased by $20.8 million and money market accounts increased by $262.5 million during the first quarter of 2026. The growth in interest-bearing checking accounts and money market accounts was mainly through reciprocal and brokered checking accounts. Time deposits decreased $109.5 million during the quarter which was driven by $143.8 million decline in brokered time deposits. Federal funds purchases related to the Correspondent Banking Division and securities sold under agreements to repurchase were $643.4 million at March 31, 2026, a $25.2 million increase from December 31, 2025. Corporate and subordinated debentures declined by $107,000 to $696.6 million.

Due to competitive pressures to retain deposits, the Company has not lowered rates the full rate decreases on interest-bearing deposit accounts. Average interest-bearing deposits increased $2.2 billion to $41.5 billion in the quarter ended March 31, 2026 compared to the same period in 2025. The increase in average interest-bearing deposits from the first quarter of 2025 was mainly due to a $1.9 billion increase in brokered interest-bearing checking accounts, including brokered money market accounts. For more information on the composition of our total deposits, see Note 8 — Deposits.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At March 31, 2026, noninterest-bearing deposits totaled $13.7 billion compared to $13.4 billion at December 31, 2025, increasing $275.1 million. Average noninterest-bearing deposits were $13.4 billion for the first quarter of 2026 compared to $13.5 billion for the first quarter of 2025.

Uninsured Deposits

At March 31, 2026, and December 31, 2025, the Company had approximately $21.7 billion and $22.0 billion, respectively, in estimated uninsured deposits. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of March 31, 2026, shareholders’ equity was $9.0 billion, a decrease of $28.2 million, or 0.3%, from December 31, 2025.

The following table shows the changes in shareholders’ equity during the three months ended March 31, 2026.

(Dollars in thousands)
Total shareholders' equity at December 31, 2025	$9,059,108
Net income	225,820
Dividends paid on common shares ($0.60 per share)	(58,991)
Dividends paid on restricted stock units	(1,106)
Net decrease in market value of securities available for sale, net of deferred taxes	(42,728)
Stock options exercised	305
Employee stock purchases	1,266
Equity based compensation	9,344
Excise tax on repurchase of common stock	(1,795)
Common stock repurchased - buyback plan	(151,304)
Common stock repurchased - equity plans	(9,132)
Stock issued in lieu of cash - directors fees	129
Total shareholders' equity at March 31, 2026	$9,030,916

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock (the “2026 Repurchase Plan”). The 2026 Repurchase Plan replaced the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. During the first quarter of 2026, the Company repurchased a total of 1,500,000 shares at a weighted average price of $100.87 per share (including commission paid) pursuant to the 2026 Stock Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of March 31, 2026, the Company may repurchase up to an additional 4,060,000 shares of common stock under the 2026 Repurchase Plan.

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

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	March 31,	December 31,
	Minimums	2026	2025
SouthState Bank Corporation:
Common equity Tier 1 risk-based capital	N/A	11.27%	11.36%
Tier 1 risk-based capital	6.00%	11.27%	11.36%
Total risk-based capital	10.00%	13.69%	13.84%
Tier 1 leverage	N/A	9.38%	9.26%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.33%	12.54%
Tier 1 risk-based capital	8.00%	12.33%	12.54%
Total risk-based capital	10.00%	13.44%	13.68%
Tier 1 leverage	5.00%	10.27%	10.22%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and Total risk-based capital ratios as of March 31, 2026 all declined as compared to December 31, 2025. The capital ratios declined due mainly to the Company repurchasing 1,500,000 shares through its 2026 Stock Repurchase Plan in the first quarter of 2026. The common stock repurchases at the Company were funded through dividends from the Bank. Tier 1 capital increased by 1.8% and 0.9% at both the Company and Bank, respectively, while total risk-based capital increased by 1.6% and 0.9% at both the Company and Bank, respectively. The increases in capital ratios were mainly due to net income during the first quarter of 2026 net of the effects of dividends paid and stock repurchases. Both regulatory risk-based assets and quarterly average assets increased in the first quarter of 2026 when compared to the fourth quarter with average assets for both the Company and Bank increasing approximately by 0.5% and 0.4%, respectively, and risk-based assets increasing by 2.7%. The Tier 1 leverage ratio for the Company and the Bank both slightly increased in the first quarter of 2026 as quarterly average assets only increased approximately 0.5% and 0.4%, respectively, which is less than the increase in Tier 1 capital at both the Company and the Bank. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

The ALCO has established key risk indicators to monitor liquidity and interest rate risk. The key risk indicators are reviewed and approved by the ALCO on an annual basis. The liquidity key risk indicators include the loan to deposit ratio (policy limit not to exceed 100%), net noncore funding dependence ratio (policy limit not to exceed 30%), on-hand liquidity to total liabilities ratio (policy limit not to fall below 5%), the percentage of securities pledged to total securities (policy limit not to exceed 85%), primary liquidity to uninsured deposits excluding collateralized deposits (policy limit to maintain a minimum of 95%), primary liquidity to uninsured deposits including collateralized deposits (policy limit to maintain a minimum of 80%) and the ratio of brokered deposits to total deposits (policy limit not to exceed 15%). As of March 31, 2026, the Company was operating within its liquidity policy limits.

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

Our non-acquired loan portfolio increased during the three months ended March 31, 2026 by approximately $1.6 billion, or approximately 18.6% annualized, compared to the balance at December 31, 2025. The increase from December 31, 2025, was mainly related to organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. The acquired loan portfolio decreased by $677.1 million from the balance at December 31, 2025 due to principal paydowns, charge-offs, foreclosures and renewals of acquired loans.

Our investment securities portfolio (excluding trading securities) increased during the three months ended March 31, 2026 by $193.3 billion compared to the balance at December 31, 2025. The increase in the investment securities portfolio came from purchases totaling $2.0 billion in the first quarter of 2026. The increase in investment securities from the purchases were partially offset by maturities, calls, sales and paydowns of investment securities totaling $1.7 billion and a reduction from the net amortization of premiums of $2.6 million. The market value of the available for sale securities also decreased during the quarter by $56.0 million as the expectation for further rate cuts in the near term by the Federal Reserve Bank lowered. Of the $2.0 billion in purchases of investment securities during the quarter, all were in available for sale securities. There were no purchases of held to maturity securities during the quarter. The Bank pledges a portion of its available for sale and held to maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of March 31, 2026, the bank pledged 65.6% of the market value of its available for sale and held to maturity investment portfolios. As of March 31, 2026, the Bank had unpledged securities with a market value of $2.8 billion. These securities included Treasury, Agency, Agency MBS, Municipals and Corporate securities.

Total cash and cash equivalents were $2.9 billion at March 31, 2026 as compared to $3.2 billion at December 31, 2025. The decrease in cash and cash equivalents was primarily due to funding growth in the loan portfolio of $898.2 million and the investment securities portfolio of $193.3 million in the first quarter of 2026. Deposits increased $729.9 million and federal funds purchased and securities sold under agreements to repurchase increased $25.2 million during the quarter to also provide funding for the loan and investment securities growth. The increase in deposits was through in-market growth of noninterest-bearing deposits of $275.1 million and $454.8 million of interest-bearing deposits mainly through interest-bearing checking and money market reciprocal and brokered checking accounts

Total deposits were $55.9 billion at March 31, 2026, an increase of $729.9 million from $55.1 billion at December 31, 2025. At March 31, 2026, and December 31, 2025, we had $1.6 billion and $1.7 billion of traditional, out–of–market brokered time deposits, respectively. At March 31, 2026, and December 31, 2025, we had $4.2 billion and $4.0 billion, respectively, of reciprocal deposits. At March 31, 2026 and December 31, 2025, we also had $2.4 billion and $2.0 billion in brokered interest-bearing checking and money market accounts. The Company has allowed some higher costing local deposits run to off in 2026 and replaced the deposits with brokered and other out of market deposits at lower interest rates. See further discussion on changes in deposits in the Interest-Bearing Liabilities and Noninterest-Bearing Deposits section of this MD&A. Total short-term borrowings at March 31, 2026 were $643.4 million, consisting of $343.8 million in federal funds purchased and $299.6 million in securities sold under agreements to repurchase. Total long-term borrowings at March 31, 2026, were $696.6 million and consisted of trust preferred securities and subordinated debentures. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise.

Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits. Of the $55.9 billion in total deposits at March 31, 2026, approximately 70% were insured or collateralized. The Bank has a granular deposit base comprised of over 1.4 million accounts, with an average deposit size of $39,000. Approximately 24% of total deposits are noninterest-bearing.

As discussed previously and presented below, the Bank maintains credit facilities with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank of Atlanta. The table below compares Primary Funding Sources to uninsured deposits as of March 31, 2026.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,728
Federal Reserve Bank of Atlanta Discount Window	11,433
Liquid cash and cash equivalents	2,750
Fair value of securities that can be pledged	2,704
Total primary sources	$22,615
Uninsured and uncollateralized deposits	$16,835
Uninsured and collateralized deposits	$21,748
Coverage ratio, uninsured deposits	104.0%
Coverage ratio, uninsured and uncollateralized deposits	134.3%
Ratio of uninsured and collateralized deposits to total deposits	38.9%

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

At March 31, 2026, the Bank had a total FHLB credit facility of $5.7 billion, with no outstanding borrowings in short-term FHLB advances and $17.8 million in secured credit exposure at quarter end, leaving $5.7 billion in availability on the FHLB credit facility. At March 31, 2026, the Bank had $11.4 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at March 31, 2026. The Bank has $2.7 billion in market value of unpledged securities at March 31, 2026, that can be pledged to attain additional funds if necessary. The Bank has an internal limit on brokered deposits of 15% of total deposits, which would allow capacity of $8.4 billion at March 31, 2026. The Bank had $4.0 billion of outstanding brokered deposits at the end of the quarter-end leaving $4.4 billion in available capacity as per the internal policy limit of 15% of total deposits. All of the primary sources noted in the table above (excluding the liquid cash and cash equivalents), the federal funds lines of credit and the brokered deposit remaining available capacity would provide an additional $24.5 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at March 31, 2026. We believe that our liquidity position continues to be adequate and readily available.

In addition to adequate liquidity, the Company and Bank are considered well capitalized by all regulatory capital standards as the Company and the Bank were significantly above the required capital levels as of March 31, 2025. The Company’s tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 9.38%, 11.27% and 13.69%, respectively, at March 31, 2026. The Bank’s Tier 1 leverage ratio, CET 1 risk-based capital ratio and total risk-based capital ratio were 10.27%, 12.33% and 13.44%, respectively, at March 31, 2026. As permitted, we elected to exclude accumulated other comprehensive income related to available for sale securities from Tier 1, CET 1 and total risk-based capital; however, even if our unrealized losses as of March 31, 2026 in our available for sale and held to maturity investment portfolios were recognized by selling the portfolios for liquidity purposes, all else being equal, our regulatory capital ratios would remain well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

From time to time, we execute interest rate swaps to hedge some of our interest rate risks. Under these arrangements, the Company enters into a variable rate loan with a client in addition to a swap agreement. The swap agreement effectively converts the client’s variable rate loan into a fixed rate loan. The Company then enters into a matching swap agreement with a third-party dealer to offset its exposure on the customer swap. The Company may also execute interest rate swap agreements that are not specific to client loans. As of March 31, 2026, the Company had a series of short-term interest rate hedges to address monthly accrual mismatches related to the Company’s ARC program related to tenor mismatches related to SOFR. For additional information on these derivatives refer to Note 15 — Derivative Financial Instruments in the consolidated financial statements.

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

Interest rate shocks are applied to the Base Case on an instantaneous basis. Our policy establishes the use of upward and downward interest rate shocks applied in 100 basis point increments through 400 basis points. We calculate smaller rate shocks as needed. At times, market conditions may result in assumed rate movements that will be deemphasized. For example, during a period of ultra-low interest rates, certain downward rate shocks may be impractical. The model simulation results produced from the Base Case Scenario and related instantaneous shocks for changes in net interest income and changes in the economic value of equity are referred to as the Core Scenario Analysis and constitute the policy key risk indicators for interest rate risk when compared to risk tolerances. As of March 31, 2026, the Company was operating within its interest rate key risk indicator policy limits.

Management uses historical data and regression analysis to estimate the deposit beta in various rate environments. The modeled beta is subject to model validation, back testing, and Assumptions Committee oversight. For internal modeling purposes, and based on the deposit mix as of March 31, 2026, the total deposit beta assumption was 37.6%. Management will apply overlays to certain assumptions to adjust for current market conditions as appropriate.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in April 2026 as the Base Case Scenario. As of March 31, 2026, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 3.0% increase (up 100) and 3.2% decrease (down 100) in net interest income.

We use Economic Value of Equity (“EVE”) analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. This measure also assumes a static balance sheet (Base Case Scenario) with rate shocks applied as described above. At March 31, 2026, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.6% decrease and 1.8% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 6.2% decrease and 2.8% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of March 31, 2026.

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

Percentage Change in Net Interest Income over One Year
Up 300 basis points	8.2%
Up 200 basis points	5.8%
Up 100 basis points	3.0%
Base Case	—%
Down 100 basis points	(3.2)%
Down 200 basis points	(6.6)%
Down 300 basis points	(10.3)%

Deposit Concentrations

At March 31, 2026, and December 31, 2025, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were 4% and 5%, respectively, of the Company’s average total deposit balances at March 31, 2026. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.6 billion at March 31, 2026. Based on this criteria, we had seven such credit concentrations at March 31, 2026, including loans to lessors of nonresidential buildings (except mini-warehouses) of $10.9 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $3.0 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.3 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $11.1 billion, loans secured by jumbo (original loans greater than the amount set by Federal Housing Finance Agency) of $3.2 billion and loans secured by business assets including accounts receivable, inventory and equipment of $3.5 billion. The Company also has purchased commercial and industrial syndication and participation loans of $2.3 billion, some of which are also included in the business assets loans noted above. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Banking regulators established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At March 31, 2026, and December 31, 2025, the Bank’s CDL concentration ratio was 35.5% and 35.2%, respectively, and its CRE concentration ratio was 275.8% and 271.8%, respectively. As of March 31, 2026, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Return on average equity (GAAP)	10.11%	4.29%
Effect to adjust for intangible assets	7.48%	4.70%
Return on average tangible equity (non-GAAP)	17.59%	8.99%

Average shareholders’ equity (GAAP)	$9,057,229	$8,418,112
Average intangible assets	(3,469,249)	(3,558,378)
Adjusted average shareholders’ equity (non-GAAP)	$5,587,980	$4,859,734

Net income (GAAP)	$225,820	$89,080
Amortization of intangibles	21,304	23,831
Tax effect	(4,793)	(5,225)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$242,331	$107,686

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

Risks relating to our Business and Business Strategy

●	Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business that are dependent on a variety of factors including economic conditions in the U.S. and globally, geopolitical factors including tariffs, competition, and the regulatory environment;
●	Risks related to the ability of the Company to grow or manage its growth effectively;
●	Risks relating to integrating and recognizing the benefits of the merger between SouthState and Independent;
●	Interest rate risk and a decrease in our net interest income primarily resulting from our inability to effectively manage the risk, and its impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand and changes in mortgage conditions, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
●	Inflationary risks negatively impacting our business and profitability, earnings and budgetary projections, or demand for our products and services;
●	Risks related to the costs of funds and our profitability and liquidity, and changes in our deposit mix and growth;
●	Compliance, reputational and operational risks related to implementing new lines of business or new products and services and our failure to successfully manage such risks;
●	Risks caused by changes in technology, including artificial intelligence, disruptions in our business model, and the lack of resources to invest in technological improvements implemented by our competitors;
●	Increased risk from the adoption and use of artificial intelligence tools by us and our third party vendors and service providers, including risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, clients, counterparties or other third parties;
●	Risks related to the potential deterioration in real estate values and other adverse changes in mortgage conditions, higher risks inherent in a loan portfolio that includes commercial real estate loans, environmental risks in our lending activities, and risks that appraisals used in deciding whether to make a loan that is secured by real estate not ensuring the value of the real property collateral;
●	The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
●	Risks related to (i) our ability to effectively manage credit risk, interest rate risk and liquidity risk affecting the Bank’s ability to meet its obligations when they come due; and (ii) an obligor’s failure to meet the terms of any contract with the Bank or otherwise fail to perform as agreed under the terms of any loan-related document;
●	The results of our most recent stress tests not accurately predicting the impact on our financial condition if the economy were to deteriorate;
●	The impact of the Current Expected Credit Loss (CECL) standard, merger activity, and global events on our allowance for credit losses;
●	Risks related to maintaining adequate levels of capital to support our operations and the availability of additional capital when needed due to our size and continued pace of growth;
●	Controls and procedures risk, including the potential failure or circumvention of our controls and procedures, the failure to comply with regulations related to controls and procedures, or the prevention or detection of errors or acts of fraud;
●	Risks related to losses arising from errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;

●	Reputational and operational risks associated with sustainability, stewardship and governance matters, including the impact of state legislation and inconsistent federal and state regulatory guidance and regulation;
●	Risks related to our reliance on and our ability to retain our culture and attract, retain, develop, and motivate qualified and highly skilled personnel, and to offer competitive salaries and benefits;
●	Our ability to successfully implement current or future information technology and cybersecurity system enhancements or operational initiatives;
●	Cybersecurity risk related to the dependence of SouthState on internal computer systems and the technology of outside service providers, as well as the potential impacts of internal or external security breaches, which may subject the Company to potential business disruptions or financial losses resulting from deliberate attacks or unintentional events;
●	Operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions, whether involving stock or cash consideration;
●	Risks related to accounting policies and processes that enable us to report our financial condition and results of operations and require our management to make estimates about matters that are uncertain;
●	Risks related to unexpected outflows of uninsured deposits requiring us to sell investment securities at a loss, price risks focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios, and the loss of value of our investment portfolio negatively impacting market perceptions of us, possibly resulting in deposit withdrawals;
●	Risks relating to consumers opting not to use banks to complete their financial transactions; and
●	Reputational risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally.

Risks relating to the Regulatory Environment

●	Risks related to the heightened expectations of regulatory agencies exposing it to regulatory enforcement actions and civil penalties which could have an adverse material impact on the Company’s business, financial condition, operations and reputation and could jeopardize the Company’s ability to pursue acquisition opportunities;
●	Regulatory change risk resulting from new laws, rules, regulations, accounting principles, proscribed practices or ethical standards, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums, the impact of higher FDIC deposit insurance requirements or special FDIC assessments, the effects of Consumer Financial Protection Bureau regulations or other guidance, changes in policies and standards for regulatory review of bank mergers, challenges to our income tax provision following changes to tax laws, regulations or interpretations, and the possibility of changes in accounting standards, policies, principles and practices;
●	Risks relating to the legal, regulatory and supervisory environment, including periodic examination and scrutiny by a number of banking agencies and any adjustments to our business resulting from such examinations, changes in financial services legislation and capital regulatory requirements, other regulations; and
●	Compliance risk involving risk to earnings or capital resulting from violations of or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards, and contractual obligations regarding data privacy and cybersecurity.

Risks relating to our Common Stock

●	Risks related to state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us; and
●	Risks related to: (i) shares of our Common Stock not being insured deposits and losing value; (ii) future capital needs resulting in dilution of shareholder investment; (iii) the trading volume of sale of substantial amounts of common stock pressing the price of our common stock; (iv) our ability to pay dividends which is subject to legal and regulatory limitations as well as the discretion of the board of directors of SouthState, SouthState’s performance and other factors; (v) rights of our holders of our junior subordinated debentures that are senior to those of our common shareholders; (vi) volatility of our stock price stock that may or may not reflect economic condition or performance of SouthState; and (vii) our institutional shareholders, exercising significant influence over us and having interests that differ from our other shareholders.

Risks relating to Economic Conditions and Other Outside Forces

●	Geopolitical and economic risks and market volatility associated with policy changes resulting from the U.S. presidential administration, changes in the fiscal, monetary, and regulatory policies of the federal government and its agencies, and geopolitical instability or conflict;
●	Changes to and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions adversely affecting our business, financial conditions and results of operations;
●	Risks related to a slowdown in economic growth or a resumption of recessionary economic conditions impacting inflationary pressures and interest rates to dampen demand adversely affecting consumer confidence, loan payment patterns, and our charge-offs and the provision for credit losses;
●	Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, affecting the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
●	Our success being tied to the success of the local economies where we operate;
●	Catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events, and the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on SouthState and its customers and other constituencies;
●	Market volatility adversely affecting our operations or our ability to access capital when needed;
●	The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin; and
●	Risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company and the Bank conduct their business, or reputational harm.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of March 31, 2026 from those disclosures presented in our Annual Report on Form 10-K for the year ended 2025.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of March 31, 2026, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of March 31, 2026, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than the Cyber Incident Suit (as discussed in Note 12 — Commitments and Contingent Liabilities), as of March 31, 2026, and the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident (as defined in Note 12 — Commitments and Contingent Liabilities). While the Original Suit has been voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that names the Bank as a defendant. These cases have been consolidated into one putative class action, which as of the date of this Quarterly Report on Form 10-Q, remains pending against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”). During the first quarter of 2026, the parties agreed to a settlement of the Cyber Incident Suit, subject to court approval, under which the Company has agreed to fund documented losses, pay attorneys’ fees and administration costs and credit monitoring fees. The settlement is expected to be paid from the Company’s cyber insurance coverage. For more information, please refer to Note 12 — Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Item 1A. RISK FACTORS

Investing in shares of our common stock involves certain risks, including those identified and described in Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Any Forward-Looking Statements” set forth in Part I, Item 2. of this Quarterly Report on Form 10-Q, risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

There have been no material changes to the risk factors disclosed in Item 1A. of Part I in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

During the first quarter of 2026, the Company repurchased a total of 1,500,000 shares at a weighted average price of $100.87 per share (including commission paid) pursuant to the 2026 Stock Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of March 31, 2026, the Company may repurchase up to an additional 4,060,000 shares of common stock under the 2026 Repurchase Plan. During the first quarter of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Plan.

The following table reflects share repurchase activity during the first quarter of 2026:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
January 1 ‑ January 31	456,763	*	$100.47	430,253	5,129,747
February 1 ‑ February 28	880,453	*	104.19	819,747	4,310,000
March 1 ‑ March 31	252,230	*	90.43	250,000	4,060,000
Total	1,589,446			1,500,000	4,060,000
*

For the three months ended March 31, 2026, monthly totals include 26,510, 60,706, and 2,230 shares, respectively, that were repurchased under arrangements, authorized by our stock-based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to SouthState in order to pay for the exercises of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2026 Repurchase Plan.

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
101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Bank Corporation for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHSTATE BANK CORPORATION
(Registrant)

Date: May 1, 2026	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2026	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2026	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer