Form 10-Q
period 2026-06-30
SouthState Bank Corp
filed 2026-07-31
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 30, 2026
Common Stock, $2.50 par value	96,974,534

SouthState Bank Corporation and Subsidiaries

June 30, 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Bank Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	June 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents:
Cash and due from banks	$649,079	$583,375
Federal funds sold and interest-earning deposits with banks	1,374,970	2,286,928
Deposits in other financial institutions (restricted cash)	326,263	302,180
Total cash and cash equivalents	2,350,312	3,172,483
Trading securities, at fair value	191,094	110,183
Investment securities:
Securities held to maturity (fair value of $1,641,042 and $1,732,850)	1,955,754	2,048,030
Securities available for sale, at fair value	6,598,177	6,313,756
Other investments	366,986	353,428
Total investment securities	8,920,917	8,715,214
Loans held for sale	405,441	345,343
Loans:
Acquired - non-purchased credit deteriorated loans	9,921,791	11,232,414
Acquired - purchased credit deteriorated loans	2,658,792	2,977,499
Non-acquired loans	38,266,289	34,388,614
Less allowance for credit losses	(586,664)	(585,197)
Loans, net	50,260,208	48,013,330
Goodwill	3,094,059	3,094,059
Premises and equipment, net	992,594	994,176
Bank owned life insurance (“BOLI”)	1,311,197	1,293,574
Deferred tax assets	93,840	112,578
Derivatives assets	148,889	222,886
Core deposit and other intangibles	343,424	386,326
Mortgage servicing rights	91,442	84,032
Other assets	706,611	653,228
Total assets	$68,910,028	$67,197,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,451,094	$13,375,697
Interest-bearing	42,898,716	41,770,100
Total deposits	56,349,810	55,145,797
Federal funds purchased	286,301	306,841
Securities sold under agreements to repurchase	283,185	311,374
Corporate and subordinated debentures	696,749	696,536
Other borrowings	300,000	—
Reserve for unfunded commitments	76,525	69,619
Derivative liabilities	606,665	554,748
Other liabilities	1,179,325	1,053,389
Total liabilities	59,778,560	58,138,304
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
96,971,142 and 99,138,204 shares issued and outstanding, respectively	242,428	247,845
Surplus	6,247,484	6,480,471
Retained earnings	2,951,691	2,614,173
Accumulated other comprehensive loss	(310,135)	(283,381)
Total shareholders’ equity	9,131,468	9,059,108
Total liabilities and shareholders’ equity	$68,910,028	$67,197,412

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$744,652	$746,448	$1,466,222	$1,471,088
Investment securities:
Taxable	73,078	68,081	145,332	121,951
Tax-exempt	8,293	6,136	15,505	13,652
Federal funds sold, securities purchased under agreements to resell
and interest-bearing deposits with banks	12,236	19,839	28,029	42,379
Total interest income	838,259	840,504	1,655,088	1,649,070
Interest expense:
Deposits	244,216	241,593	482,738	487,550
Federal funds purchased and securities sold under agreements to
repurchase	4,093	5,405	8,288	10,314
Corporate and subordinated debentures	12,516	15,558	25,023	28,063
Other borrowings	1,485	—	1,485	648
Total interest expense	262,310	262,556	517,534	526,575
Net interest income	575,949	577,948	1,137,554	1,122,495
Provision for credit losses	15,919	7,505	26,727	108,067
Net interest income after provision for credit losses	560,030	570,443	1,110,827	1,014,428
Noninterest income:
Fees on deposit accounts	41,568	37,869	80,267	73,802
Mortgage banking income	4,890	5,936	15,906	13,673
Trust and investment services income	15,164	14,419	29,635	29,351
Correspondent banking and capital markets income	20,811	13,767	42,238	23,312
SBA income	1,264	2,430	2,764	5,662
Securities losses, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
Other income	13,029	12,396	26,014	26,637
Total noninterest income	96,726	86,817	196,824	172,905
Noninterest expense:
Salaries and employee benefits	205,377	200,162	411,030	395,973
Information services expense	29,136	30,155	58,840	61,517
OREO and loan related expense	952	2,295	5,330	4,079
Occupancy expense	43,878	41,507	86,180	77,000
Merger, branch consolidation, severance-related, and other expense	—	24,379	—	92,385
FDIC assessment and other regulatory charges	10,753	11,469	21,010	22,727
Supplies, printing and postage expense	3,885	3,970	7,139	7,098
Amortization of intangibles	21,041	24,048	42,345	47,879
Professional fees	5,090	4,658	10,329	9,367
Advertising and marketing	3,836	3,010	7,161	5,300
Other expense	33,801	29,408	67,909	60,562
Total noninterest expense	357,749	375,061	717,273	783,887
Earnings:
Income before provision for income taxes	299,007	282,199	590,378	403,446
Provision for income taxes	68,985	66,975	134,536	99,142
Net income	$230,022	$215,224	$455,842	$304,304
Earnings per common share:
Basic	$2.36	$2.12	$4.66	$3.00
Diluted	$2.35	$2.11	$4.64	$2.99
Weighted average common shares outstanding:
Basic	97,301	101,495	97,919	101,453
Diluted	97,677	101,845	98,292	101,836

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$230,022	$215,224	$455,842	$304,304
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during period	20,580	6,222	(35,434)	80,976
Tax effect	(4,606)	(1,664)	8,680	(19,832)
Reclassification adjustment for net loss included in net income	—	—	—	228,811
Tax effect	—	—	—	(55,143)
Net of tax amount	15,974	4,558	(26,754)	234,812
Other comprehensive income (loss), net of tax	15,974	4,558	(26,754)	234,812
Comprehensive income	$245,996	$219,782	$429,088	$539,116

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended June 30, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated
					Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, March 31, 2025	101,479,065	$253,698	$6,667,277	$2,080,053	$(376,667)	$8,624,361
Comprehensive income:
Net income	—	—	—	215,224	—	215,224
Other comprehensive income, net of tax effects	—	—	—	—	4,558	4,558
Total comprehensive income						219,782
Cash dividends declared on common stock at $0.54 per share	—	—	—	(54,807)	—	(54,807)
Employee stock purchases	12,615	31	1,081	—	—	1,112
Stock options exercised	71	1	2	—	—	3
Stock issued pursuant to restricted stock units	5,930	15	(15)	—	—	—
Stock issued in lieu of cash - directors fees	1,404	3	122	—	—	125
Common stock repurchased - equity plans	(1,085)	(3)	(94)	—	—	(97)
Share-based compensation expense	—	—	10,655	—	—	10,655
Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134

Balance, March 31, 2026	97,937,653	$244,844	$6,332,285	$2,779,896	$(326,109)	$9,030,916
Comprehensive income:
Net income	—	—	—	230,022	—	230,022
Other comprehensive income, net of tax effects	—	—	—	—	15,974	15,974
Total comprehensive income						245,996
Cash dividends declared on common stock at $0.60 per share	—	—	—	(58,227)	—	(58,227)
Employee stock purchases	14,431	36	1,248	—	—	1,284
Stock issued pursuant to restricted stock units	20,883	52	(52)	—	—	—
Stock issued in lieu of cash - directors fees	1,338	4	125	—	—	129
Common stock repurchased - buyback plan	(1,000,000)	(2,500)	(95,148)	—	—	(97,648)
Common stock repurchased - equity plans	(3,163)	(8)	(301)	—	—	(309)
Share-based compensation expense	—	—	9,701	—	—	9,701
Excise tax on repurchase of common stock	—	—	(374)	—	—	(374)
Balance, June 30, 2026	96,971,142	$242,428	$6,247,484	$2,951,691	$(310,135)	$9,131,468

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except for share data)

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	304,304	—	304,304
Other comprehensive income, net of tax effects	—	—	—	—	234,812	234,812
Total comprehensive income						539,116
Cash dividends declared on common stock at $1.08 per share	—	—	—	(109,543)	—	(109,543)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Employee stock purchases	12,615	31	1,081	—	—	1,112
Stock options exercised	7,047	19	314	—	—	333
Stock issued pursuant to restricted stock units	405,891	1,015	(1,015)	—	—	—
Stock issued in lieu of cash - directors fees	2,307	5	213	—	—	218
Common stock repurchased - equity plans	(110,797)	(277)	(10,996)	—	—	(11,273)
Share-based compensation expense	—	—	18,909	—	—	18,909
Common stock issued for Independent Bank Group, Inc. (“Independent”) acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134

Balance, December 31, 2025	99,138,204	$247,845	$6,480,471	$2,614,173	$(283,381)	$9,059,108
Comprehensive income:
Net income	—	—	—	455,842	—	455,842
Other comprehensive loss, net of tax effects	—	—	—	—	(26,754)	(26,754)
Total comprehensive income						429,088
Cash dividends declared on common stock at $1.20 per share	—	—	—	(117,218)	—	(117,218)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,106)	—	(1,106)
Employee stock purchases	28,844	72	2,478	—	—	2,550
Stock options exercised	6,018	15	290	—	—	305
Stock issued pursuant to restricted stock units	388,095	970	(970)	—	—	—
Stock issued in lieu of cash - directors fees	2,590	7	251	—	—	258
Common stock repurchased - buyback plan	(2,500,000)	(6,250)	(242,702)	—	—	(248,952)
Common stock repurchased - equity plans	(92,609)	(231)	(9,210)	—	—	(9,441)
Share-based compensation expense	—	—	19,045	—	—	19,045
Excise tax on repurchase of common stock	—	—	(2,169)	—	—	(2,169)
Balance, June 30, 2026	96,971,142	$242,428	$6,247,484	$2,951,691	$(310,135)	$9,131,468

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$455,842	$304,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75,725	75,001
Provision for credit losses	26,727	108,067
Deferred income taxes	27,244	83,833
Losses on sale of securities, net	—	228,811
Share-based compensation expense	19,045	18,909
Accretion of discount related to acquired loans	(71,841)	(125,305)
Losses (gains) on disposal of premises and equipment	845	(115)
Gains on sale of bank properties held for sale and repossessed real estate	(2,244)	(229,810)
Net amortization of premiums and discounts on investment securities	5,594	5,437
Bank properties held for sale and repossessed real estate write downs	4,591	266
Fair value adjustment for loans held for sale	247	433
Originations and purchases of loans held for sale	(1,098,723)	(1,235,565)
Proceeds from sales of loans held for sale	478,309	658,553
Gains on sales of loans held for sale	(5,734)	(11,462)
Increase in cash surrender value of BOLI	(18,885)	(17,527)
Net change in:
Accrued interest receivable	(5,627)	(3,830)
Prepaid assets	(1,772)	6,992
Operating leases	3,904	2,817
Bank owned life insurance	(245)	(1,427)
Trading securities	471,364	514,762
Derivative assets	73,997	(46,679)
Miscellaneous other assets	(64,826)	16,915
Accrued interest payable	(14,024)	(26,808)
Accrued income taxes	41,802	(64,074)
Derivative liabilities	51,918	(275,258)
Miscellaneous other liabilities	119,920	(40,891)
Net cash provided by (used in) operating activities	573,153	(53,651)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,874,110
Proceeds from maturities and calls of investment securities held to maturity	90,315	106,692
Proceeds from maturities and calls of investment securities available for sale	2,072,790	674,993
Proceeds from redemption of other investment securities	21	—
Proceeds from sales and redemptions of other investment securities	1,942	45,302
Purchases of investment securities available for sale	(2,396,277)	(3,503,942)
Purchases of other investment securities	(14,267)	(117,363)
Net increase in loans	(2,234,124)	(209,675)
Net cash received from acquisitions	—	1,040,765
Net cash paid for acquisition of customer list	—	(279)
Recoveries of loans previously charged off	7,822	7,700
Purchases of premises and equipment	(29,900)	(32,933)
Proceeds from redemption and payout of bank owned life insurance policies	1,506	3,532
Proceeds from sale of bank properties held for sale and repossessed real estate	25,511	464,751
Proceeds from sale of premises and equipment	65	972
Net cash (used in) provided by investing activities	(2,474,596)	1,354,625
Cash flows from financing activities:
Net increase in deposits	1,203,774	430,633
Net (decrease) increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	(48,729)	115,646
Proceeds from borrowings	600,000	1,045,039
Repayment of borrowings	(300,000)	(700,000)
Common stock issuance	2,808	1,330
Common stock repurchases	(258,393)	(11,273)
Dividends paid	(118,324)	(110,643)
Excise tax paid on repurchases of common stock	(2,169)	—
Stock options exercised	305	333
Net cash provided by financing activities	1,079,272	771,065
Net (decrease) increase in cash and cash equivalents	(822,171)	2,072,039
Cash and cash equivalents at beginning of period	3,172,483	1,392,067
Cash and cash equivalents at end of period	$2,350,312	$3,464,106

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$531,558	$553,383
Income taxes	$56,283	$72,267
Recognition of operating lease assets in exchange for lease liabilities	$38,319	$397,318
Schedule of Noncash Operating Transactions:
Pooling of interest only strips into trading securities	$33,352	$—
Creation of interest only strips from pooling of SBA loans held for sale	$46,881	$—
Pooling of SBA loans held for sale into trading securities	$518,923	$507,136
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$16,553,467
Other intangible assets acquired	—	414,553
Liabilities assumed	—	15,665,912
Net identifiable assets acquired over liabilities assumed	—	1,170,953
Common stock issued in acquisition	—	2,472,947
Real estate transferred from premises and equipment to premises held for sale
related to the sale-leaseback transaction	$—	$230,143
Real estate acquired in full or in partial settlement of loans	$31,442	$21,584

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The consolidated balance sheet at December 31, 2025, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements.

Note 2 — Summary of Significant Accounting Policies

The information contained in the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2026, should be referenced when reading these unaudited consolidated financial statements. Unless otherwise mentioned or unless the context requires otherwise, references herein to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” or “SouthState Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements in the 2025 Form 10-K. There have been no material changes to those policies during the six months ended June 30, 2026.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

There were no accounting standards adopted during the six months ended June 30, 2026 that had a material effect on our consolidated financial statements.

Issued But Not Yet Adopted Accounting Standards

Subsequent to the filing of the Company’s 2025 Form 10-K, no accounting standards were issued that are expected to have a material effect on the Company’s consolidated financial statements.

Note 4 — Investment Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2026:
U.S. Government agencies	$132,915	$—	$(16,795)	$116,120
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,090,113	—	(175,475)	914,638
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	363,925	—	(57,204)	306,721
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	324,980	—	(57,187)	267,793
Small Business Administration loan-backed securities	43,821	—	(8,051)	35,770
	$1,955,754	$—	$(314,712)	$1,641,042
December 31, 2025:
U.S. Government agencies	$132,913	$—	$(15,767)	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	—	(177,101)	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	—	(55,232)	323,875
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	—	(58,332)	278,578
Small Business Administration loan-backed securities	46,076	—	(8,748)	37,328
	$2,048,030	$—	$(315,180)	$1,732,850

The following is the amortized cost and fair value of investment securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
June 30, 2026:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$2,026,760	$4,562	$(144,756)	$1,886,566
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,082,757	5,511	(54,109)	2,034,159
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,095,770	1,050	(79,341)	1,017,479
State and municipal obligations	1,240,617	2,484	(128,351)	1,114,750
Small Business Administration loan-backed securities	547,528	433	(24,844)	523,117
Corporate securities	23,000	—	(894)	22,106
	$7,016,432	$14,040	$(432,295)	$6,598,177
December 31, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,826,307	$10,108	$(138,307)	$1,698,108
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,208,710	23,979	(47,105)	2,185,584
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	903,209	3,282	(74,042)	832,449
State and municipal obligations	1,141,377	1,252	(135,217)	1,007,412
Small Business Administration loan-backed securities	593,973	548	(26,088)	568,433
Corporate securities	23,000	—	(1,230)	21,770
	$6,696,576	$39,169	$(421,989)	$6,313,756

The following is the amortized cost and carrying value of other investment securities:

Carrying
(Dollars in thousands)	Value
June 30, 2026:
Federal Home Loan Bank stock	$32,336
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	94,989
$366,986
December 31, 2025:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	95,681
$353,428

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2026, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at June 30, 2026, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Due in one year or less	$—	$—	$25,660	$25,525
Due after one year through five years	172,583	160,937	415,952	411,268
Due after five years through ten years	330,479	287,326	1,211,660	1,143,401
Due after ten years	1,452,692	1,192,779	5,363,160	5,017,983
	$1,955,754	$1,641,042	$7,016,432	$6,598,177

During the three and six months ended June 30, 2026, there were no sales of securities available for sale. During the three months ended June 30, 2025, there were no sales of securities available for sale. During the first quarter of 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. During the first quarter of 2025, in addition to the sale of the investment securities acquired from Independent, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio.

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

There were no sales of held to maturity securities during the three and six months ended June 30, 2026 or June 30, 2025.

The Company had 1,129 securities with gross unrealized losses at June 30, 2026. Information pertaining to our securities with gross unrealized losses at June 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		12 Months
	12 Months		or More
	Gross Unrealized	Fair	Gross Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
June 30, 2026:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$16,795	$116,120
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	175,475	914,638
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	57,204	306,721
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	57,188	267,793
Small Business Administration loan-backed securities	—	—	8,050	35,770
	$—	$—	$314,712	$1,641,042
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$5,882	$694,570	$138,873	$752,869
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	5,713	874,273	48,396	258,069
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	4,740	462,508	74,602	391,176
State and municipal obligations	436	61,086	127,914	864,249
Small Business Administration loan-backed securities	403	126,057	24,442	358,963
Corporate securities	64	9,936	830	12,170
	$17,238	$2,228,430	$415,057	$2,637,496
December 31, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$15,767	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	177,101	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	55,232	323,874
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,332	278,579
Small Business Administration loan-backed securities	—	—	8,748	37,328
	$—	$—	$315,180	$1,732,850
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$459	$145,357	$137,848	$803,407
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	46	40,399	47,059	278,620
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	228	152,299	73,814	423,165
State and municipal obligations	572	43,620	134,645	903,784
Small Business Administration loan-backed securities	680	284,036	25,408	202,322
Corporate securities	—	—	1,230	21,769
	$1,985	$665,711	$420,004	$2,633,067

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Investment Securities” section, of the 2025 Form 10-K. All debt securities in an unrealized loss position as of June 30, 2026, continue to perform as scheduled and management does not believe there is a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2026, and December 31, 2025, the accrued interest receivables for all investment securities recorded in Other Assets were $42.0 million and $38.9 million, respectively.

At June 30, 2026, investment securities with a market value of $5.1 billion and a carrying value of $5.4 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 19 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.4 billion carrying value of investment securities pledged, $5.3 billion were pledged to secure public funds deposits, $23.8 million were pledged to secure FHLB advances, and $78.4 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2025, investment securities with a market value of $5.2 billion and a carrying value of $5.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $5.5 billion carrying value of investment securities pledged, $5.2 billion were pledged to secure public funds deposits, $182.2 million were pledged to secure FHLB advances and $83.3 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At June 30, 2026 and December 31, 2025, trading securities, at estimated fair value, were as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
U.S. Government agencies	$9,855	$1,872
Residential mortgage pass-through securities issued or guaranteed by U.S.
government agencies or sponsored enterprises	20,667	9,799
Other residential mortgage issued or guaranteed by U.S. government
agencies or sponsored enterprises	7,705	1,419
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	28,073	5,966
State and municipal obligations	42,131	24,816
Small Business Administration asset-backed securities	82,421	66,173
Other debt securities	242	138
	$191,094	$110,183

Net gains (losses) on trading securities for the three and six months ended June 30, 2026, and 2025, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net gains (losses) on sales transaction	$1,017	$(418)	$1,401	$(56)
Net unrealized gains (losses)	89	291	(487)	412
Net gains (losses) on trading securities	$1,106	$(127)	$914	$356

Note 5 — Loans

The following is a summary of total loans:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Loans:
Construction and land development (1)	$2,982,968	$2,548,360
Commercial non-owner-occupied	17,481,117	16,651,760
Commercial owner-occupied real estate	7,852,391	7,576,991
Consumer owner-occupied (2)	9,125,082	8,618,434
Home equity loans	1,909,020	1,831,789
Commercial and industrial	9,378,444	9,181,408
Other income producing property	1,175,338	1,232,153
Consumer	934,035	955,266
Other loans	8,477	2,366
Total loans	50,846,872	48,598,527
Less: allowance for credit losses	(586,664)	(585,197)
Loans, net	$50,260,208	$48,013,330
(1)	Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)	Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods June 30, 2026, and December 31, 2025, to include net deferred costs of $84.1 million and $97.0 million, respectively, and unamortized discount related to loans acquired of $185.9 million and $259.5 million, respectively. Accrued interest receivables of $187.6 million and $186.5 million, respectively, are accounted for separately and reported in other assets for the periods June 30, 2026, and December 31, 2025.

For a description of the Company’s loan risk grading system, including the definitions of Pass, Special Mention, Substandard, and Doubtful, refer to Note 4 to the Consolidated Financial Statements in the 2025 Form 10-K.

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending June 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$497,110	$1,084,206	$500,035	$106,149	$89,490	$69,163	$144,237	$2,490,390
Special mention	1,328	3,097	278	25,393	—	550	41,738	72,384
Substandard	2,121	5,764	6,986	31,998	8,693	6,224	—	61,786
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$500,559	$1,093,067	$507,299	$163,540	$98,183	$75,937	$185,975	$2,624,560
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$166	$—	$166

Commercial non-owner-occupied
Risk rating:
Pass	$2,534,850	$2,514,311	$1,079,357	$1,089,654	$3,429,598	$4,552,116	$259,543	$15,459,429
Special mention	26,266	47,961	26,375	42,827	324,787	101,640	1,070	570,926
Substandard	49,745	76,404	31,664	196,749	691,061	404,382	753	1,450,758
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner-occupied	$2,610,861	$2,638,676	$1,137,396	$1,329,230	$4,445,446	$5,058,142	$261,366	$17,481,117
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$969	$—	$—	$—	$969

Commercial Owner-Occupied
Risk rating:
Pass	$871,834	$1,221,181	$692,300	$603,475	$1,088,014	$2,899,012	$110,661	$7,486,477
Special mention	2,704	6,922	2,978	10,136	11,877	17,764	261	52,642
Substandard	6,089	18,510	25,540	49,646	86,756	124,746	1,969	313,256
Doubtful	—	8	4	—	—	4	—	16
Total commercial owner-occupied	$880,627	$1,246,621	$720,822	$663,257	$1,186,647	$3,041,526	$112,891	$7,852,391
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$11	$134	$188	$38	$—	$371

Commercial and industrial
Risk rating:
Pass	$1,814,574	$1,759,014	$861,689	$494,697	$672,230	$974,791	$2,400,723	$8,977,718
Special mention	735	5,119	4,226	5,712	3,649	7,399	11,854	38,694
Substandard	14,719	26,814	59,029	50,188	47,701	60,314	102,969	361,734
Doubtful	4	8	30	59	69	26	102	298
Total commercial and industrial	$1,830,032	$1,790,955	$924,974	$550,656	$723,649	$1,042,530	$2,515,648	$9,378,444
Commercial and industrial
Current-period gross charge-offs	$1,108	$2,617	$6,266	$3,004	$1,204	$1,399	$1,928	$17,526

Other income producing property
Risk rating:
Pass	$128,579	$143,743	$93,401	$65,554	$239,444	$296,614	$63,941	$1,031,276
Special mention	142	1,811	260	45	1,844	2,051	519	6,672
Substandard	1,409	838	625	1,877	10,602	20,986	221	36,558
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$130,130	$146,392	$94,286	$67,476	$251,890	$319,651	$64,681	$1,074,506
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$7,167	$14,860	$2,106	$17,596	$10,329	$34,808	$38,819	$125,685
Special mention	—	105	726	128	—	76	95	1,130
Substandard	473	1,251	—	368	—	—	583	2,675
Doubtful	—	—	—	—	—	—	—	—
Total Consumer owner-occupied	$7,640	$16,216	$2,832	$18,092	$10,329	$34,884	$39,497	$129,490
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$8,477	$—	$—	$—	$—	$—	$—	$8,477
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$8,477	$—	$—	$—	$—	$—	$—	$8,477
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$5,862,591	$6,737,315	$3,228,888	$2,377,125	$5,529,105	$8,826,504	$3,017,924	$35,579,452
Special mention	31,175	65,015	34,843	84,241	342,157	129,480	55,537	742,448
Substandard	74,556	129,581	123,844	330,826	844,813	616,652	106,495	2,226,767
Doubtful	4	16	34	59	69	34	102	318
Total Commercial Loans	$5,968,326	$6,931,927	$3,387,609	$2,792,251	$6,716,144	$9,572,670	$3,180,058	$38,548,985
Commercial Loans
Current-period gross charge-offs	$1,108	$2,617	$6,277	$4,107	$1,392	$1,603	$1,928	$19,032

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending June 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,001,713	$1,164,128	$584,617	$896,759	$2,287,256	$2,987,852	$—	$8,922,325
30 days past due	—	5,151	5,785	3,797	2,857	6,777	—	24,367
60 days past due	—	2,887	2,472	2,412	512	5,525	—	13,808
90 days past due	212	2,286	10,324	11,052	3,877	7,341	—	35,092
Total Consumer owner-occupied	$1,001,925	$1,174,452	$603,198	$914,020	$2,294,502	$3,007,495	$—	$8,995,592
Consumer owner-occupied
Current-period gross charge-offs	$—	$385	$1,098	$886	$250	$22	$—	$2,641

Home equity loans
Days past due:
Current	$159	$1,456	$3,162	$1,398	$2,589	$13,586	$1,876,828	$1,899,178
30 days past due	—	—	90	—	70	269	2,888	3,317
60 days past due	—	—	114	—	3	579	1,496	2,192
90 days past due	—	—	666	685	397	1,424	1,161	4,333
Total Home equity loans	$159	$1,456	$4,032	$2,083	$3,059	$15,858	$1,882,373	$1,909,020
Home equity loans
Current-period gross charge-offs	$—	$—	$104	$10	$—	$50	$35	$199

Consumer
Days past due:
Current	$126,474	$155,609	$107,469	$132,304	$129,074	$187,623	$90,568	$929,121
30 days past due	53	161	89	161	264	917	47	1,692
60 days past due	—	66	230	64	213	316	39	928
90 days past due	1	40	261	221	363	1,382	26	2,294
Total consumer	$126,528	$155,876	$108,049	$132,750	$129,914	$190,238	$90,680	$934,035
Consumer
Current-period gross charge-offs	$28	$419	$359	$555	$128	$113	$2,702	$4,304

Construction and land development
Days past due:
Current	$69,597	$144,048	$44,526	$21,646	$38,200	$39,807	$—	$357,824
30 days past due	—	—	—	302	—	10	—	312
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	3	269	—	—	272
Total Construction and land development	$69,597	$144,048	$44,526	$21,951	$38,469	$39,817	$—	$358,408
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$1,273	$3,936	$1,187	$7,233	$47,121	$39,583	$94	$100,427
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	3	—	258	144	—	405
Total other income producing property	$1,273	$3,936	$1,190	$7,233	$47,379	$39,727	$94	$100,832
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,199,216	$1,469,177	$740,961	$1,059,340	$2,504,240	$3,268,451	$1,967,490	$12,208,875
30 days past due	53	5,312	5,964	4,260	3,191	7,973	2,935	29,688
60 days past due	—	2,953	2,816	2,476	728	6,420	1,535	16,928
90 days past due	213	2,326	11,254	11,961	5,164	10,291	1,187	42,396
Total Consumer Loans	$1,199,482	$1,479,768	$760,995	$1,078,037	$2,513,323	$3,293,135	$1,973,147	$12,297,887
Consumer Loans
Current-period gross charge-offs	$28	$804	$1,561	$1,451	$378	$185	$2,737	$7,144

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending June 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans	$7,167,808	$8,411,695	$4,148,604	$3,870,288	$9,229,467	$12,865,805	$5,153,205	$50,846,872

Current-period gross charge-offs	$1,136	$3,421	$7,838	$5,558	$1,770	$1,788	$4,665	$26,176

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$9,243,653	$4,722,088	$4,528,671	$10,162,437	$6,426,402	$8,550,891	$4,964,385	$48,598,527

Current-period gross charge-offs	$24,847	$4,851	$11,681	$13,326	$31,080	$26,138	$16,064	$127,987

The following table presents an aging analysis of past due accruing loans, segregated by class, as of June 30, 2026 and December 31, 2025:

	30 - 59 Days	60 - 89 Days	90+ Days	Total		Non-	Total
(Dollars in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Accruing	Loans
June 30, 2026
Construction and land development	$2,475	$2,099	$108	$4,682	$2,972,485	$5,801	$2,982,968
Commercial non-owner-occupied	6,994	2,177	—	9,171	17,429,641	42,305	17,481,117
Commercial owner-occupied	11,999	6,207	346	18,552	7,792,320	41,519	7,852,391
Consumer owner-occupied	17,823	1,504	1,063	20,390	9,024,719	79,973	9,125,082
Home equity loans	2,678	1,808	—	4,486	1,895,492	9,042	1,909,020
Commercial and industrial	26,640	7,044	2,251	35,935	9,256,352	86,157	9,378,444
Other income producing property	743	701	28	1,472	1,171,477	2,389	1,175,338
Consumer	1,501	788	—	2,289	928,316	3,430	934,035
Other loans	—	—	—	—	8,477	—	8,477
	$70,853	$22,328	$3,796	$96,977	$50,479,279	$270,616	$50,846,872
December 31, 2025
Construction and land development	$3,018	$472	$139	$3,629	$2,537,171	$7,560	$2,548,360
Commercial non-owner-occupied	8,457	304	408	9,169	16,575,180	67,411	16,651,760
Commercial owner-occupied	14,821	4,651	865	20,337	7,516,697	39,957	7,576,991
Consumer owner-occupied	16,301	901	—	17,202	8,527,681	73,551	8,618,434
Home equity loans	2,739	1,226	1	3,966	1,819,479	8,344	1,831,789
Commercial and industrial	24,890	5,860	2,913	33,663	9,052,979	94,766	9,181,408
Other income producing property	1,582	827	615	3,024	1,227,020	2,109	1,232,153
Consumer	2,002	793	—	2,795	949,014	3,457	955,266
Other loans	—	—	—	—	2,366	—	2,366
	$73,810	$15,034	$4,941	$93,785	$48,207,587	$297,155	$48,598,527

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of June 30, 2026, and December 31, 2025:

	June 30,	Greater than	Non-accrual	December 31,
(Dollars in thousands)	2026	90 Days Accruing(1)	with no allowance(1)	2025
Construction and land development	$5,801	$108	$3,796	$7,560
Commercial non-owner-occupied	42,305	—	39,945	67,411
Commercial owner-occupied real estate	41,519	346	10,212	39,957
Consumer owner-occupied	79,973	1,063	1,484	73,551
Home equity loans	9,042	—	—	8,344
Commercial and industrial	86,157	2,251	8,360	94,766
Other income producing property	2,389	28	—	2,109
Consumer	3,430	—	—	3,457
Total loans on nonaccrual status	$270,616	$3,796	$63,797	$297,155
(1)	Greater than 90 days accruing and non-accrual with no allowance loans at June 30, 2026.

There is no interest income recognized during the period on nonaccrual loans. The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Loans on nonaccrual status in which there is no allowance assigned are individually evaluated loans that do not carry a specific reserve. See Note 1 — Summary of Significant Accounting Policies of the 2025 Form 10-K for further detailed descriptions on individually evaluated loans.

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

	June 30,	Collateral		December 31,	Collateral
(Dollars in thousands)	2026	Coverage	%	2025	Coverage	%
Construction and land development
Other	$3,796	$7,725	204%	$5,778	$7,725	134%
Commercial owner-occupied real estate
Church	3,260	5,288	162%	3,315	6,075	183%
Other	6,952	15,363	221%	6,157	9,549	155%
Commercial non-owner-occupied real estate
Hotel	8,420	9,720	115%	—	—	—
Retail	3,561	4,549	128%	3,451	5,251	152%
Other	2,444	3,438	141%	1,250	1,512	121%
Office	1,860	1,908	103%	12,250	22,015	180%
Multifamily	23,660	29,592	125%	44,860	50,894	113%
Commercial and industrial
Other	37,147	39,213	106%	49,491	46,539	94%
Other income producing property
1-4 family investment property	—	—	—	717	545	76%
Consumer owner-occupied
1st Mtg Residential	1,484	2,250	152%	1,484	2,250	152%
Total collateral dependent loans	$92,584	$119,046		$128,753	$152,355

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. The Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are generally due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $36.2 million during the six months ended June 30, 2026.

Loans on nonaccrual status at the date of modification are initially classified as nonaccrual. Loans on accruing status at the date of modification are initially classified as accruing if the note is reasonably assured of repayment and performance is expected in accordance with its modified terms. Such loans may be designated as nonaccrual loans subsequent to the modification date if reasonable doubt exists as to the collection of interest or principal under the modification agreement. Nonaccrual loans are returned to accruing status when there is economic substance to the modification, there is documented credit evaluation of the borrower’s financial condition, the remaining balance is reasonably assured of repayment in accordance with its modified terms, and the borrower has demonstrated sustained repayment performance in accordance with the modified terms for a reasonable period of time (generally a minimum of six months). See Note 1 — Summary of Significant Accounting Policies of the 2025 Form 10-K for how such modifications are factored into the determination of the ACL for the periods presented above.

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026, and 2025, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. There were no combination interest rate reduction and payment delay modifications for the three and six months ended June 30, 2026. There were no combination interest rate reduction and payment delay modifications for the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026			2025
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Commercial owner-occupied real estate	$316	0.00%	1.00%	$332	0.00%	1.55%
Commercial and industrial	534	0.01%	1.32%	—	—	—
Total interest rate reductions	$850			$332

	Six Months Ended June 30,
	2026			2025
			Reduction in Weighted			Reduction in Weighted
	Amortized	% of Total	Average Contractual	Amortized	% of Total	Average Contractual
(Dollars in thousands)	Cost	Asset Class	Interest Rate	Cost	Asset Class	Interest Rate
Interest rate reduction
Construction and land development	$1,813	0.06%	1.75%	$—	—
Commercial non-owner occupied	1,124	0.01%	0.81%	15,045	0.10%	0.86%
Commercial owner-occupied real estate	316	0.00%	1.00%	332	0.00%	1.55%
Commercial and industrial	808	0.01%	1.00%	378	0.00%	1.75%
Total interest rate reductions	$4,061			$15,755

	Three Months Ended June 30,
	2026			2025
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$1,459	0.05%	11 months	$—	—	—
Commercial non-owner occupied	32,962	0.19%	5 months	—	—	—
Commercial owner-occupied real estate	1,215	0.02%	7 months	—	—	—
Consumer owner-occupied	2,751	0.03%	5 months	4,269	0.05%	4 months
Commercial and industrial	16,105	0.17%	4 months	9,245	0.11%	4 months
Other income producing property	2,443	0.21%	3 months	—	—	—
Total term extensions	$56,935			$13,514

	Six Months Ended June 30,
	2026			2025
			Increase in			Increase in
	Amortized	% of Total	Weighted Average	Amortized	% of Total	Weighted Average
(Dollars in thousands)	Cost	Asset Class	Life of Loan	Cost	Asset Class	Life of Loan
Term extension
Construction and land development	$1,459	0.05%	11 months	$286	0.01%	9 months
Commercial non-owner-occupied	41,111	0.24%	6 months	—	—	—
Commercial owner-occupied real estate	4,784	0.06%	7 months	—	—	—
Consumer owner-occupied	3,619	0.04%	4 months	4,269	0.05%	4 months
Commercial and industrial	30,924	0.33%	5 months	9,245	0.11%	4 months
Other income producing property	2,443	0.21%	3 months	—	—	—
Total term extensions	$84,340			$13,800

	Three Months Ended June 30,
	2026			2025
			Weighted Average of			Weighted Average of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial non-owner occupied	$67,136	0.38%	6 months	$—	—	—
Commercial owner-occupied real estate	2,784	0.04%	4 months	5,404	0.07%	6 months
Consumer owner occupied	373	0.00%	2 months	—	—	—
Commercial and industrial	5,928	0.06%	24 months	1,610	0.02%	6 months
Other income producing property	266	0.02%	60 months	—	—	—
Total payment delays	$76,487			$7,014

	Six Months Ended June 30,
	2026			2025
			Weighted Average of			Weighted Average of
	Amortized	% of Total	Months Payments	Amortized	% of Total	Months Payments
(Dollars in thousands)	Cost	Asset Class	Were Deferred	Cost	Asset Class	Were Deferred
Other-than-insignificant payment delay
Commercial non-owner-occupied	$135,258	0.77%	7 months	$—	—	—
Commercial owner-occupied real estate	3,840	0.05%	5 months	5,713	0.08%	7 months
Consumer owner-occupied	373	0.00%	2 months	—	—	—
Commercial and industrial	13,128	0.14%	16 months	1,610	0.02%	6 months
Other income producing property	266	0.02%	60 months	—	—
Total payment delays	$152,865			$7,323

	Three Months Ended June 30,
	2026			2025
		Reduction in	Increase in		Reduction in	Increase in
		Weighted Average	Weighted		Weighted Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination - Term Extension and Interest Rate Reduction
Commercial non-owner occupied	$24,397	0.57%	36 months	$—	—	—
Consumer owner-occupied	—	—	—	363	1.50%	18 months
Total term extension and interest rate reduction combinations	$24,397			$363

	Six Months Ended June 30,
	2026			2025
		Reduction in	Increase in		Reduction in	Increase in
		Weighted Average	Weighted		Weighted Average	Weighted
	Amortized	Contractual	Average	Amortized	Contractual	Average
(Dollars in thousands)	Cost	Interest Rate	Life of Loan	Cost	Interest Rate	Life of Loan
Combination - Term Extension and Interest Rate Reduction
Commercial non-owner occupied	$24,397	0.57%	36 months	$—	—	—
Consumer owner-occupied	1,218	0.54%	37 months	853	3.01%	9 months
Total term extension and interest rate reduction combinations	$25,615			$853

	Six Months Ended June 30,
	2026			2025
		Reduction in	Increase in			Increase in
		Weighted	Weighted		Reduction in	Weighted
		Average	Average		Average	Average
	Amortized	Contractual	Amortization	Amortized	Contractual	Amortization
(Dollars in thousands)	Cost	Interest Rate	Term	Cost	Interest Rate	Term
Combination - Interest Rate Reduction and Payment Delay
Commercial and industrial	$—	—	—	$1,177	0.75%	12 months
Total interest rate reduction and payment delay combinations	$—			$1,177

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At June 30, 2026, the Company had $6.8 million in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2026 and 2025, by type of modification. The subsequent defaults were all due to past due status greater than 60 days.

	June 30,
	2026			2025
	Paying Under			Paying Under
	Restructured	Converted to	Foreclosures	Restructured	Converted to	Foreclosures
	Terms	Nonaccrual	and Defaults	Terms	Nonaccrual	and Defaults
	Amortized	Amortized	Amortized	Amortized	Amortized	Amortized
(Dollars in thousands)	Cost	Cost	Cost	Cost	Cost	Cost
Interest rate reduction
Construction and land development	$1,813	$—	$—	$—	$—	$—
Commercial non-owner-occupied	2,058	—	—	15,045	—	—
Commercial owner-occupied real estate	722	—	—	332	—	—
Commercial and industrial	808	—	—	378	—	—
Consumer owner-occupied	—	—	—	—	—	482
Total interest rate reductions	$5,401	$—	$—	$15,755	$—	$482

Term extension
Construction and land development	$5,307	$—	$258	$286	$—	$—
Commercial non-owner-occupied	62,054	—	—	—	—	—
Commercial owner-occupied real estate	5,201	—	—	—	—	—
Commercial and industrial	30,924	—	356	9,245	—	—
Other income producing property	2,443	—	—	—	—	—
Consumer owner-occupied	4,816	265	2,215	5,876	—	298
Total term extensions	$110,745	$265	$2,829	$15,407	$—	$298

Other-than-insignificant payment delay
Commercial non-owner occupied	$143,902	$—	$—	$—	$—	$—
Commercial owner-occupied real estate	3,840	—	—	6,087	—	—
Commercial and industrial	13,128	—	—	1,610	—	—
Other income producing property	266	—	—	—	—	—
Consumer owner-occupied	373	—	—	—	—	—
Total payment delays	$161,509	$—	$—	$7,697	$—	$—

Term Extension and Interest Rate Reduction
Commercial non-owner occupied	$24,397	$—	$—	$—	$—	$—
Consumer owner-occupied	1,733	—	560	1,220	—	—
Total term extension and interest rate combinations	$26,130	$—	$560	$1,220	$—	$—

Term Extension and Payment Delay
Commercial non-owner occupied	$2,005	$—	$—	$—	$—	$—
Commercial and industrial	224	—	—	1,177	—	—
Total term extension and payment delay combinations	$2,229	$—	$—	$1,177	$—	$—

Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$29,676	$—	$—	$—	$—	$—
Total interest rate reduction and payment delay combinations	$29,676	$—	$—	$—	$—	$—
	$335,690	$265	$3,389	$41,256	$—	$780

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of June 30, 2026 and 2025:

	June 30, 2026			June 30, 2025
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
		30-89 Days	90+ Days		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due	Current	Past Due	Past Due
Construction and land development	$7,120	$258	$—	$286	$—	$—
Commercial non-owner-occupied	262,086	2,005	—	15,045	—	—
Commercial owner-occupied real estate	6,950	2,813	—	6,418	—	—
Commercial and industrial	43,444	1,640	356	12,410	—	—
Other income producing property	2,709	—	—	—	—	—
Consumer owner-occupied	7,188	926	1,849	6,740	655	482
Total	$329,497	$7,642	$2,205	$40,899	$655	$482

Note 6 — Allowance for Credit Losses (ACL)

The following tables present a disaggregated analysis of activity in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025:

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Three Months Ended June 30, 2026
Allowance for credit losses:
Balance at end of period March 31, 2026	$58,959	$1,384	$13,766	$8,182	$46,541	$17,786	$55,862	$1,917	$76,799	$188,146	$116,540	$585,882
Charge-offs	(1,059)	—	(78)	—	—	(2,171)	—	—	(277)	(969)	(7,188)	(11,742)
Recoveries	79	4	75	—	314	829	146	—	172	48	2,234	3,901
Net (charge-offs) recoveries	(980)	4	(3)	—	314	(1,342)	146	—	(105)	(921)	(4,954)	(7,841)
Provision (recovery) (2)	7,650	(255)	322	1,171	8,221	172	3,316	(98)	(4,498)	(8,421)	1,043	8,623
Balance at end of period June 30, 2026	$65,629	$1,133	$14,085	$9,353	$55,076	$16,616	$59,324	$1,819	$72,196	$178,804	$112,629	$586,664

Three Months Ended June 30, 2025
Allowance for credit losses:
Balance at end of period March 31, 2025	$54,326	$793	$14,868	$12,555	$78,541	$16,304	$33,960	$1,107	$101,656	$172,334	$137,246	$623,690
Allowance Adjustment – FMV for Independent Merger	—	—	—	—	—	—	16,798	—	—	—	—	16,798
Independent Day 1 Loan Net Charge-offs PCD (1)	—	—	—	—	—	—	(18,065)	—	286	520	—	(17,259)
Charge-offs	(385)	(1)	—	—	(16)	(2,184)	—	—	(772)	—	(8,607)	(11,965)
Recoveries	194	65	125	—	315	529	—	—	67	247	3,176	4,718
Net (charge-offs) recoveries	(191)	64	125	—	299	(1,655)	(18,065)	—	(419)	767	(5,431)	(24,506)
Provision (recovery) (2)	69	11	(1,109)	(5,405)	(2,543)	4,036	18,395	1,172	(13,014)	(7,908)	11,360	5,064
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046
(1)	The Day 1 loan charge-offs for Independent loans were recorded to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses for unfunded commitments of $7.3 million in the second quarter of 2026, compared to a provision for credit losses of $2.4 million recorded during the second quarter of 2025 for the allowance for credit losses for unfunded commitments that is not included in the above table.

	Residential	Residential		Residential	Comm Constr.				CRE Owner-	Non-Owner-
(Dollars in thousands)	Mortgage Sr.	Mortgage Jr.	HELOC	Construction	& Dev.	Consumer	Multifamily	Municipal	Occupied	Occupied CRE	C & I	Total
Six Months Ended June 30, 2026
Allowance for credit losses:
Balance at end of period December 31, 2025	$55,947	$1,356	$14,150	$8,732	$53,494	$19,280	$58,678	$1,799	$73,871	$174,797	$123,093	$585,197
Charge-offs	(2,641)	—	(199)	—	(166)	(4,304)	—	—	(371)	(969)	(17,526)	(26,176)
Recoveries	128	97	429	—	368	1,715	162	—	255	56	4,612	7,822
Net (charge-offs) recoveries	(2,513)	97	230	—	202	(2,589)	162	—	(116)	(913)	(12,914)	(18,354)
Provision (recovery) (2)	12,195	(320)	(295)	621	1,380	(75)	484	20	(1,559)	4,920	2,450	19,821
Balance at end of period June 30, 2026	$65,629	$1,133	$14,085	$9,353	$55,076	$16,616	$59,324	$1,819	$72,196	$178,804	$112,629	$586,664

Six Months Ended June 30, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	20,359	—	8,075	93,820	4,773	135,441
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	(18,065)	—	(1,016)	(13,036)	(22,187)	(56,688)
Charge-offs	(892)	(14)	(229)	—	(16)	(3,989)	—	—	(976)	—	(13,271)	(19,387)
Recoveries	394	89	505	—	413	1,359	—	—	117	343	4,480	7,700
Net recoveries (charge-offs)	(559)	75	276	—	397	(4,953)	(18,065)	—	(1,875)	(12,693)	(30,978)	(68,375)
Provision (recovery) (2)	1,314	276	(1,328)	(6,848)	(7,852)	5,786	22,710	(865)	84	(59,029)	54,481	8,729
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046
(1)	The Day 1 loan charge-offs for Independent, inclusive of measurement period adjustments, recorded to conform with the Company’s charge-off policies and practices.
(2)	A provision for credit losses of $6.9 million was recorded during the first six months of 2026. This compares to a provision for credit losses of $19.4 million during the first six months of 2025, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent during the first quarter of 2025, that is not included in the above table.

Note 7 — Leases

As of June 30, 2026, and December 31, 2025, we had operating right-of-use (“ROU”) assets of $503.2 million and $507.1 million, respectively, and operating lease liabilities of $525.2 million and $525.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what they consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease Cost Components:
Amortization of ROU assets – finance leases	$116	$116	$231	$231
Interest on lease liabilities – finance leases	5	7	10	14
Operating lease cost (cost resulting from lease payments)	17,334	15,914	34,065	25,283
Short-term lease cost	195	425	397	780
Variable lease cost (cost excluded from lease payments)	1,395	1,560	2,344	2,315
Total lease cost	$19,045	$18,022	$37,047	$28,623
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$4	$7	$10	$14
Finance lease – financing cash flows	123	121	246	242
Operating lease – operating cash flows (fixed payments)	14,341	14,277	28,979	22,864
Operating lease – operating cash flows (net change asset/liability)	(6,249)	(6,437)	(12,630)	(11,422)
New ROU assets – operating leases	36,501	7,705	38,319	397,318
Weighted – average remaining lease term (years) – finance leases	1.99	2.95	1.99	2.95
Weighted – average remaining lease term (years) – operating leases	12.26	12.80	12.26	12.80
Weighted – average discount rate - finance leases	1.8%	1.7%	1.8%	1.7%
Weighted – average discount rate - operating leases	6.4%	6.4%	6.4%	6.4%

Operating lease payments due:
2026 (excluding 6 months ended June 30, 2026)			$29,067
2027			60,135
2028			61,553
2029			61,078
2030			59,570
Thereafter			518,519
Total undiscounted cash flows			789,922
Discount on cash flows			(264,713)
Total operating lease liabilities			$525,209

Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At June 30, 2026, we did not maintain any leases with related parties and determined that the number and dollar amount of our equipment leases was immaterial. As of June 30, 2026, we had three operating leases that had not yet commenced for approximately $4.4 million.

Equipment Lessor

SouthState has an Equipment Finance Group which does business directly with customers and primarily focuses on serving the construction and utility segments. The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at June 30, 2026, and December 31, 2025:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Direct financing leases:
Lease receivables	$205,742	$92,927
Guaranteed residual values	5,697	4,212
Unguaranteed residual values	16,528	11,335
Initial direct costs	7,191	3,502
Less: Unearned income	(35,510)	(17,690)
Total net investment in direct financing leases	$199,648	$94,286

The following table summarizes direct financing lease income recorded for the three and six months ended June 30, 2026, and remaining lease payment receivable for each of the next five years:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Direct financing lease income
Interest income	$2,938	$890	$5,167	$1,519
Remaining lease payments receivable:
2026 (excluding 6 months ended June 30, 2026)	$26,626
2027	47,248
2028	39,882
2029	41,177
2030	29,511
Thereafter	26,995
Total undiscounted lease receivable	211,439
Less: unearned interest income	(35,510)
Net lease receivables	$175,929

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of the 2025 Form 10-K, on accounting for leases.

Note 8 — Deposits

Our total deposits as of June 30, 2026, and December 31, 2025, are comprised of the following:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$13,451,094	$13,375,697
Interest-bearing checking	14,710,312	13,838,558
Savings	2,796,845	2,820,621
Money market	17,531,137	17,751,688
Time deposits	7,860,422	7,359,233
Total deposits	$56,349,810	$55,145,797

At June 30, 2026, and December 31, 2025, we had $2.1 billion in certificates of deposits greater than $250,000.

Note 9 — Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands, except for per share amounts)	2026	2025	2026	2025
Basic earnings per common share:
Net income	$230,022	$215,224	$455,842	$304,304
Weighted-average basic common shares	97,301	101,495	97,919	101,453
Basic earnings per common share	$2.36	$2.12	$4.66	$3.00
Diluted earnings per common share:
Net income	$230,022	$215,224	$455,842	$304,304
Weighted-average basic common shares	97,301	101,495	97,919	101,453
Effect of dilutive securities	376	350	373	383
Weighted-average dilutive shares	97,677	101,845	98,292	101,836
Diluted earnings per common share	$2.35	$2.11	$4.64	$2.99

The calculation of diluted earnings per common share excludes outstanding stock options for which the results would have been anti-dilutive under the treasury stock method, as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025			2026	2025
Number of shares	—			9,085	—	—
Range of exercise prices	—	$ 91.05	to	$ 91.35	—	—

Note 10 — Share-Based Compensation

For a description of the Company’s share-based compensation plans, including equity plan structure and Restricted Stock Units (“RSUs”) program mechanics, refer to Note 17 to the Consolidated Financial Statements in the 2025 Form 10-K.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Price	(Yrs.)	(000’s)
Outstanding at January 1, 2026	28,815	$61.00
Exercised	(6,018)	50.65
Expired	(278)	44.21
Outstanding at June 30, 2026	22,519	63.97	0.99	$809
Exercisable at June 30, 2026	22,519	63.97	0.99	$809

Restricted Stock Units (“RSUs”)

Outstanding RSUs for the six months ended June 30, 2026, are summarized in the following table:

		Weighted-
		Average
		Grant-Date
Restricted Stock Units	Shares	Fair Value
Outstanding at January 1, 2026	820,878	$86.43
Granted	437,648	93.75
Vested	(388,095)	80.35
Forfeited	(5,864)	93.08
Outstanding at June 30, 2026	864,567	$92.82

If maximum performance is achieved pursuant to the 2024, 2025 and 2026 Long Term Incentive performance-based RSU grants, an additional 133,447 shares in total may be issued by the Company at the end of the three-year performance periods.

As of June 30, 2026, there was $48.8 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.44 years as of June 30, 2026. The total fair value of RSUs vested and released during the six months ended June 30, 2026, was $39.6 million.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At June 30, 2026, commitments to extend credit and standby letters of credit totaled $14.7 billion. As of June 30, 2026, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $76.5 million and recorded on the Balance Sheet. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Form 10-K for discussion of liability recorded for expected credit losses on unfunded commitments.

For a description of the Company’s commitments and contingencies, including litigation risks arising from our normal business activities and whole bank acquisitions, as well as background related to the previously disclosed cyber incident, refer to Note 20 to the Consolidated Financial Statements in the 2025 Form 10-K. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of June 30, 2026, any such liability is not expected to have a material effect on our consolidated financial statements.

Cyber Incident Litigation.  On April 3, 2024, a putative class action lawsuit was filed against the Bank in the U.S. District Court for the Middle District of Florida, Tampa Division (the “Original Suit”). The plaintiff, who purported to represent the class of individuals harmed by alleged actions and/or omissions by the Bank in connection with the cybersecurity incident that was detected on February 6, 2024 (the “Cyber Incident”, as previously reported in the Form 8-K filed with the SEC on February 9, 2024), asserted a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief related to the potential unauthorized access by third parties to personal identifiable information. While the Original Suit was voluntarily dismissed, the same plaintiffs as well as additional plaintiffs initiated litigation that named the Bank as a defendant. These cases were consolidated into one putative class action against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”).

During the first quarter of 2026, the parties agreed to settle the Cyber Incident Suit, subject to court approval, pursuant to which the Company agreed to fund documented losses and pay attorneys’ fees, administration costs, and credit monitoring fees. On June 24, 2026, the court entered an order granting final approval to the settlement (the “Final Order”). The settlement will be paid from the Company’s cyber insurance coverage in the third quarter of 2026 in accordance with the Final Order.

Other commitments and contingencies were not materially different from those disclosed in the 2025 Form 10-K.

Note 12 — Fair Value

GAAP defines fair value and establishes a framework for measuring and disclosing fair value. Fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For a detailed description of the Company’s fair value measurement framework, including valuation methodologies and the classification of financial instruments within the fair value hierarchy, refer to Note 23 to the Consolidated Financial Statements in the 2025 Form 10-K.

The tables below present the Company’s fair value measurements as of June 30, 2026 and December 31, 2025, as well as changes in Level 3 instruments, if applicable.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
Assets
Derivative financial instruments	$148,889	$—	$148,889	$—
Mortgage loans held for sale	68,738	—	68,738	—
Trading securities	191,094	—	191,094	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,886,566	—	1,886,566	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,034,159	—	2,034,159	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,017,479	—	1,017,479	—
State and municipal obligations	1,114,750	—	1,114,750	—
Small Business Administration loan-backed securities	523,117	—	523,117	—
Corporate securities	22,106	—	22,106	—
Total securities available for sale	6,598,177	—	6,598,177	—
Mortgage servicing rights	91,442	—	—	91,442
SBA servicing asset	4,954	—	—	4,954
	$7,103,294	$—	$7,006,898	$96,396
Liabilities
Derivative financial instruments	$606,665	$—	$606,665	$—

December 31, 2025:
Assets
Derivative financial instruments	$222,886	$—	$222,886	$—
Mortgage loans held for sale	61,400	—	61,400	—
Trading securities	110,183	—	110,183	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	—	1,698,108	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	—	2,185,584	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	—	832,449	—
State and municipal obligations	1,007,412	—	1,007,412	—
Small Business Administration loan-backed securities	568,433	—	568,433	—
Corporate securities	21,770	—	21,770	—
Total securities available for sale	6,313,756	—	6,313,756	—
Mortgage servicing rights	84,032	—	—	84,032
SBA servicing asset	5,512	—	—	5,512
	$6,797,769	$—	$6,708,225	$89,544
Liabilities
Derivative financial instruments	$554,748	$—	$554,748	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Fair value	$68,738	$61,400
Unpaid principal balance	66,815	59,371
Fair value less aggregated unpaid principal balance	$1,923	$2,029

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the six months ended June 30, 2026. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the six months ended June 30, 2026, is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2026	$84,032
Servicing assets that resulted from transfers of financial assets	3,517
Changes in fair value due to valuation inputs or assumptions	9,320
Changes in fair value due to decay	(5,427)
Fair value, June 30, 2026	$91,442

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the period ending June 30, 2026, is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2026	$5,512
Servicing assets that resulted from transfers of financial assets	231
Changes in fair value due to decay	(858)
Changes in fair value due to valuation inputs or assumptions	69
Fair value, June 30, 2026	$4,954

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at June 30, 2026.

See Note 17 — Mortgage Loan Servicing, Obligation, and Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

		Quoted Prices
		In Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026:
OREO	$12,396	$—	$—	$12,396
Individually evaluated loans	244,506	—	—	244,506
December 31, 2025:
OREO	$8,771	$—	$—	$8,771
Individually evaluated loans	328,452	—	—	328,452

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			June 30,	December 31,
	Valuation Technique	Unobservable Input	2026	2025
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	20%	19%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	6%	2%

Fair Value of Financial Instruments

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and cash equivalents	$2,350,312	$2,350,312	$2,350,312	$—	$—
Trading securities	191,094	191,094	—	191,094	—
Investment securities	8,920,917	8,606,205	287,033	8,239,219	79,953
Loans held for sale	405,441	406,234	—	406,234	—
Loans, net of allowance for credit losses	50,260,208	49,968,238	—	—	49,968,238
Accrued interest receivable	238,893	238,893	—	36,943	201,950
Mortgage servicing rights	91,442	91,442	—	—	91,442
SBA servicing asset	4,954	4,954	—	—	4,954
Interest rate swap – non-designated hedge	147,342	147,342	—	147,342	—
Other derivative financial instruments (mortgage banking related)	1,547	1,547	—	1,547	—
Financial liabilities:
Deposits
Noninterest-bearing	13,451,094	13,451,094	—	13,451,094	—
Interest-bearing other than time deposits	35,038,294	35,038,294	—	35,038,294	—
Time deposits	7,860,422	7,840,476	—	7,840,476	—
Federal funds purchased and securities sold under agreements to repurchase	569,486	569,486	—	569,486	—
Corporate and subordinated debentures	696,749	669,627	—	669,627	—
Other borrowings	300,000	299,995	—	299,995	—
Accrued interest payable	34,948	34,948	—	34,948	—
Interest rate swap – non-designated hedge	606,404	606,404	—	606,404	—
Other derivative financial instruments (mortgage banking related)	261	261	—	261	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$3,172,483	$3,172,483	$3,172,483	$—	$—
Trading securities	110,183	110,183	—	110,183	—
Investment securities	8,715,214	8,400,034	274,730	8,046,606	78,698
Loans held for sale	345,343	348,381	—	348,381	—
Loans, net of allowance for credit losses	48,013,330	47,378,022	—	—	47,378,022
Accrued interest receivable	233,265	233,265	—	35,302	197,963
Mortgage servicing rights	84,032	84,032	—	—	84,032
SBA servicing asset	5,512	5,512	—	—	5,512
Interest rate swap – non-designated hedge	221,835	221,835	—	221,835	—
Other derivative financial instruments (mortgage banking related)	1,051	1,051	—	1,051	—
Financial liabilities:
Deposits
Noninterest-bearing	13,375,697	13,375,697	—	13,375,697	—
Interest-bearing other than time deposits	34,410,867	34,410,867	—	34,410,867	—
Time deposits	7,359,233	7,347,648	—	7,347,648	—
Federal funds purchased and securities sold under agreements to repurchase	618,215	618,215	—	618,215	—
Corporate and subordinated debentures	696,536	683,772	—	683,772	—
Accrued interest payable	48,972	48,972	—	48,972	—
Interest rate swap – non-designated hedge	554,433	554,433	—	554,433	—
Other derivative financial instruments (mortgage banking related)	315	315	—	315	—

Note 13 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (losses), net of tax, for the three and six months ended June 30, 2026 and 2025, were as follows:

		Unrealized Losses
	Benefit	on Securities
(Dollars in thousands)	Plans	Available for Sale	Total
Three Months Ended June 30, 2026
Balance at March 31, 2026	$565	$(326,674)	$(326,109)
Other comprehensive income before reclassifications	—	15,974	15,974
Net comprehensive income	—	15,974	15,974
Balance at June 30, 2026	$565	$(310,700)	$(310,135)

Three Months Ended June 30, 2025
Balance at March 31, 2025	$578	$(377,245)	$(376,667)
Other comprehensive income before reclassifications	—	4,558	4,558
Net comprehensive income	—	4,558	4,558
Balance at June 30, 2025	$578	$(372,687)	$(372,109)

Six Months Ended June 30, 2026
Balance at December 31, 2025	$565	$(283,946)	$(283,381)
Other comprehensive loss before reclassifications	—	(26,754)	(26,754)
Net comprehensive loss	—	(26,754)	(26,754)
Balance at June 30, 2026	$565	$(310,700)	$(310,135)

Six Months Ended June 30, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	61,144	61,144
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	234,812	234,812
Balance at June 30, 2025	$578	$(372,687)	$(372,109)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Other Comprehensive Income (Loss)		Amount Reclassified from Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Accumulated Other Comprehensive Loss Component	2026	2025	2026	2025	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$—	$—	$—	$228,811	Securities losses, net
	—	—	—	(55,143)	Provision for income taxes
	—	—	—	173,668	Net income
Total reclassifications for the period	$—	$—	$—	$173,668

Note 14 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. Additional information regarding our Company’s derivative strategy and related programs are described in Note 26 to the Consolidated Financial Statements included in the 2025 Form 10-K.

The following table summarizes the derivative financial instruments used by the Company as of June 30, 2026, and December 31, 2025:

			June 30, 2026			December 31, 2025
	Balance Sheet	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Location	Amount	Gain	Loss	Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,615	$62	$—	$2,615	$44	$—

Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	15,923,186	58,347	606,404	14,912,622	143,879	554,433
Matched interest rate swaps with counterparty (1)	Other Assets	15,575,461	88,952	—	14,719,305	77,799	—

Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	2,812,000	(19)	—	2,519,000	113	—

Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets	264,000	338	—	192,000	69	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	108,500	1,209	261	81,000	982	315
Total derivatives		$34,685,762	$148,889	$606,665	$32,426,542	$222,886	$554,748
(1)	The fair value of the interest rate swap derivative assets was reduced by $461.4 million and $333.7 million at June 30, 2026 and December 31, 2025, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		June 30, 2026			December 31, 2025
	Notional	Estimated Fair Value		Notional	Estimated Fair Value
(Dollars in thousands)	Amount	Gain	Loss	Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,693,908	$86,424	$1,232	$1,844,842	$81,240	$3,781
Less: Netting adjustment	126,791	(1,232)	(1,232)	221,941	(3,781)	(3,781)
Total gross derivative instruments, after netting	1,693,908	$85,192	$—	1,844,842	$77,459	$—
*	As of June 30, 2026, and December 31, 2025, counterparties provided $29.6 million and $25.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $26.5 million and $28.1 million, respectively, as of June 30, 2026, and December 31, 2025 in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $2.4 million and $1.7 million, respectively, to counterparties to secure swap positions that were not centrally cleared as of June 30, 2026, and December 31, 2025.

Balance Sheet Fair Value Hedge

As of June 30, 2026, and December 31, 2025, the Company maintained loan swaps, with an aggregate notional amount of $2.6 million accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $2.6 million as of June 30, 2026, and December 31, 2025.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company offers interest rate swaps to certain customers to enable them to convert variable-rate loan payments to fixed-rate and simultaneously enters into an offsetting swap with a third-party counterparty. As these interest rate swaps do not meet the strict hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of June 30, 2026, and December 31, 2025, the interest rate swaps had an aggregate notional amount of approximately $31.5 billion and $29.6 billion, respectively. At June 30, 2026, the fair value of the interest rate swap derivatives is recorded in Other Assets at $147.3 million and in Other Liabilities at $606.4 million. The fair value of derivative assets at June 30, 2026, was reduced by $461.4 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2025, the fair value of the interest rate swap derivatives was recorded in Other Assets at $221.7 million and Other Liabilities at $554.4 million. The fair value of derivative assets at December 31, 2025, was reduced by $333.7 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There were net gains of $86,000 and $1.2 million recorded on these derivatives for the three and six months ended June 30, 2026, respectively. There was a net loss of $59,000 and $231,000 recorded on these derivatives for the three and six months ended June 30, 2025, respectively. As of June 30, 2026, we provided $325.8 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $78.4 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $29.6 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Balance Sheet Economic Hedge

As of June 30, 2026 and December 31, 2025, the Company maintained an aggregate notional amount of $2.8 billion and $2.5 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. These derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There were no material net income impacts for these derivatives for three and six month ended June 30, 2026 or 2025.

Mortgage Banking

The Company uses certain derivatives in connection with its mortgage banking activities, primarily to manage exposure related to mortgage servicing rights and the mortgage loan pipeline. The Company does not designate these instruments as accounting hedges.

Mortgage Servicing Rights (“MSRs”)

On June 30, 2026, we had derivative financial instruments outstanding with notional amounts totaling $264.0 million related to MSRs, compared to $192.0 million on December 31, 2025. The estimated net fair value of the open contracts related to the MSRs was a gain of $338,000 at June 30, 2026, compared to a gain of $69,000 at December 31, 2025.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Mortgage loan pipeline	$92,055	$55,318
Expected closures	80,637	48,106
Fair value of mortgage loan pipeline commitments	1,209	982
Forward sales commitments	108,500	81,000
Fair value of forward commitments	(261)	(315)

Note 15 — Capital Ratios

The following table presents actual and required capital ratios as of June 30, 2026, and December 31, 2025 for the Company and the Bank under the current capital rules.

The following table presents actual and required capital ratios as of June 30, 2026, and December 31, 2025, for the Company and the Bank under the current capital rules.
					Required to be
			Minimum Capital		Considered Well
	Actual		Required – Basel III		Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
June 30, 2026:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$6,096,084	11.12%	$3,836,103	7.00%	$3,562,095	6.50%
SouthState Bank (the Bank)	6,663,891	12.17%	3,834,053	7.00%	3,560,192	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	6,096,084	11.12%	4,658,125	8.50%	4,384,117	8.00%
SouthState Bank (the Bank)	6,663,891	12.17%	4,655,636	8.50%	4,381,775	8.00%
Total capital to risk-weighted assets:
Consolidated	7,394,701	13.49%	5,754,154	10.50%	5,480,147	10.00%
SouthState Bank (the Bank)	7,266,907	13.27%	5,751,080	10.50%	5,477,219	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6,096,084	9.39%	2,596,800	4.00%	3,246,000	5.00%
SouthState Bank (the Bank)	6,663,891	10.28%	2,592,383	4.00%	3,240,478	5.00%
December 31, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,885,568	11.36%	$3,625,944	7.00%	$3,366,948	6.50%
SouthState Bank (the Bank)	6,496,379	12.54%	3,625,076	7.00%	3,366,142	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,885,568	11.36%	4,402,932	8.50%	4,143,936	8.00%
SouthState Bank (the Bank)	6,496,379	12.54%	4,401,878	8.50%	4,142,944	8.00%
Total capital to risk-weighted assets:
Consolidated	7,166,829	13.84%	5,438,915	10.50%	5,179,920	10.00%
SouthState Bank (the Bank)	7,082,039	13.68%	5,437,614	10.50%	5,178,680	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,885,568	9.26%	2,543,294	4.00%	3,179,117	5.00%
SouthState Bank (the Bank)	6,496,379	10.22%	2,542,489	4.00%	3,178,111	5.00%

As of June 30, 2026, and December 31, 2025, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification. For a description of the Company’s regulatory capital framework, refer to Note 24 and Item 1, “Business,” in the 2025 Form 10-K.

Note 16 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion, at June 30, 2026, and December 31, 2025. The Company’s other intangible assets, consisting of core deposit intangibles, noncompete intangibles, and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2025 and determined it was more likely than not there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Gross carrying amount	$688,862	$689,419
Accumulated amortization	(345,438)	(303,093)
	$343,424	$386,326

Amortization expense totaled $21.0 million and $42.3 million, for the three and six months ended June 30, 2026, respectively, compared to $24.0 million and $47.9 million for the three and six months ended June 30, 2025, respectively.  Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years.  The SBA servicing assets are carried at fair value and along with goodwill, are not amortized.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
September 30, 2026	$20,628
December 31, 2026	20,628
March 31, 2027	18,517
June 30, 2027	18,188
September 30, 2027	17,777
Thereafter	242,731
$338,469

Note 17 — Mortgage Loan Servicing, Origination, and Mortgage Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.5 billion and $6.6 billion, respectively, as of June 30, 2026, and December 31, 2025. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and six months ended June 30, 2026, and June 30, 2025, were $4.1 million, $8.3 million and $4.2 million, $8.5 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At June 30, 2026, and December 31, 2025, MSRs were $91.4 million and $84.0 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and six months ended June 30, 2026, and June 30, 2025, were gains of $2.8 million and $9.3 million compared with losses of $1.7 million and $4.8 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market value adjustments, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 14 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase/(decrease) in fair value of MSRs	$2,756	$(1,689)	$9,319	$(4,770)
Decay of MSRs	(3,222)	(2,284)	(5,427)	(3,312)
(Loss) gain related to derivatives	(2,203)	1,248	(3,929)	3,588
Net effect on Consolidated Statements of Income	$(2,669)	$(2,725)	$(37)	$(4,494)

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	June 30,		December 31,
(Dollars in thousands)	2026		2025
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	7.6	years	7.5	years
Constant Prepayment rate (CPR)	7.6%		7.9%
Estimated impact on fair value of a 10% increase	$(1,179)		$(1,082)
Estimated impact on fair value of a 20% increase	(2,423)		(2,101)
Estimated impact on fair value of a 10% decrease	1,239		1,142
Estimated impact on fair value of a 20% decrease	2,535		2,333
Weighted average discount rate	9.5%		10.7%
Estimated impact on fair value of a 10% increase	$(3,784)		$(3,140)
Estimated impact on fair value of a 20% increase	(7,268)		(6,208)
Estimated impact on fair value of a 10% decrease	4,120		3,105
Estimated impact on fair value of a 20% decrease	8,620		5,982
Effect on fair value due to change in interest rates
25 basis point increase	$3,303		$2,505
50 basis point increase	6,481		4,822
25 basis point decrease	(3,300)		(2,599)
50 basis point decrease	(6,556)		(5,128)

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

Mortgage loan sales were $218.8 million and $415.3 million for the three and six months ended June 30, 2026, respectively, compared to $262.7 million and $544.0 million for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the Bank sold $145.4 million and $271.9 million, or 66.5% and 65.5%, respectively, with the servicing rights retained by the Bank, compared to $175.4 million and $340.2 million, or 66.8% and 62.5%, respectively, for the three and six months ended June 30, 2025.

The Bank retains no beneficial interests in these sales but may retain the servicing rights for the loans sold. The risks related to the sold loans with the retained servicing rights due to a representation or warranty violation such as noncompliance with eligibility or servicing requirements, or customer fraud, that should have been identified in a loan file review are disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Loans Held for Sale” section, of the Company’s 2025 Form 10-K.

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $68.7 million and $61.4 million at June 30, 2026, and December 31, 2025, respectively. Please see Note 12 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

Note 18 — Small Business Administration (“SBA”) Loans Held for Sale

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

At June 30, 2026 and 2025, the Company held approximately $336.7 million and $247.9 million, respectively, of the guaranteed portion of SBA loans for sale. The following table details additional SBA activity for the periods presented.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
SBA loan purchases - guaranteed portion	$313,008	$235,722	$659,673	$686,586
SBA security pools created - guaranteed portion	233,105	194,255	518,923	507,136
SBA security pools sold into the secondary market	219,145	160,207	513,362	481,197
SBA individual loans sold	3,960	43,411	38,609	58,829

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. The following table details the guaranteed portion of SBA loans for the periods presented.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
SBA loan originations - guaranteed portion sold	$6,209	$20,010	$14,492	$42,626
Gains recognized on sales	581	1,728	1,329	3,752

Note 19 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. At June 30, 2026, and December 31, 2025, our repurchase agreements totaled $283.2 million and $311.4 million, respectively. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $326.7 million and $331.5 million at June 30, 2026, and December 31, 2025, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has, from time to time, entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of June 30, 2026, and December 31, 2025, the Company had $300.0 million and $0 outstanding FHLB borrowings, respectively. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at June 30, 2026, were approximately $9.2 billion (collateral value of $5.8 billion) and investment securities and cash pledged were approximately $27.1 million (collateral value of $19.4 million). This allows the Company a total borrowing capacity at the FHLB of approximately $5.8 billion. After accounting for the secured collateral required totaling $17.8 million and $300.0 million in outstanding FHLB advances, the Company had unused net credit available with the FHLB in the amount of approximately $5.5 billion at June 30, 2026. The Company also has a total borrowing capacity at the FRB of $11.7 billion at June 30, 2026, secured by a blanket lien on $15.5 billion (collateral value of $11.7 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at June 30, 2026, or December 31, 2025.

Note 20 — Stock Repurchase Program

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock (the “2026 Repurchase Plan”). The 2026 Repurchase Plan replaces the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. The 2025 Repurchase Plan was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. During the six months ended June 30, 2026, the Company repurchased a total of 2,500,000 shares at a weighted average price of $99.58 per share (including commission paid) pursuant to the 2026 Repurchase Plan. Based on the shares repurchased through the 2026 Repurchase Plan during 2026, the Company accrued an estimated excise tax of approximately $2.2 million at June 30, 2026 to be paid in 2027. This excise tax of 1% on the fair market value of corporate stock repurchased was enacted under the Inflation Reduction Act of 2022 for stock repurchases and is recorded against surplus in shareholders’ equity when accrued. During the six months ended of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Plan.

The Company repurchased 92,609 and 110,797 shares at a cost of $9.4 million and $11.3 million, respectively, during the six months ended June 30, 2026, and 2025 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 21 — Segment Reporting

The table below provides net income and net interest margin information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation. For a description of the Company’s reportable segments and related framework, refer to Note 29 to the Consolidated Financial Statements in the Company’s 2025 Form 10-K.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Income (GAAP)
Interest income	$838,259	$840,504	$1,655,088	$1,649,070
Interest expense	262,310	262,556	517,534	526,575
Net interest income (a)	575,949	577,948	1,137,554	1,122,495
Provision for credit losses	15,919	7,505	26,727	108,067
Net interest income after provision for credit losses	560,030	570,443	1,110,827	1,014,428
Total noninterest income
Securities (losses) gain, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
Other operating noninterest income	96,726	86,817	196,824	172,437
Total noninterest income	96,726	86,817	196,824	172,905
Total noninterest expense
Employee salaries	144,142	135,895	286,612	271,623
Employee commissions	19,221	14,278	35,333	25,554
Employee incentives	34,119	33,623	63,776	62,389
Other salaries and benefits	35,872	36,353	73,442	73,318
Deferred loan costs	(27,977)	(19,987)	(48,133)	(36,911)
Salaries and employee benefits	205,377	200,162	411,030	395,973
Occupancy expense	43,878	41,507	86,180	77,000
Information services expense	29,136	30,155	58,840	61,517
Professional fees	5,090	4,658	10,329	9,367
Amortization of intangibles	21,041	24,048	42,345	47,879
Business development and staff related	10,639	7,182	22,001	13,692
FDIC assessment and other regulatory charges	10,753	11,469	21,010	22,727
Merger and branch consolidation related expense	—	24,379	—	92,385
Other operating expense	31,835	31,501	65,538	63,347
Total noninterest expense	357,749	375,061	717,273	783,887
Income before income tax provision	299,007	282,199	590,378	403,446
Income tax provision	68,985	66,975	134,536	99,142
Net income (GAAP)	$230,022	$215,224	$455,842	$304,304

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$61,133,759	$57,710,001	$60,670,045	$57,604,313
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.78%	4.02%	3.78%	3.93%

Note 22 — Subsequent Events

On July 23, 2026, the Company announced the Board of Directors of the Company increased its quarterly cash dividend on its common stock from $0.60 per share to $0.66 per share. The dividend is payable on August 14, 2026, to shareholders of record as of August 7, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2025. The MD&A section in this Form 10-Q discusses updates to the Company’s business since the year ended December 31, 2025. Results for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Bank Corporation is a financial holding company headquartered in Winter Haven, Florida. We provide a wide range of banking services and products to our customers through our Bank. There have been no material changes to the Company’s business or organizational structure during the six months ended June 30, 2026, except as described below. During the second quarter of 2026, the Company completed the legal dissolution of one of its subsidiaries, SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. The Company’s business structure remains otherwise unchanged.

At June 30, 2026, we had approximately $68.9 billion in assets and 6,431 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia.

The following discussion describes our results of operations for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, and also analyzes our financial condition as of June 30, 2026, as compared to December 31, 2025.

Recent Events

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. There have been no material changes to those policies during the six months ended June 30, 2026, except as described below.

Allowance for Credit Losses (ACL)

SouthState utilizes economic forecasts provided by a third-party service provider and applies probability weightings to multiple economic scenarios based on management's assessment of economic and market conditions. As a sensitivity analysis, applying a 100% weighting to the adverse scenario would increase the ACL by approximately $176 million, while applying a 100% weighting to the upside scenario would decrease the ACL by approximately $122 million. The adverse scenario reflects recessionary economic conditions, while the upside scenario reflects stronger-than-expected economic performance. This analysis is hypothetical and does not represent management's estimate of expected credit losses as of June 30, 2026.

Results of Operations

Overview

We reported consolidated net income of $230.0 million, or diluted earnings per share (“EPS”) of $2.35, for the second quarter of 2026 compared to consolidated net income of $215.2 million, or diluted EPS of $2.11, in the comparable period of 2025, a 6.9% increase in consolidated net income and a 11.4% increase in diluted EPS. During the six months ended June 30, 2026, we reported consolidated net income of $455.8 million, or diluted EPS of $4.64, compared to consolidated net income of $304.3 million, or diluted EPS of $2.99, in the comparable period of 2025, a 49.8% increase in consolidated net income and a 55.2% increase in diluted EPS. The $14.8 million increase in consolidated net income for the second quarter of 2026 compared to the same period of 2025 was the net result of the following items:

●	A $2.2 million decrease in interest income, resulted from a $1.8 million decrease in interest income from loans and loans held for sale and a $7.6 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits, partially offset by a $7.2 million increase in interest income from investment securities. See Net Interest Income and Margin section on page 43 for further discussion.
●	An $0.2 million decrease in interest expense, which resulted from a $1.3 million decrease in interest expense in federal funds purchased and securities sold under agreements to repurchase and a $1.6 million decrease in interest expense from corporate and subordinated debentures and other borrowings, partially offset by a $2.6 million increase in interest expense from deposits. See Net Interest Income and Margin section on page 43 for further discussion.
●	A $8.4 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $15.9 million in the second quarter of 2026 while recording a provision for credit losses of $7.5 million in the second quarter of 2025. The main reason for the increase in the provision for credit losses was higher loan production and net loan growth in the second quarter of 2026 compared to the same period in 2025. During the second quarter of 2026, the Company had loan production of $5.2 billion and net loan growth of $1.4 billion compared to loan production of $3.3 billion and net loan growth of $501.0 million in the second quarter of 2025.
●	A $9.9 million increase in noninterest income primarily from increases in service charges on deposit accounts and debit, prepaid, ATM and merchant card related income of $3.7 million and correspondent banking and capital market income of $7.0 million. These increases were slightly offset by a decline in SBA income of $1.2 million and mortgage banking income of $1.0 million. See Noninterest Income section on page 47 for further discussion;
●	A $17.3 million decrease in noninterest expense, which resulted primarily from a decrease in merger, branch consolidation, severance related and other restructuring expenses of $24.4 million and a reduction in amortization of intangibles of $3.0 million. These decreases were partially offset by increases in salaries and employee benefits of $5.2 million, occupancy expense of $2.4 million and business development expense of $3.5 million. See Noninterest Expense section on page 48 for further discussion; and

●	Higher income tax provision of $2.0 million is mostly due to higher pretax book income between the two quarters. The Company recorded pretax book income of $299.0 million in the second quarter of 2026 compared to pretax book income of $282.2 million in the second quarter of 2025. Our effective tax rate was 23.07% for the three months ended June 30, 2026, compared to 23.73% for the three months ended June 30, 2025. See Income Tax Expense section on page 48 for further discussion.

Our quarterly efficiency ratio improved to 50.0% in the second quarter of 2026 compared to 52.7% in the second quarter of 2025. The improvement in the efficiency ratio compared to the second quarter of 2025 was the result of a 4.1% decrease in noninterest expense (excluding amortization of intangibles) and a 1.2% increase in the total tax-equivalent net interest income and noninterest income. The decrease in noninterest expense was mainly due to a decline in merger related expenses related to the Independent acquisition completed in the first quarter of 2025. The increase in the total of tax-equivalent net interest income and noninterest income was mainly due to an increase in investment securities interest income of $7.2 million, an increase in service charges and fees on deposit accounts of $3.7 million and an increase in correspondent banking and capital markets income of $7.0 million.

Basic and diluted EPS were $2.36 and $2.35, respectively, for the second quarter of 2026, compared to $2.12 and $2.11, respectively, for the second quarter of 2025. The increase in basic and diluted EPS was due to a 6.9% increase in net income in the second quarter of 2026 compared to the same period in 2025 and a decrease in average basic common shares of 4.1%. The increase in net income in the second quarter of 2026 was mainly attributable to an increase in non-interest income of $9.9 million and a $17.3 million decline in non-interest expense. The decrease in average basic common shares was mainly due to the Company repurchasing approximately 4.9 million shares through the Company’s stock buyback plan since June 30, 2025.

Selected Figures and Ratios

The following table presents selected financial figures and ratios for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average assets (annualized)	1.36%	1.34%	1.36%	0.95%
Return on average equity (annualized)	10.19%	9.93%	10.15%	7.17%
Return on average tangible equity (annualized)*	17.62%	18.17%	17.60%	13.73%
Dividend payout ratio	25.31%	25.47%	25.71%	36.00%
Equity to assets ratio	13.25%	13.36%	13.25%	13.36%
Average shareholders’ equity	$9,053,100	$8,692,582	$9,055,153	$8,556,105
●Denotes a non-GAAP financial measure. The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

Net Interest Income and Margin

Net interest income is the Company’s principal source of income and a key driver of overall financial performance. Net interest income and net interest margin are affected by the level and mix of interest-earning assets and interest-bearing liabilities, as well as changes in long-term and short-term market interest rates. Since the second quarter of 2025, the Federal Reserve reduced the target federal funds rate by a total of 75 basis points, lowering the target federal funds rate range to 3.50% to 3.75% as of June 30, 2026. Accordingly, interest rate conditions during the second quarter of 2026 were lower compared to the second quarter of 2025, impacting both asset yields and funding costs.

The decline in non-tax equivalent and the Tax Equivalent (“TE”) net interest margin of 24 basis points in the second quarter of 2026 compared to the same quarter of 2025 primarily reflected lower yields on interest‑earning assets, driven by reduced loan accretion income and a lower interest rate environment, partially offset by lower funding costs and balance‑sheet mix changes.

●	Lower non-TE yield on interest-earning assets was primarily driven by lower loan yields, largely attributable to continued runoff of acquired loans and a reduction in loan accretion income of approximately $30.5 million. The average balance of higher‑yielding acquired loans decreased by $3.5 billion, while the yield on acquired loans declined by 63 basis points. The non-TE yield on federal funds sold and interest-earning deposits with banks decreased by 68 basis points, and non-TE yield on non-acquired loans decreased by 15 basis points in the lower interest environment. These effects were partially offset by a change in asset mix, as the average balance of lower-yielding assets, such as federal funds sold and interest-earning deposits with banks, declined while the average balance of higher yielding loans and investment securities increased.

●	Funding costs declined during the second quarter of 2026, primarily due to a lower interest rate environment, which reduced rates across all interest‑bearing deposits, federal funds purchased, securities sold with agreements to repurchase, and corporate and subordinated debentures categories. Overall, the Company’s cost of funds, including noninterest-bearing deposits, declined by 10 basis points to 1.84% compared to the three months ended June 30, 2025.

The tables below summarize the analysis of changes in interest income and interest expense for the three and six months ended June 30, 2026, and 2025 and net interest margin on a tax equivalent basis:

	Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,386,864	$12,236	3.54%	$1,884,133	$19,839	4.22%
Investment securities (taxable) (1)	8,212,365	73,078	3.57%	7,680,130	68,081	3.56%
Investment securities (tax-exempt) (1)	1,000,994	8,293	3.32%	833,309	6,136	2.95%
Loans held for sale	286,422	4,602	6.44%	283,017	4,829	6.84%
Acquired loans, net	13,058,669	217,584	6.68%	16,585,942	302,259	7.31%
Non-acquired loans	37,188,445	522,466	5.64%	30,443,470	439,360	5.79%
Total interest-earning assets	61,133,759	838,259	5.50%	57,710,001	840,504	5.84%
Noninterest-Earning Assets:
Cash and due from banks	560,843			585,975
Other assets	6,719,415			6,882,510
Allowance for credit losses	(585,851)			(627,605)
Total noninterest-earning assets	6,694,407			6,840,880
Total Assets	$67,828,166			$64,550,881

Interest-Bearing Liabilities:
Transaction and money market accounts	$32,098,340	$180,220	2.25%	$28,986,998	$173,481	2.40%
Savings deposits	2,817,269	1,638	0.23%	2,921,780	2,012	0.28%
Certificates and other time deposits	7,184,745	62,358	3.48%	7,177,451	66,100	3.69%
Federal funds purchased	289,337	2,616	3.63%	360,588	3,943	4.39%
Securities sold with agreements to repurchase	293,341	1,477	2.02%	287,341	1,462	2.04%
Corporate and subordinated debentures	696,713	12,516	7.21%	821,542	15,558	7.60%
Other borrowings	154,947	1,485	3.84%	3	—	—%
Total interest-bearing liabilities	43,534,692	262,310	2.42%	40,555,703	262,556	2.60%
Noninterest-Bearing Liabilities:
Demand deposits	13,521,146			13,643,265
Other liabilities	1,719,228			1,659,331
Total noninterest-bearing liabilities (“Non-IBL”)	15,240,374			15,302,596
Shareholders’ equity	9,053,100			8,692,582
Total Non-IBL and shareholders’ equity	24,293,474			23,995,178
Total Liabilities and Shareholders’ Equity	$67,828,166			$64,550,881

Net Interest Income and Margin (Non-Tax Equivalent)		$575,949	3.78%		$577,948	4.02%
Net Interest Margin (Tax Equivalent)			3.78%			4.02%

Total Deposit Cost (without debt and other borrowings)			1.76%			1.84%
Overall Cost of Funds (including demand deposits)			1.84%			1.94%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	Balance	Earned/Paid	Yield/Rate	Balance	Earned/Paid	Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,632,577	$28,029	3.46%	$2,041,094	$42,379	4.19%
Investment securities (taxable) (1)	8,235,859	145,332	3.56%	7,533,730	121,951	3.26%
Investment securities (tax-exempt) (1)	981,507	15,505	3.19%	886,395	13,652	3.11%
Loans held for sale	254,928	8,333	6.59%	229,224	8,507	7.48%
Acquired loans, net	13,460,345	449,855	6.74%	16,911,413	614,318	7.33%
Non-acquired loans	36,104,829	1,008,034	5.63%	30,002,457	848,263	5.70%
Total interest-earning assets	60,670,045	1,655,088	5.50%	57,604,313	1,649,070	5.77%
Noninterest-Earning Assets:
Cash and due from banks	546,326			584,462
Other assets	6,748,249			6,840,917
Allowance for credit losses	(584,284)			(611,799)
Total noninterest-earning assets	6,710,291			6,813,580
Total Assets	$67,380,336			$64,417,893

Interest-Bearing Liabilities:
Transaction and money market accounts	$31,800,744	$352,673	2.24%	$29,117,282	$350,430	2.43%
Savings deposits	2,819,875	3,280	0.23%	2,913,417	3,956	0.27%
Certificates and other time deposits	7,199,982	126,785	3.55%	7,171,354	133,164	3.74%
Federal funds purchased	292,256	5,251	3.62%	342,096	7,422	4.38%
Securities sold with agreements to repurchase	306,533	3,037	2.00%	292,793	2,892	1.99%
Corporate and subordinated debentures	696,655	25,023	7.24%	787,166	28,063	7.19%
Other borrowings	77,902	1,485	3.84%	29,701	648	4.40%
Total interest-bearing liabilities	43,193,947	517,534	2.42%	40,653,809	526,575	2.61%
Noninterest-Bearing Liabilities:
Demand deposits	13,440,627			13,568,711
Other liabilities	1,690,609			1,639,268
Total noninterest-bearing liabilities (“Non-IBL”)	15,131,236			15,207,979
Shareholders’ equity	9,055,153			8,556,105
Total Non-IBL and shareholders’ equity	24,186,389			23,764,084
Total Liabilities and Shareholders’ Equity	$67,380,336			$64,417,893

Net Interest Income and Margin (Non-Tax Equivalent)		$1,137,554	3.78%		$1,122,495	3.93%
Net Interest Margin (Tax Equivalent)			3.79%			3.93%

Total deposit cost (without debt and other borrowings)			1.76%			1.86%
Overall Cost of Funds (including demand deposits)			1.84%			1.96%
(1)	Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased in the three and six months ended June 30, 2026, compared to the same periods in 2025, primarily due to a higher average balance in investment securities and a modest increase in the yield on the investment portfolio. The average balance of investment securities for the three and six months ended June 30, 2026 increased by approximately $699.9 million and $797.2 million, respectively, compared to the same periods in 2025. The Company has increased the size of the investment securities portfolio commensurate with the growth in the balance sheet. The improvement in the yield, as well as a shortened duration of the investment portfolio is a result of the reinvestment and repositioning strategies executed in the first quarter of 2025.

Loans

Interest earned on loans held for investment decreased slightly during the three and six months ended June 30, 2026, from the comparable periods in 2025. Some key highlights for the quarter ended June 30, 2026, are outlined below:

●	Our non-TE yield on total loans decreased 42 basis points in the second quarter of 2026 compared to the same period in 2025.
o	The yield on the acquired loan portfolio decreased 63 basis-point in the second quarter of 2026 compared to the same period in 2025.

◾	The decrease in interest income on acquired loans was primarily attributable to continued paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio, as well as a decrease in loan accretion of approximately $30.5 million and $53.5 million, respectively, for the three and six months ended June 30, 2026 compared to the same periods in 2025. The loan accretion is primarily related to the loan portfolio acquired from Independent.
o	The yield on the non-acquired loan portfolio decreased 15 basis points in the second quarter of 2026 compared to the same period in 2025.
◾	The decline in the yield on non-acquired loans primarily reflects the impact of new and renewed loans originating at lower rates in the current rate environment compared to the same period in 2025. The growth in interest income on non-acquired loans was attributable to organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased in the second quarter of 2026 compared to the same period in 2025, while the cost of interest-bearing liabilities decreased, reflecting lower market interest rates across most deposit and borrowing categories. Some key highlights for the quarter ended June 30, 2026, compared to the same period in 2025 include:

●	The cost of interest-bearing deposits decreased to 2.33% for the second quarter of 2026, compared to 2.48% for the same period in 2025.
o	Interest expense on interest-bearing deposits increased, as growth in the average balance of transaction and money market accounts outweighed the effect of lower interest rates paid across all deposit categories.
●	The average cost and interest expense of federal funds purchased decreased, reflecting both a lower average balance and lower costs in the lower interest rate environment.
●	The average cost and interest expense of corporate and subordinated debentures decreased. The decreases reflect the net effect of debt redemptions and subsequent subordinated debt issuances following prior‑period debt assumed in the Independent acquisition along with the lower interest rate environment.
●	The average cost of other borrowings was 3.84% with an average balance of $154.9 million for the second quarter of 2026. The Company had no significant other borrowings during the second quarter 2025.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $122.1 million, or 0.9%, to $13.5 billion in the second quarter of 2026 compared to $13.6 billion during the same period in 2025. The decrease in the average balance of noninterest bearing deposits primarily reflects a continued shift in customer funds to interest‑bearing transactional and money market deposit accounts.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended June 30, 2026, and 2025, noninterest income comprised 14.4%, and 13.1%, respectively, of total net interest income and noninterest income. For the six months ended June 30, 2026, and 2025, noninterest income comprised 14.8%, and 13.3%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$26,838	$24,667	$52,578	$49,619
Debit, prepaid, ATM and merchant card related income	14,730	13,202	27,689	24,183
Mortgage banking income	4,890	5,936	15,906	13,673
Trust and investment services income	15,164	14,419	29,635	29,351
Correspondent banking and capital markets income	20,811	13,767	42,238	23,312
Securities losses, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
SBA income	1,264	2,430	2,764	5,662
Bank owned life insurance income	9,624	9,153	19,118	19,352
Other	3,405	3,243	6,896	7,285
Total noninterest income	$96,726	$86,817	$196,824	$172,905

Noninterest income increased during the second quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income resulted from the following:

●	Service charges on deposit accounts were higher mainly attributable to deposit fee income from the growth in deposit accounts.
●	Correspondent banking and capital markets income was higher, primarily attributable to a $3.0 million increase in income generated from the sale of customer swap ARC hedges, reflecting increased hedging activity in a comparatively lower interest rate environment. The increase was also driven by lower expense associated with variation margin payments for centrally cleared swaps where we recorded an expense of $4.0 million related to variation margin payments in the second quarter of 2026 compared to an expense of $5.4 million in the second quarter of 2025. In addition, other operational revenue was higher by approximately $1.7 million.

Noninterest income increased during the six months ended June 30, 2026 compared to the same period in 2025. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

●	Debit, prepaid, ATM and merchant card related income was higher in 2026 compared to 2025 mainly due to higher bank card and ATM related fee income of $3.5 million.
●	Mortgage banking income was higher in 2026 compared to 2025, as an increase in mortgage servicing related income was partially offset by a decrease in secondary market mortgage income. Mortgage production increased from $1.1 billion in the first six months of 2025 to $1.7 billion in the first six months of 2026. During the first six months of 2026, we sold 25% of our mortgage production to the secondary market versus 45% during the same period in 2025.
o	The mortgage servicing related income, net of the hedge, increased mainly due to a $4.5 million increase in the change in fair value of the MSR, including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase in the change in fair value from interest rates of $14.1 million, offset by decreases from gains/losses on the MSR hedge of $7.5 million and an increase in MSR decay of $2.1 million.
o	Mortgage income from the secondary market decreased between the comparable periods resulting from a $2.7 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, partially offset by an increase in MBS forward trades of $1.4 million. Mortgage commission expense was $3.7 million in 2026 compared to $4.1 million in 2025.
●	During the first quarter of 2025, the Company recorded net losses on the sales of investment securities, excluding the sales of investment securities acquired from Independent, substantially offset by a gain on the sale of bank properties, net of transaction costs, from a sale-leaseback transaction completed in February 2025.
●	SBA income was lower primarily attributable to lower gains on the sale of SBA loans of $2.3 million. SBA income includes changes in the fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans.

Noninterest Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Salaries and employee benefits	$205,377	$200,162	$411,030	$395,973
Occupancy expense	43,878	41,507	86,180	77,000
Information services expense	29,136	30,155	58,840	61,517
OREO and loan related expense	952	2,295	5,330	4,079
Amortization of intangibles	21,041	24,048	42,345	47,879
Business development and staff related expense	10,639	7,182	22,001	13,692
Supplies, printing and postage expense	3,885	3,970	7,139	7,098
Professional fees	5,090	4,658	10,329	9,367
FDIC assessment and other regulatory charges	10,753	11,469	21,010	22,727
Advertising and marketing	3,836	3,010	7,161	5,300
Merger, branch consolidation, severance-related, and other expense	—	24,379	—	92,385
Other	23,162	22,226	45,908	46,870
Total noninterest expense	$357,749	$375,061	$717,273	$783,887

Noninterest expense decreased by $17.3 million, or 4.6%, in the second quarter of 2026 compared to the same period in 2025, primarily resulted from the following expenses:

●	Salaries and employee benefits increased primarily attributable to higher commission expense of $4.9 million, resulting from an increase in the number of employees as a result of a hiring initiative to expand our sales force.
●	Occupancy expense increased in the second quarter of 2026 compared to the same period in 2025, due mainly to increases in furniture and equipment costs, including related depreciation, and lease expenses of $1.5 million and $1.0 million, respectively.
●	Amortization of intangibles decreased by $3.0 million, or 12.5%, due to lower amortization expense related to the core deposit intangible recognized in connection with the Independent acquisition, which is subject to accelerated amortization in the earlier periods of its estimated life.
●	Business development and staff related expense increased due mainly to higher employee travel and entertainment, and recruitment-related costs of approximately $1.4 million and $1.5 million, respectively.
●	The Company did not record merger, branch consolidation, severance related and other expense in the second quarter of 2026. During the second quarter of 2025, the Company recorded $24.4 million of such expenses, primarily associated with the Independent acquisition.

Noninterest expense decreased by $66.6 million, or 8.5%, during the six months ended June 30, 2026, compared to the same period in 2025. The categories and explanations for the year-to-date fluctuations are generally consistent with those discussed in the quarterly comparison above, except as noted below.

●	Information services expense decreased $2.7 million, or 4.4%, in 2026 compared to the same period in 2025. The decrease was primarily attributable to lower costs associated with systems and software initiatives that were completed in prior periods.

Income Tax Expense

Our effective tax rate was 23.07% for the three months ended June 30, 2026, compared to 23.73% for the three months ended June 30, 2025. The decrease in the effective rate for the quarter, when compared to the same period in the prior year, was driven primarily by higher non-deductible executive compensation, as well as non-deductible merger expenses related to the acquisition of Independent in 2025 compared to 2026. In addition, there was an increase in tax-exempt interest income in the current quarter compared to the same period in 2025. This was partially offset by an increase in pre-tax book income in the second quarter of 2026 compared to the second quarter of 2025.

Our effective tax rate for the first six months of the year was 22.79% compared to 24.57% for the first six months of 2025. The decrease in the year-to-date effective tax rate compared to the same period of 2025 was due primarily to a reduction in non-deductible executive compensation, an increase in tax-exempt interest income and a decrease in non-deductible FDIC premiums. In addition to these items, there was a $5.6 million remeasurement of the Company’s deferred tax balances resulting from the acquisition of Independent in the first quarter of 2025.

Segment Reporting

As discussed in Note 21 — Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit. There have been no material changes to the Company’s segment structure during the six months ended June 30, 2026.

The table below provides PPNR and TE NIM information of the General Banking Unit.

Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars and shares in thousands except for per share amounts)	2026	2025	2026	2025
PPNR (Non-GAAP)
Net Income (GAAP) (a)	$230,022	$215,224	$455,842	304,304
Plus:
Provision for credit losses	15,919	7,505	26,727	108,067
Income tax provision	68,985	66,975	134,536	99,142
PPNR (Non-GAAP) (b)	$314,926	$289,704	$617,105	$511,513

PPNR, Adjusted (Non-GAAP)
PPNR (Non-GAAP)	$314,926	$289,704	$617,105	$511,513
Less:
Gain on sale leaseback, net of transaction costs	—	—	—	(229,279)
Plus:
Securities losses, net	—	—	—	228,811
Merger, branch consolidation, severance-related, and other expense	—	24,379	—	92,385
PPNR, adjusted (Non-GAAP) (d)	$314,926	$314,083	$617,105	$603,430

PPNR per Share (Non-GAAP)
Diluted weighted-average common share outstanding (c)	97,677	101,845	98,292	101,836
Earnings per common share - Diluted ((a)/(c)) (GAAP)	$2.35	$2.11	$4.64	$2.99

PPNR per share ((b)/(c)) (Non-GAAP)	$3.22	$2.84	$6.28	$5.02

Adjusted PPNR per Share (Non-GAAP)
Adjusted PPNR per share ((d)/(c)) (Non-GAAP)	$3.22	$3.08	$6.28	$5.93

Net Interest Margin, Tax Equivalent ("TE") (Non-GAAP)
Average interest earning assets (e)	$61,133,759	$57,710,001	$60,670,045	$57,604,313

Net interest income (f)	575,949	577,948	1,137,554	1,122,495
Net interest margin, non-TE ((f)*/(e)) (GAAP)	3.78%	4.02%	3.78%	3.93%
TE adjustment (g)	751	672	1,511	1,456
Net interest margin, TE (((f)+(g))*/(e)) (Non-GAAP)	3.78%	4.02%	3.79%	3.93%

Analysis of Financial Condition

Summary

Our total assets increased approximately $1.7 billion, or 2.5%, from December 31, 2025, to June 30, 2026, to approximately $68.9 billion. Within total assets, cash and cash equivalents decreased by $822.2 million, or 25.9%, and net loans increased $2.2 billion, or 4.7%, while investment securities increased $205.7 million, or 2.4%, during the period. Within total liabilities, deposits grew $1.2 billion, or 2.2%, and federal funds purchased and securities sold under agreements to repurchase decreased by $48.7 million, or 7.9%. Total corporate and subordinated debentures and other borrowings increased by $300.2 million, or 43.1%. Total shareholder’s equity increased $72.4 million, or 0.8%. The decrease in cash and cash equivalents was due to the funding of investment securities and loan growth in the first half of 2026. The increase in deposits was mainly related to an $871.8 million increase in interest-bearing checking accounts and a $501.2 million increase in time deposits. The increase in loans was driven by organic growth. Our loan to deposit ratio was 90% and 88% at June 30, 2026 and December 31, 2025, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 24% at both June 30, 2026, and December 31, 2025.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta.  At June 30, 2026, investment securities totaled $8.9 billion, compared to $8.7 billion at December 31, 2025, an increase of $205.7 million, or 2.4%. The Bank purchased $2.4 billion of investment securities during the six months ended June 30, 2026 mostly from reinvesting funds provided by the paydowns, maturities and calls of investment securities. The increases in investment securities were partially offset by reductions from maturities, calls, sales and paydowns of investment securities totaling $2.1 billion and the net amortization of premiums of $5.6 million during the six months ended June 30, 2026. At June 30, 2026, approximately 74.0% of the investment portfolio was classified as available for sale, approximately 21.9% was classified as held to maturity and approximately 4.1% was classified as other investments.

At June 30, 2026, the unrealized net losses of the available for sale securities portfolio was $418.3 million, or 6.0%, below its amortized cost basis, compared to an unrealized net loss of $382.8 million, or 5.7%, at December 31, 2025. At June 30, 2026, the unrealized net loss of the held to maturity securities portfolio was $314.7 million, or 16.1%, below its amortized cost basis, compared to an unrealized net loss of $315.2 million, or 15.4%, at December 31, 2025.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

	Amortized	Fair	Unrealized
(Dollars in thousands)	Cost	Value	Net Loss	AAA – A	Not Rated
June 30, 2026
U.S. Government agencies	$132,915	$116,120	$(16,795)	$132,915	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	3,116,873	2,801,204	(315,669)	89	3,116,784
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,446,682	2,340,880	(105,802)	—	2,446,682
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,420,750	1,285,272	(135,478)	117,132	1,303,618
State and municipal obligations	1,240,617	1,114,750	(125,867)	1,232,655	7,962
Small Business Administration loan-backed securities	591,349	558,887	(32,462)	591,349	—
Corporate securities	23,000	22,106	(894)	—	23,000
	$8,972,186	$8,239,219	$(732,967)	$2,074,140	$6,898,046

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

At June 30, 2026, we had 1,129 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $747.0 million. At December 31, 2025, we had 1,073 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $737.2 million. The total number of investment securities with an unrealized loss position increased by 56 securities, while the total dollar amount of the unrealized loss increased by $9.8 million. The increase in the number of securities in a loss position and level of unrealized losses during the quarter was mainly due to recent changes in market interest rates and lower expectations of future Federal Reserve Bank rate reductions.

All investment securities in an unrealized loss position as of June 30, 2026, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of June 30, 2026:

	Due In		Due After		Due After		Due After
	1 Year or Less		1 Thru 5 Years		5 Thru 10 Years		10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$32,929	1.89%	$99,986	1.68%	$—	—%	$132,915	1.73%
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	51,625	2.09	114,648	1.24	923,840	1.91	1,090,113	1.80
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	—	—	—	—	363,925	2.51	363,925	2.51
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	88,029	1.05	115,845	1.08	121,106	1.61	324,980	1.27
Small Business Administration loan-backed securities	—	—	—	—	—	—	43,821	1.28	43,821	1.28
Total held to maturity	$—	—%	$172,583	1.52%	$330,479	1.32%	$1,452,692	1.98%	$1,955,754	1.83%
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$96	2.49%	$6,888	2.17%	$163,915	3.05%	$1,715,667	3.66%	$1,886,566	3.61%
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	170	2.43	15,496	4.47	88,475	4.86	1,930,018	4.54	2,034,159	4.56
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	8,703	2.78	341,664	4.01	475,076	3.39	192,036	2.18	1,017,479	3.29
State and municipal obligations	7,996	3.39	29,473	3.12	227,292	2.74	849,989	3.52	1,114,750	3.35
Small Business Administration loan-backed securities	8,560	2.16	7,811	4.50	176,473	4.28	330,273	3.13	523,117	3.53
Corporate securities	—	—	9,936	6.70	12,170	4.29	—	—	22,106	5.31
Total available for sale	$25,525	2.76%	$411,268	4.01%	$1,143,401	3.47%	$5,017,983	3.88%	$6,598,177	3.81%
Total other investments	$—	—%	$—	—%	$—	—%	$366,986	2.35%	$366,986	2.35%
Total investment securities	$25,525	2.76%	$583,851	3.27%	$1,473,880	2.99%	$6,837,661	3.40%	$8,920,917	3.31%
Percent of total	1%		5%		13%		81%
Cumulative percent of total	1%		5%		19%		100%
(1)	Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)	FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)	The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 85.9% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 13.8% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Single A or higher category.

As of June 30, 2026, the portfolio had an effective duration of 4.63 years. We continue to monitor duration risk and seek to align duration within our risk appetite.

The following table presents a summary of our investment portfolio duration for the periods presented:

	June 30, 2026		December 31, 2025
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,915	5.19	$132,913	5.62
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,090,113	5.98	1,153,024	6.06
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	363,925	6.63	379,107	6.63
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	324,980	4.78	336,910	5.05
Small Business Administration loan-backed securities	43,821	5.76	46,076	5.99
Total held to maturity	$1,955,754	5.84	$2,048,030	5.97
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,886,566	4.30	$1,698,108	4.43
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,034,159	2.85	2,185,584	2.54
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,017,479	4.19	832,449	4.55
State and municipal obligations	1,114,750	7.73	1,007,412	7.79
Small Business Administration loan-backed securities	523,117	2.22	568,433	2.19
Corporate securities	22,106	0.39	21,770	0.51
Total available for sale	$6,598,177	4.29	$6,313,756	4.22

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of June 30, 2026, we determined that there was no impairment on our other investment securities. As of June 30, 2026, other investment securities represented approximately $367.0 million, or 0.53% of total assets, and primarily consists of FHLB and FRB stock which totals $266.7 million, or 0.39% of total assets. There were no gains or losses on the sales of these securities for three and six months ended June 30, 2026, and 2025, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and its subsidiary SouthState Securities. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $191.1 million and $110.2 million at June 30, 2026, and December 31, 2025.

Loans Held for Sale

The balance of loans held for sale increased $60.1 million from December 31, 2025, to $405.4 million on June 30, 2026. Loans held for sale at June 30, 2026 and December 31, 2025 consisted of mortgage and SBA loans held for sale.

The Company purchases the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $336.7 million at June 30, 2026 compared to $283.9 million at December 31, 2025. See Note 18 – SBA Loans Held for Sale for more information.

Mortgage loans held for sale totaled $68.7 million at June 30, 2026, an increase of $7.3 million compared to $61.4 million at December 31, 2025. Total mortgage production was $1.0 billion in the second quarter of 2026 compared to $661 million in the first quarter of 2026. The increase in production from the prior quarter was due to both seasonal timing as there is normally more activity in home sales in the spring and summer along with Company production growth initiatives in 2026 and expanding its revenue producers. The percentage of mortgage production sold into the secondary market increased in the second quarter of 2026 to 33% from 28% in the first quarter of 2026. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO	June 30,	% of	December 31,	% of
(Dollars in thousands)	2026	Total	2025	Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$447,548	0.9%	$580,657	1.2%
Commercial non-owner-occupied	4,400,751	8.7%	4,766,211	9.9%
Commercial owner-occupied real estate	1,820,206	3.6%	1,982,641	4.1%
Consumer owner-occupied	1,072,946	2.1%	1,171,043	2.4%
Home equity loans	182,759	0.4%	209,048	0.5%
Commercial and industrial	1,366,381	2.7%	1,789,588	3.7%
Other income producing property	581,378	1.1%	672,593	1.4%
Consumer non real estate	49,718	0.1%	60,528	0.1%
Other	104	—%	105	—%
Total acquired - non-purchased credit deteriorated loans	9,921,791	19.6%	11,232,414	23.1%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	69,288	0.1%	106,815	0.2%
Commercial non-owner-occupied	1,823,671	3.6%	1,960,076	4.0%
Commercial owner-occupied real estate	423,285	0.8%	486,118	1.0%
Consumer owner-occupied	171,224	0.3%	186,905	0.4%
Home equity loans	17,360	—%	18,797	—%
Commercial and industrial	91,453	0.2%	148,089	0.3%
Other income producing property	43,348	0.1%	49,090	0.1%
Consumer non real estate	19,163	—%	21,609	—%
Total acquired - purchased credit deteriorated loans (PCD)	2,658,792	5.1%	2,977,499	6.1%
Total acquired loans	12,580,583	24.7%	14,209,913	29.2%
Non-acquired loans:
Construction and land development	2,466,132	4.9%	1,860,888	3.8%
Commercial non-owner-occupied	11,256,695	22.1%	9,925,473	20.4%
Commercial owner-occupied real estate	5,608,900	11.0%	5,108,232	10.5%
Consumer owner-occupied	7,880,912	15.5%	7,260,486	14.9%
Home equity loans	1,708,901	3.4%	1,603,944	3.3%
Commercial and industrial	7,920,610	15.6%	7,243,731	14.9%
Other income producing property	550,612	1.1%	510,470	1.1%
Consumer non real estate	865,154	1.7%	873,129	1.8%
Other	8,373	—%	2,261	—%
Total non-acquired loans	38,266,289	75.3%	34,388,614	70.8%
Total loans (net of unearned income)	$50,846,872	100.0%	$48,598,527	100.0%

Total loans, net of deferred loan costs and fees (excluding loans held for sale), increased during the first six months of 2026 by $2.2 billion, or 9.3% annualized, to $50.8 billion at June 30, 2026. Our non-acquired loan portfolio increased by $3.9 billion, or 22.7% annualized, mainly driven by organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. Commercial non-owner-occupied loans, commercial and industrial loans, consumer owner-occupied loans, construction and land development loans and commercial owner-occupied real estate loans led the way with $1.3 million, $676.9 million, $620.4 million, $605.2 million and $500.7 million in year-to-date loan growth, respectively, or 27.0%, 18.8%, 17.2%, 65.6% and 19.8% annualized growth, respectively. The acquired loan portfolio decreased by $1.6 billion, or 23.1% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that decreased were commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, construction and land development loans and consumer owner-occupied loans which decreased by $501.9 million, $479.8 million, $225.3 million, $170.6 million and $113.8 million, respectively, during the first six months of 2026. Acquired loans as a percentage of total loans decreased to 24.7% and non-acquired loans as a percentage of the overall portfolio increased to 75.3% at June 30, 2026. This compares to acquired loans as a percentage of total loans of 29.2% and non-acquired loans as a percentage of total loans of 70.8% at December 31, 2025.

Total commercial non-owner-occupied loans of $17.5 billion, approximately 34.4% of the total loans held for investment, was the largest category of the loan portfolio as of June 30, 2026. As of June 30, 2026, approximately 93% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $17.5 billion, approximately $1.8 billion, or 4% of the total loans, represented our office segment. Approximately 95% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans	Net Book	Average	Weighted-Average	% of	% of Substandard &	% of
(Dollars in thousands)	Balance (1)	Loan Size	Loan-to-Value (3)	Non-Accrual	Accruing	Special Mention
June 30, 2026
Loan Type:
Retail	$4,847,183	$2,410	57%	0.10%	1.84%	0.80%
Multifamily	2,739,256	4,022	54%	0.97%	28.33%	10.92%
Warehouse/Industrial	2,673,245	2,281	59%	—%	6.52%	2.57%
Office	1,795,993	1,649	57%	0.11%	6.23%	2.34%
Hotel	1,548,077	5,886	54%	0.54%	2.24%	1.72%
Other	1,034,806	1,797	55%	0.12%	6.37%	2.48%
Medical	1,023,815	2,188	60%	—%	1.33%	0.60%
Self Storage	707,850	3,522	54%	—%	11.29%	7.97%
(1)	Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of June 30, 2026.

Allowance for Credit Losses (ACL) on Loans and Certain Off-Balance-Sheet Credit Exposures

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. The Company records loans charged off against the ACL and subsequent recoveries, if any, increase the ACL when they are recognized. In addition, the Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit.

Management continues to utilize a probability-weighted blend of baseline, upside, and adverse economic scenarios in estimating expected credit losses. For the quarter ended June 30, 2026, management maintained scenario weightings of 40% baseline, 20% upside, and 40% adverse. Although the June economic forecast reflected increased concern regarding inflation, interest rates, energy prices, and geopolitical developments, forecast assumptions and their impact on modeled losses remained generally consistent with the prior quarter. Management believes a moderate weighting toward adverse conditions remains appropriate given continued economic uncertainty, notwithstanding generally stable credit conditions and macroeconomic forecasts. The Company recorded a total provision for credit losses of $15.9 million for the second quarter of 2026.

As of June 30, 2026, the balance of the ACL was $586.7 million or 1.15% of total loans. The ACL increased $0.8 million from the balance of $585.9 million recorded at March 31, 2026 and increased $1.5 million from the balance of $585.2 million recorded at December 31, 2025. The increase during the second quarter of 2026 included $8.6 million in provision for credit losses and $7.8 million in net charge-offs. The increase during the six months ended June 30, 2026 included $19.8 million in provision for credit losses and $18.4 million in net charge-offs.

At June 30, 2026, the Company had a reserve on unfunded commitments of $76.5 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $69.2 million at March 31, 2026, and $69.6 million at December 31, 2025. During the three and six months ended June 30, 2026, the Company recorded an increase in the reserve for unfunded commitments of $7.3 million and $6.9 million, respectively. For the prior comparative period, the Company recorded an increase in the reserve for unfunded commitments of $2.4 million and $19.4 million, respectively. Of the $19.4 million of provision for credit losses recorded for unfunded commitments during the six months ended June 30, 2025, $12.1 million was related to the initial provision for unfunded commitments acquired from Independent and $7.3 million was for all other unfunded commitments.

The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial asset during the six months ended June 30, 2026.

The ACL provides 2.14 times coverage of nonperforming loans at June 30, 2026. Net charge-offs to total average loans during the three and six months ended June 30, 2026, were 0.06% and 0.07%, respectively. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent, to total average loans during the three and six months ended June 30, 2025, were 0.06% and 0.05%, respectively. We continue to experience solid and stable asset quality numbers and ratios as of June 30, 2026.

The following table provides the allocation for expected credit losses by loan segment and each loan segment as a percentage of total loans as of June 30, 2026:

	June 30, 2026
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$65,629	19.8%
Residential Mortgage Junior	1,133	0.1%
Revolving Mortgage	14,085	3.9%
Residential Construction	9,353	1.2%
Other Construction and Development	55,076	4.5%
Consumer	16,616	1.8%
Multifamily	59,324	5.4%
Municipal	1,819	1.9%
Owner-Occupied Commercial Real Estate	72,196	15.4%
Non-Owner-Occupied Commercial Real Estate	178,804	29.1%
Commercial and Industrial	112,629	16.9%
Total	$586,664	100.0%

*     Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(980)	$9,900,402	(0.04)%	$(191)	$9,276,546	(0.01)%
Residential Mortgage Junior	4	44,828	0.04%	64	50,429	0.51%
Revolving Mortgage	(3)	1,977,323	(0.00)%	125	1,768,088	0.03%
Residential Construction	—	625,527	—%	—	680,839	—%
Other Construction and Development	314	2,105,899	0.06%	299	2,714,334	0.04%
Consumer	(1,342)	930,493	(0.58)%	(1,655)	1,034,608	(0.64)%
Multifamily	146	2,695,938	0.02%	(18,065)	2,488,133	(2.91)%
Municipal	—	941,235	—%	—	844,717	—%
Owner-Occupied Commercial Real Estate	(105)	7,750,422	(0.01)%	(419)	7,445,999	(0.02)%
Non-Owner-Occupied Commercial Real Estate	(921)	14,611,377	(0.03)%	767	13,119,321	0.02%
Commercial and Industrial	(4,954)	8,663,670	(0.23)%	(5,431)	7,606,398	(0.29)%
Total	$(7,841)	$50,247,114	(0.06)%	$(24,506)	$47,029,412	(0.21)%

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(2,513)	$9,778,083	(0.05)%	$(559)	$9,253,756	(0.01)%
Residential Mortgage Junior	97	45,492	0.43%	75	50,304	0.30%
Revolving Mortgage	230	1,949,247	0.02%	276	1,763,744	0.03%
Residential Construction	—	607,779	—%	—	679,166	—%
Other Construction and Development	202	2,036,644	0.02%	397	2,707,665	0.03%
Consumer	(2,589)	936,484	(0.56)%	(4,953)	1,032,067	(0.97)%
Multifamily	162	2,732,796	0.01%	(18,065)	2,482,020	(1.47)%
Municipal	—	932,956	—%	—	842,642	—%
Owner-Occupied Commercial Real Estate	(116)	7,664,942	(0.00)%	(1,875)	7,427,706	(0.05)%
Non-Owner-Occupied Commercial Real Estate	(913)	14,316,052	(0.01)%	(12,693)	13,087,090	(0.20)%
Commercial and Industrial	(12,914)	8,564,699	(0.30)%	(30,978)	7,587,710	(0.82)%
Total	$(18,354)	$49,565,174	(0.07)%	$(68,375)	$46,913,870	(0.29)%

The following tables present summary of ACL for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,
	2026			2025
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$520,619	$65,263	$585,882	$526,615	$97,075	$623,690
Allowance adjustment - FMV for Independent acquisition	—	—	—	—	16,798	16,798
Independent Day 1 PCD loan net charge-offs	—	—	—	—	(17,259)	(17,259)
Loans charged off	(10,581)	(1,161)	(11,742)	(11,923)	(42)	(11,965)
Recoveries of loans previously charged off	2,470	1,431	3,901	2,740	1,978	4,718
Net (charge-offs) recoveries	(8,111)	270	(7,841)	(9,183)	(15,323)	(24,506)
Provision (recovery) for credit losses	13,984	(5,361)	8,623	17,582	(12,518)	5,064
Balance at end of period	$526,492	$60,172	$586,664	$535,014	$86,032	$621,046

Total loans, net of unearned income:
At period end	$50,846,872			$47,267,247
Average	50,247,114			47,029,412
Net charge-offs as a percentage of average loans (annualized)	0.06%			0.21%
Allowance for credit losses as a percentage of period end loans	1.15%			1.31%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	213.79%			208.57%

	Six Months Ended June 30,
	2026			2025
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$516,041	$69,156	$585,197	$444,959	$20,321	$465,280
Allowance adjustment - FMV for Independent acquisition	—	—	—	—	135,441	135,441
Initial Allowance for Non-PCD loans acquired during period	—	—	—	79,971	—	79,971
Independent Day 1 PCD loan net charge-offs	—	—	—	—	(56,688)	(56,688)
Loans charged-off	(24,176)	(2,000)	(26,176)	(18,947)	(440)	(19,387)
Recoveries of loans previously charged off	5,503	2,319	7,822	4,376	3,324	7,700
Net (charge-offs) recoveries	(18,673)	319	(18,354)	(14,571)	(53,804)	(68,375)
Provision (recovery) for credit losses	29,124	(9,303)	19,821	24,655	(15,926)	8,729
Balance at end of period	$526,492	$60,172	$586,664	$535,014	$86,032	$621,046

Total loans, net of unearned income:
At period end	$50,846,872			$47,267,247
Average	49,565,174			46,913,870
Net charge-offs as a percentage of average loans (annualized)	0.07%			0.29%
Allowance for credit losses as a percentage of period end loans	1.15%			1.31%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	213.79%			208.57%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2026	2026	2025	2025	2025
Non-acquired:
Nonaccrual loans	$152,908	$159,011	$157,662	$141,409	$132,313
Accruing loans past due 90 days or more	2,961	6,915	2,997	4,352	3,687
Modified loans to a borrower experiencing financial difficulty - nonaccrual	18,356	18,147	4,313	5,342	9,597
Total non-acquired nonperforming loans	174,225	184,073	164,972	151,103	145,597
Other real estate owned (“OREO”) (1) (6)	11,175	7,971	4,961	11,404	16,842
Other nonperforming assets (2)	547	368	312	566	446
Total nonperforming assets excluding acquired assets	185,947	192,412	170,245	163,073	162,885
Acquired:
Nonaccrual loans (3)	66,143	106,922	129,402	143,839	145,423
Accruing loans past due 90 days or more	835	1,986	1,944	891	707
Modified loans to a borrower experiencing financial difficulty - nonaccrual	33,209	9,080	5,778	5,856	6,043
Total acquired nonperforming loans	100,187	117,988	137,124	150,586	152,173
Acquired OREO (1) (7)	1,220	18,090	3,810	7,015	8,728
Other acquired nonperforming assets (2)	34	65	91	132	55
Total acquired nonperforming assets	101,441	136,143	141,025	157,733	160,956
Total nonperforming assets	$287,388	$328,555	$311,270	$320,806	$323,841

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.49%	0.53%	0.49%	0.50%	0.52%
Total nonperforming assets as a percentage of total assets (5)	0.27%	0.28%	0.25%	0.25%	0.25%
Nonperforming loans as a percentage of period end loans (4)	0.46%	0.51%	0.48%	0.46%	0.46%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.57%	0.66%	0.64%	0.67%	0.68%
Total nonperforming assets as a percentage of total assets (5)	0.42%	0.48%	0.46%	0.49%	0.49%
Nonperforming loans as a percentage of period end loans (4)	0.54%	0.61%	0.62%	0.63%	0.63%
(1)	Consists of real estate acquired as a result of foreclosure.
(2)	Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)	Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)	Loan data excludes mortgage loans held for sale.
(5)	For purposes of this calculation, total assets include all assets (both acquired and non-acquired).
(6)	Excludes non-acquired bank premises held for sale of $0, $0, $0, $8.6 million, $900,000, as of June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025, and June 30, 2025, respectively, that is now separately disclosed on the balance sheet.
(7)	Excludes acquired bank premises held for sale of $0, $0, $0, $0, $78.5 million, as of June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025, and June 30, 2025, respectively, that is now separately disclosed on the balance sheet.

Total nonperforming assets were $287.4 million, or 0.57% of total loans and repossessed assets, at June 30, 2026, a decrease of $23.9 million, or 7.7%, from December 31, 2025. Total nonperforming loans were $274.4 million, or 0.54%, of total loans, at June 30, 2026, a decrease of $27.7 million, or 9.2%, from December 31, 2025. Non-acquired nonperforming loans increased by $9.3 million from December 31, 2025. The increase in non-acquired nonperforming loans was driven primarily by an increase in modified loans to a borrower experiencing financial difficulty of $14.0 million, an increase in consumer nonaccrual loans of $5.7 million, offset by a decline in commercial nonaccrual loans of $10.4 million. Acquired nonperforming loans decreased $36.9 million from December 31, 2025. The decrease in the acquired nonperforming loan balances was due primarily to an decrease in commercial nonaccrual loans of $66.6 million, a decrease in accruing loans past due 90 days or more of $1.2 million, offset by an increase in modified loans to a borrower experiencing financial difficulty of $27.4 million and an increase in consumer nonaccrual loans of $3.4 million. Approximately $20.0 million of the decrease in acquired commercial nonaccrual loans was due to one commercial non-owner occupied loan moving to OREO during the first quarter of 2026.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $1.1 billion to $42.9 billion at June 30, 2026, from $41.8 billion at December 31, 2025. Interest-bearing checking accounts increased $871.8 million and time deposits increased by $501.2 billion while money market accounts decreased by $220.6 million during the first half of 2026. The growth in interest-bearing checking accounts was mainly through an increase in reciprocal and brokered checking accounts of $870.0 million while the growth in time deposits was mainly through an increase in brokered accounts of $525.0 million. The Company has allowed some higher costing local deposits run off in 2026, replacing them with brokered deposits at lower interest rates. Average interest-bearing deposits increased $1.1 billion to $42.1 billion for the quarter ended June 30, 2026 compared to the quarter ended December 31, 2025. The increase in average interest-bearing deposits from the fourth quarter of 2025 was due to a $1.5 billion increase in interest-bearing checking accounts and money market accounts including $917.2 million in brokered interest-bearing checking accounts. For more information on the composition of our total deposits, see Note 8 — Deposits. Due to the competitive nature for in-market deposits and higher costs, the Company has allowed some higher costing local deposits to run-off in 2026 and increased its use of brokered deposits to fund loan growth in 2026.

Federal funds purchases related to the Correspondent Banking Division and securities sold under agreements to repurchase were $569.5 million at June 30, 2026, a $48.7 million decrease from December 31, 2025. Corporate and subordinated debentures increased by $213,000 to $696.7 million. The Company borrowed $300.0 million in short term FHLB borrowings in the second quarter of 2026 which made up the balance in other borrowings at June 30, 2026. The Company had no FHLB borrowings at December 31, 2025.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At June 30, 2026, the period end balance of noninterest-bearing deposits was $13.5 billion, an increase of $75.4 million compared to the balance at December 31, 2025 of $13.4 billion. Average noninterest-bearing deposits were $13.5 billion for the second quarter of 2026 compared to $13.6 billion during the fourth quarter of 2025. Noninterest-bearing deposits have remained steady over the first half of 2026.

Uninsured Deposits

The Company had estimated approximately 37.8% and 39.8%, respectively, of uninsured deposits over total deposits at June 30, 2026, and December 31, 2025. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of June 30, 2026, shareholders’ equity was $9.1 billion, an increase of $72.4 billion, or 0.8%, from December 31, 2025. The increase in equity in the first half of 2026 was mainly related to net income of $455.8 million offset by dividends paid to shareholders of $117.2 million and the repurchase of common shares on the open market of $249.0 million.

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock. The 2026 Repurchase Plan replaced the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. During the first half of 2026, the Company repurchased a total of 2,500,000 shares at a weighted average price of $99.58 per share (including commission paid) pursuant to the 2026 Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of June 30, 2026, the Company may repurchase up to an additional 3,060,000 shares of common stock under the 2026 Repurchase Plan.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	June 30,	December 31,
	Minimums	2026	2025
SouthState Bank Corporation:
Common equity Tier 1 risk-based capital	N/A	11.12%	11.36%
Tier 1 risk-based capital	6.00%	11.12%	11.36%
Total risk-based capital	10.00%	13.49%	13.84%
Tier 1 leverage	N/A	9.39%	9.26%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.17%	12.54%
Tier 1 risk-based capital	8.00%	12.17%	12.54%
Total risk-based capital	10.00%	13.27%	13.68%
Tier 1 leverage	5.00%	10.28%	10.22%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital as of June 30, 2026 all declined compared to December 31, 2025. The capital ratios declined due mainly to the Company repurchasing 2,500,000 shares through its 2026 Repurchase Plan in the first six months of 2026. The common stock repurchases at the Company were funded through dividends from the Bank. Tier 1 capital increased by 3.6% and 2.6% at both the Company and Bank, respectively, while total risk-based capital increased by 3.2% and 2.6% at both the Company and Bank, respectively. The increases in capital were mainly due to net income during the first six months of 2026, net of the effects of dividends paid and stock repurchases. Both regulatory risk-based assets and quarterly average assets increased in the six of 2026 when compared to the fourth quarter with average assets for both the Company and Bank increasing approximately by 2.1% and 2.0%, respectively, and risk-based assets increasing by 5.8%. The Tier 1 leverage ratio for the Company and the Bank both slightly increased in the first half of 2026 as quarterly average assets only increased approximately 2.1% and 2.0%, respectively, which is less than the increase in Tier 1 capital at both the Company and the Bank. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

Liquidity

Liquidity refers to our ability to generate sufficient cash to meet our financial obligations, which arise primarily from the withdrawal of deposits, extension of credit and payment of operating expenses. Liquidity risk is the risk that the Bank’s financial condition or overall safety and soundness is adversely affected by an inability (or perceived inability) to meet its obligations. Our ongoing philosophy is to remain in a liquid position, as reflected by such indicators as the composition of our earning assets, typically including some level of reverse repurchase agreements; federal funds sold; balances at the Federal Reserve Bank; and/or other short-term investments; asset quality; well-capitalized position; and profitable operating results. Our Asset Liability Management Committee (“ALCO”) is charged with the responsibility of monitoring policies designed to ensure acceptable composition of our asset/liability mix. We have employed our funds in a manner to provide liquidity from both assets and liabilities sufficient to meet our cash needs. The Company also continues to monitor liquidity conditions and maintains a contingency funding plan and performs specific procedures, including scenario analyses and stress testing, to evaluate and maintain appropriate levels of available liquidity in alignment with liquidity risk.

During the six months ended June 30, 2026, the Company continued to operate within its established liquidity risk limits. At June 30, 2026, key internal liquidity metrics, including the loan-to-deposit ratio and reliance on noncore funding, remained within policy limits and consistent with expectations. Total available borrowing capacity, including access to the Federal Home Loan Bank, Federal Reserve facilities, and unsecured federal funds lines, remained stable compared with December 31, 2025.

Total cash and cash equivalents were $2.4 billion at June 30, 2026 compared to $3.2 billion at December 31, 2025. The decrease in cash and cash equivalents was due to funding growth in the loan portfolio of $2.3 billion and the investment securities portfolio of $205.7 million during the first half of 2026.

Liquidity was also provided by growth in deposits and short term FHLB advances. Total deposits were $56.3 billion at June 30, 2026, an increase of $1.2 billion from $55.1 billion at December 31, 2025. Included in total deposits as of June 30, 2026 and December 31, 2025, we had $2.3 billion and $1.7 billion, respectively, of traditional, out–of–market brokered time deposits, $2.6 billion and $2.0 billion, respectively, in brokered interest-bearing checking and money market accounts and $4.3 billion and $4.0 billion, respectively, of reciprocal deposits. For more information on changes in deposits, see Interest-Bearing Liabilities and Noninterest-Bearing Deposits sections of the MD&A.

Along with the growth in deposits, the Company borrowed $300 million in short-term FHLB advances during the second quarter of 2026 to provide funding for interest-earning asset growth. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions, and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits.

The investment securities portfolio serves as a primary source liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs. Furthermore, both the available for sale and held to maturity securities portfolio can be readily used as a source of cash through various secured borrowing arrangements. The Bank pledges a portion of its available for sale and held to maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of June 30, 2026, the Bank pledged 65.8% of the market value of its available for sale and held to maturity investment portfolios. As of June 30, 2026, the Bank had unpledged securities with a market value of $2.8 billion. These securities included Agency, Agency MBS, Municipals and Corporate securities.

The table and discussion below describes our Primary Funding Sources and their relationship to uninsured deposits as of June 30, 2026.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,505
Federal Reserve Bank of Atlanta Discount Window	11,670
Liquid cash and cash equivalents	2,224
Fair value of securities that can be pledged	2,673
Total primary sources	$22,072
Uninsured and uncollateralized deposits	$16,481
Uninsured and collateralized deposits	$21,292
Coverage ratio, uninsured deposits	103.7%
Coverage ratio, uninsured and uncollateralized deposits	133.9%
Ratio of uninsured and collateralized deposits to total deposits	37.8%

At June 30, 2026, the Bank had a total FHLB credit facility of $5.8 billion, with $300.0 million outstanding borrowings in short-term FHLB advances and $17.8 million in secured credit exposure at quarter-end, leaving $5.5 billion in availability on the FHLB credit facility. At June 30, 2026, the Bank had $11.7 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $300.0 million with no balances outstanding at June 30, 2026. The Bank has $2.8 billion in market value of unpledged securities at June 30, 2026, that can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total bank deposits, which would allow capacity of $8.5 billion at June 30, 2026. The Bank had $4.9 billion of outstanding brokered deposits at the end of the quarter-end leaving $3.6 billion in available capacity as per the internal policy limit of 15% of total bank deposits. All of the primary sources noted in the table above and the brokered deposit remaining available capacity would provide an additional $25.7 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at June 30, 2026. We believe that our liquidity position continues to be adequate and readily available.

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of equity vary in relation to the behavior of interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. There have been no material changes to the Company’s interest rate risk management methodologies or underlying assumptions during the six months ended June 30, 2026.

The Company’s primary interest rate risk exposures continue to include repricing risk, option risk, basis risk, and yield curve risk. During the six months ended June 30, 2026, changes in earnings at risk and EVE sensitivity measures were primarily driven by loan and deposit growth, changes in deposit mix or betas, securities portfolio activity, or shifts in funding.

Management uses deposit beta assumptions in its interest rate risk models and may apply overlays to reflect current market conditions. Based On the Company’s deposit mix at June 30, 2026, the assumed deposit beta was 38.7%.

The updated interest rate sensitivity analysis is presented below. Overall, the Company’s exposure to changes in interest rates remains within internal policy limits/consistent with risk appetite, and management continues to monitor and manage interest rate risk in accordance with the framework described in the 2025 Form 10-K.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in July 2026 as the Base Case Scenario. As of June 30, 2026, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 2.8% increase (up 100) and 2.9% decrease (down 100) in net interest income.

We use EVE analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. At June 30, 2026, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 2.9% decrease and 2.0% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 6.8% decrease and 3.4% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of June 30, 2026.

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

Percentage Change in Net Interest Income over One Year
Up 300 basis points	7.6%
Up 200 basis points	5.3%
Up 100 basis points	2.8%
Base Case	—%
Down 100 basis points	(2.9)%
Down 200 basis points	(6.0)%
Down 300 basis points	(9.1)%

Deposit Concentrations

As of June 30, 2026, and December 31, 2025, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 4% and 6%, respectively, of the Company’s quarterly average total deposit balances at June 30, 2026. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.7 billion at June 30, 2026. Based on this criteria, we had eight such credit concentrations at June 30, 2026, including loans to lessors of nonresidential buildings (except mini-warehouses) of $11.4 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $3.1 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.5 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $11.6 billion, loans secured by jumbo loans (original loans greater than limit) of $3.5 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $3.6 billion. The Company also has purchased commercial and industrial syndication and participation loans of $1.8 billion, some of which are also included in the business assets loans noted above. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Banking regulators have established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At June 30, 2026, and December 31, 2025, the Bank’s CDL concentration ratio was 40.4% and 35.2%, respectively, and its CRE concentration ratio was 282.6% and 271.8%, respectively. As of June 30, 2026, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average equity (GAAP)	10.19%	9.93%	10.15%	7.17%
Effect to adjust for intangible assets	7.43%	8.24%	7.45%	6.56%
Return on average tangible equity (non-GAAP)	17.62%	18.17%	17.60%	13.73%

Average shareholders’ equity (GAAP)	$9,053,100	$8,692,582	$9,055,153	$8,556,105
Average intangible assets	(3,447,492)	(3,535,410)	(3,458,310)	(3,546,831)
Adjusted average shareholders’ equity (non-GAAP)	$5,605,608	$5,157,172	$5,596,843	$5,009,274

Net income (GAAP)	$230,022	$215,224	$455,842	$304,304
Amortization of intangibles	21,041	24,048	42,345	47,879
Tax effect	(4,854)	(5,707)	(9,650)	(11,103)
Net income excluding the after-tax effect of amortization of intangibles (non-GAAP)	$246,209	$233,565	$488,537	$341,080

Cautionary Note Regarding Any Forward-Looking Statements

Statements included in this report, which are not historical in nature are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements are based on, among other things, management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and our acquisition of Independent in all-stock merger transaction. Words and phrases such as “may,” “approximately,” “continue,” “should,” “expects,” “projects,” “anticipates,” “is likely,” “look ahead,” “look forward,” “believes,” “will,” “intends,” “estimates,” “strategy,” “plan,” “could,” “potential,” “possible” and variations of such words and similar expressions are intended to identify such forward-looking statements. We caution readers that forward-looking statements are subject to certain risks, uncertainties and assumptions that are difficult to predict with regard to, among other things, timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. There have been no material changes to the risk factors previously disclosed in the 2025 Form 10-K, except as described below.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of June 30, 2026, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2025.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of June 30, 2026, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of June 30, 2026, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2026, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We and our Bank subsidiary are periodically party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to our products and services and our businesses. We do not believe any pending or threatened legal proceedings in the ordinary course against the Bank would have a material adverse effect on our consolidated results of operations or consolidated financial position.

Other than the Cyber Incident Suit (as discussed in Note 11 — Commitments and Contingent Liabilities), as of June 30, 2026, and as of the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident (as defined in Note 11 — Commitments and Contingent Liabilities). While the Original Suit was voluntarily dismissed, the same plaintiffs, as well as additional plaintiffs, initiated litigation that named the Bank as a defendant. These cases were consolidated into one putative class action against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”). During the first quarter of 2026, the parties agreed to settle the Cyber Incident Suit, subject to court approval, pursuant to which the Company agreed to fund documented losses and pay attorneys’ fees, administration costs, and credit monitoring fees. On June 24, 2026, the court entered an order granting final approval to the settlement (the “Final Order”). The settlement will be paid from the Company’s cyber insurance coverage in the third quarter of 2026 in accordance with the Final Order. For more information, please refer to Note 11 — Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock. The 2026 Repurchase Plan replaces the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. The 2025 Repurchase Plan was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. Repurchases under the 2026 Repurchase Plan will be made from time to time by the Company as conditions allow. The 2026 Repurchase Plan will be made available until December 31, 2027, unless shortened or extended by the Company’s Board of Directors.

During the six months ended June 30, 2026, the Company repurchased a total of 2,500,000 shares at a weighted average price of $99.58 per share (including commission paid) pursuant to the 2026 Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of June 30, 2026, the Company may repurchase up to an additional 3,060,000 shares of common stock under the 2026 Repurchase Plan. During the first half of 2025, the Company did not repurchase any shares pursuant to the 2025 Repurchase Plan.

The following table reflects share repurchase activity during the second quarter of 2026:

(d) Maximum
				(c) Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value) of
				Units)	Shares (or
	(a) Total			Purchased as	Units) that May
	Number of			Part of Publicly	Yet Be
	Shares (or		(b) Average	Announced	Purchased
	Units)		Price Paid per	Plans or	Under the Plans
Period	Purchased		Share (or Unit)	Programs	or Programs
April 1 ‑ April 30	282,818	*	$97.72	281,008	3,778,992
May 1 ‑ May 31	719,509	*	97.58	718,992	3,060,000
June 1 ‑ June 30	836	*	95.83	—	3,060,000
Total	1,003,163			1,000,000	3,060,000
*

For the three months ended June 30, 2026, monthly totals include 1,810; 517; and 836 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercise of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Repurchase Program.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Bank Corporation for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

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

SOUTHSTATE BANK CORPORATION
(Registrant)

Date: July 31, 2026	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 31, 2026	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: July 31, 2026	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Principal Accounting Officer