Form 10-Q
period 2026-09-30
SouthState Bank Corp
filed 2026-10-30
CIK 764038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 29, 2026
Common Stock, $2.50 par value	96,680,744

SouthState Bank Corporation and Subsidiaries

September 30, 2026 Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

SouthState Bank Corporation and Subsidiaries

Consolidated Balance Sheets (unaudited)

(Dollars in thousands, except par value)

	September 30,	December 31,
	2026	2025
ASSETS
Cash and cash equivalents:
Cash and due from banks	$527,622	$583,375
Federal funds sold and interest-earning deposits with banks	2,117,487	2,286,928
Deposits in other financial institutions (restricted cash)	329,509	302,180
Total cash and cash equivalents	2,974,618	3,172,483
Trading securities, at fair value	141,534	110,183
Investment securities:
Securities held to maturity (fair value of $1,519,276 and $1,732,850)	1,905,299	2,048,030
Securities available for sale, at fair value	6,393,309	6,313,756
Other investments	407,172	353,428
Total investment securities	8,705,780	8,715,214
Loans held for sale	296,835	345,343
Loans:
Acquired - non-purchased credit deteriorated loans	9,291,111	11,232,414
Acquired - purchased credit deteriorated loans	2,454,067	2,977,499
Non-acquired loans	40,307,915	34,388,614
Less allowance for credit losses	(588,918)	(585,197)
Loans, net	51,464,175	48,013,330
Goodwill	3,094,059	3,094,059
Premises and equipment, net	992,295	994,176
Bank owned life insurance (“BOLI”)	1,321,036	1,293,574
Deferred tax assets	166,421	112,578
Derivatives assets	119,731	222,886
Core deposit and other intangibles	322,589	386,326
Mortgage servicing rights	101,990	84,032
Other assets	738,601	653,228
Total assets	$70,439,664	$67,197,412
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing	$13,445,715	$13,375,697
Interest-bearing	44,192,566	41,770,100
Total deposits	57,638,281	55,145,797
Federal funds purchased	280,933	306,841
Securities sold under agreements to repurchase	217,240	311,374
Corporate and subordinated debentures	696,855	696,536
Other borrowings	300,000	—
Reserve for unfunded commitments	82,299	69,619
Derivative liabilities	987,960	554,748
Other liabilities	1,188,763	1,053,389
Total liabilities	61,392,331	58,138,304
Shareholders’ equity:
Common stock - $2.50 par value; authorized 160,000,000 shares;
96,757,601 and 99,138,204 shares issued and outstanding, respectively	241,894	247,845
Surplus	6,233,566	6,480,471
Retained earnings	3,111,483	2,614,173
Accumulated other comprehensive loss	(539,610)	(283,381)
Total shareholders’ equity	9,047,333	9,059,108
Total liabilities and shareholders’ equity	$70,439,664	$67,197,412

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loans, including fees	$772,100	$782,382	$2,238,322	$2,253,471
Investment securities:
Taxable	73,908	69,549	219,240	191,499
Tax-exempt	8,987	6,480	24,492	20,132
Federal funds sold, securities purchased under agreements to resell
and interest-bearing deposits with banks	9,861	23,271	37,890	65,650
Total interest income	864,856	881,682	2,519,944	2,530,752
Interest expense:
Deposits	256,051	257,271	738,789	744,820
Federal funds purchased and securities sold under agreements to
repurchase	3,774	5,167	12,062	15,482
Corporate and subordinated debentures	12,564	19,547	37,587	47,610
Other borrowings	949	—	2,434	648
Total interest expense	273,338	281,985	790,872	808,560
Net interest income	591,518	599,697	1,729,072	1,722,192
Provision for credit losses	20,345	5,085	47,072	113,152
Net interest income after provision for credit losses	571,173	594,612	1,682,000	1,609,040
Noninterest income:
Fees on deposit accounts	42,811	42,572	123,078	116,374
Mortgage banking income	5,630	5,462	21,536	19,135
Trust and investment services income	15,838	14,157	45,473	43,508
Correspondent banking and capital markets income	14,564	21,204	56,802	44,516
Securities losses, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
Bank owned life insurance income	9,929	10,597	29,047	29,949
Other income	5,139	5,094	14,799	18,041
Total noninterest income	93,911	99,086	290,735	271,991
Noninterest expense:
Salaries and employee benefits	217,237	199,148	628,267	595,121
Information services expense	29,968	28,988	88,808	90,505
OREO and loan related expense	3,106	5,427	8,436	9,506
Occupancy expense	44,136	40,874	130,316	117,874
Merger, branch consolidation, severance-related, and other expense	—	20,889	—	113,274
FDIC assessment and other regulatory charges	10,911	8,374	31,921	31,101
Supplies, printing and postage expense	3,472	3,278	10,611	10,376
Amortization of intangibles	20,628	23,426	62,973	71,305
Professional fees	5,898	4,994	16,227	14,361
Advertising and marketing	4,178	2,980	11,339	8,280
Other expense	35,229	33,964	103,138	94,526
Total noninterest expense	374,763	372,342	1,092,036	1,156,229
Earnings:
Income before provision for income taxes	290,321	321,356	880,699	724,802
Provision for income taxes	66,523	74,715	201,059	173,857
Net income	$223,798	$246,641	$679,640	$550,945
Earnings per common share:
Basic	$2.31	$2.44	$6.96	$5.43
Diluted	$2.30	$2.42	$6.93	$5.41
Weighted average common shares outstanding:
Basic	96,923	101,218	97,583	101,374
Diluted	97,429	101,735	98,002	101,807

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$223,798	$246,641	$679,640	$550,945
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available for sale securities:
Unrealized holding (losses) gains arising during period	(300,283)	73,321	(335,717)	154,297
Tax effect	70,808	(17,224)	79,488	(37,056)
Reclassification adjustment for net loss included in net income	—	—	—	228,811
Tax effect	—	—	—	(55,143)
Net of tax amount	(229,475)	56,097	(256,229)	290,909
Other comprehensive (loss) income, net of tax	(229,475)	56,097	(256,229)	290,909
Comprehensive (loss) income	$(5,677)	$302,738	$423,411	$841,854

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended September 30, 2026 and 2025

(Dollars in thousands, except for share data)

	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, June 30, 2025	101,498,000	$253,745	$6,679,028	$2,240,470	$(372,109)	$8,801,134
Comprehensive income:
Net income	—	—	—	246,641	—	246,641
Other comprehensive income, net of tax effects	—	—	—	—	56,097	56,097
Total comprehensive income						302,738
Cash dividends declared on common stock at $0.60 per share	—	—	—	(60,648)	—	(60,648)
Employee stock purchases	12,935	33	1,099	—	—	1,132
Stock options exercised	2,902	7	132	—	—	139
Stock issued pursuant to restricted stock units	16,276	41	(41)	—	—	—
Stock issued in lieu of cash - directors fees	1,346	3	123	—	—	126
Common stock repurchased - buyback plan	(440,000)	(1,100)	(41,708)	—	—	(42,808)
Common stock repurchased - equity plans	(2,228)	(6)	(216)	—	—	(222)
Share-based compensation expense	—	—	9,535	—	—	9,535
Balance, September 30, 2025	101,089,231	$252,723	$6,647,952	$2,426,463	$(316,012)	$9,011,126

Balance, June 30, 2026	96,971,142	$242,428	$6,247,484	$2,951,691	$(310,135)	$9,131,468
Comprehensive loss:
Net income	—	—	—	223,798	—	223,798
Other comprehensive loss, net of tax effects	—	—	—	—	(229,475)	(229,475)
Total comprehensive loss						(5,677)
Cash dividends declared on common stock at $0.66 per share	—	—	—	(64,006)	—	(64,006)
Employee stock purchases	12,907	32	1,189	—	—	1,221
Stock options exercised	4,086	10	362	—	—	372
Stock issued pursuant to restricted stock units	20,486	51	(51)	—	—	—
Stock issued in lieu of cash - directors fees	871	2	92	—	—	94
Common stock repurchased - buyback plan	(250,000)	(625)	(25,487)	—	—	(26,112)
Common stock repurchased - equity plans	(1,891)	(4)	(195)	—	—	(199)
Share-based compensation expense	—	—	10,395	—	—	10,395
Excise tax on repurchase of common stock	—	—	(223)	—	—	(223)
Balance, September 30, 2026	96,757,601	$241,894	$6,233,566	$3,111,483	$(539,610)	$9,047,333

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except for share data)

	Common Stock			Retained	Accumulated Other Comprehensive
	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, December 31, 2024	76,322,206	$190,805	$4,259,722	$2,046,809	$(606,921)	$5,890,415
Comprehensive income:
Net income	—	—	—	550,945	—	550,945
Other comprehensive income, net of tax effects	—	—	—	—	290,909	290,909
Total comprehensive income						841,854
Cash dividends declared on common stock at $1.68 per share	—	—	—	(170,191)	—	(170,191)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,100)	—	(1,100)
Employee stock purchases	25,550	64	2,180	—	—	2,244
Stock options exercised	9,949	25	447	—	—	472
Stock issued pursuant to restricted stock units	422,167	1,056	(1,056)	—	—	—
Stock issued in lieu of cash - directors fees	3,653	9	335	—	—	344
Common stock repurchased - buyback plan	(440,000)	(1,100)	(41,708)	—	—	(42,808)
Common stock repurchased - equity plans	(113,025)	(283)	(11,212)	—	—	(11,495)
Share-based compensation expense	—	—	28,444	—	—	28,444
Common stock issued for Independent Bank Group, Inc. (“Independent”) acquisition	24,858,731	62,147	2,410,800	—	—	2,472,947
Balance, September 30,2025	101,089,231	$252,723	$6,647,952	$2,426,463	$(316,012)	$9,011,126

Balance, December 31, 2025	99,138,204	$247,845	$6,480,471	$2,614,173	$(283,381)	$9,059,108
Comprehensive income:
Net income	—	—	—	679,640	—	679,640
Other comprehensive loss, net of tax effects	—	—	—	—	(256,229)	(256,229)
Total comprehensive income						423,411
Cash dividends declared on common stock at $1.86 per share	—	—	—	(181,224)	—	(181,224)
Cash dividend equivalents paid on restricted stock units	—	—	—	(1,106)	—	(1,106)
Employee stock purchases	41,751	104	3,667	—	—	3,771
Stock options exercised	10,104	25	652	—	—	677
Stock issued pursuant to restricted stock units	408,581	1,021	(1,021)	—	—	—
Stock issued in lieu of cash - directors fees	3,461	9	343	—	—	352
Common stock repurchased - buyback plan	(2,750,000)	(6,875)	(268,189)	—	—	(275,064)
Common stock repurchased - equity plans	(94,500)	(235)	(9,405)	—	—	(9,640)
Share-based compensation expense	—	—	29,440	—	—	29,440
Excise tax on repurchase of common stock	—	—	(2,392)	—	—	(2,392)
Balance, September 30,2026	96,757,601	$241,894	$6,233,566	$3,111,483	$(539,610)	$9,047,333

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$679,640	$550,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,501	116,149
Provision for credit losses	47,072	113,152
Deferred income taxes	14,869	102,708
Losses on sale of securities, net	—	228,811
Share-based compensation expense	29,440	28,444
Accretion of discount related to acquired loans	(98,483)	(208,281)
Losses (gains) on disposal of premises and equipment	851	(112)
Gains on sale of bank properties held for sale and repossessed real estate	(2,252)	(234,212)
Net amortization of premiums and discounts on investment securities	8,377	8,186
Bank properties held for sale and repossessed real estate write downs	6,406	5,343
Fair value adjustment for loans held for sale	2,317	1,043
Originations and purchases of loans held for sale	(1,725,352)	(1,667,396)
Proceeds from sales of loans held for sale	747,952	913,311
Gains on sales of loans held for sale	(7,571)	(16,663)
Increase in cash surrender value of BOLI	(28,724)	(26,708)
Net change in:
Accrued interest receivable	(20,185)	(11,797)
Prepaid assets	(2,911)	5,075
Operating leases	6,814	4,666
Bank owned life insurance	(335)	(3,388)
Trading securities	938,684	642,258
Derivative assets	103,155	(58,140)
Miscellaneous other assets	(74,819)	(26,584)
Accrued interest payable	(11,477)	(31,150)
Accrued income taxes	25,427	(64,703)
Derivative liabilities	433,212	(325,835)
Miscellaneous other liabilities	145,405	23,669
Net cash provided by operating activities	1,333,013	68,791
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	2,874,110
Proceeds from maturities and calls of investment securities held to maturity	139,707	154,860
Proceeds from maturities and calls of investment securities available for sale	2,993,409	2,254,244
Proceeds from redemption of other investment securities	49	—
Proceeds from sales and redemptions of other investment securities	16,192	45,306
Purchases of investment securities available for sale	(3,414,030)	(5,126,458)
Purchases of other investment securities	(28,517)	(117,380)
Net increase in loans	(3,438,760)	(570,723)
Net cash received from acquisitions	—	1,040,765
Net cash paid for acquisition of customer list	—	(279)
Recoveries of loans previously charged off	13,230	13,108
Purchases of premises and equipment	(50,790)	(53,653)
Proceeds from redemption and payout of bank owned life insurance policies	1,596	9,774
Proceeds from sale of bank properties held for sale and repossessed real estate	29,162	555,500
Proceeds from sale of premises and equipment	412	997
Net cash (used in) provided by investing activities	(3,738,340)	1,080,171
Cash flows from financing activities:
Net increase in deposits	2,492,131	806,658
Net (decrease) increase in federal funds purchased and securities sold under
agreements to repurchase and other short-term borrowings	(120,043)	79,180
Proceeds from borrowings	900,000	1,045,122
Repayment of borrowings	(600,000)	(1,105,000)
Common stock issuance	4,123	2,588
Common stock repurchases	(284,704)	(54,303)
Dividends paid	(182,330)	(171,291)
Excise tax paid on repurchases of common stock	(2,392)	—
Stock options exercised	677	472
Net cash provided by financing activities	2,207,462	603,426
Net (decrease) increase in cash and cash equivalents	(197,865)	1,752,388
Cash and cash equivalents at beginning of period	3,172,483	1,392,067
Cash and cash equivalents at end of period	$2,974,618	$3,144,455

SouthState Bank Corporation and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Supplemental Disclosures:
Cash Flow Information:
Cash paid for:
Interest	$802,350	$839,710
Income taxes	$145,214	$125,072
Recognition of operating lease assets in exchange for lease liabilities	$43,042	$399,965
Schedule of Noncash Operating Transactions:
Pooling of interest only strips into trading securities	$33,352	$—
Creation of interest only strips from pooling of SBA loans held for sale	$94,479	$—
Pooling of SBA loans held for sale into trading securities	$936,683	$646,846
Schedule of Noncash Investing Transactions:
Acquisitions:
Fair value of tangible assets acquired	$—	$16,553,467
Other intangible assets acquired	—	414,553
Liabilities assumed	—	15,665,912
Net identifiable assets acquired over liabilities assumed	—	1,170,953
Common stock issued in acquisition	—	2,472,947
Real estate transferred from premises and equipment to premises held for sale	$6,836	$230,143
Real estate acquired in full or in partial settlement of loans	$38,776	$27,382

The Accompanying Notes are an Integral Part of the Financial Statements.

SouthState Bank Corporation and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, otherwise referred to as GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements in the 2025 Form 10-K. There have been no material changes to those policies during the nine months ended September 30, 2026.

Note 3 — Recent Accounting and Regulatory Pronouncements

Accounting Standards Adopted

There were no accounting standards adopted during the nine months ended September 30, 2026 that had a material effect on our consolidated financial statements.

Issued But Not Yet Adopted Accounting Standards

Subsequent to the filing of the Company’s 2025 Form 10-K, no accounting standards were issued that are expected to have a material effect on the Company’s consolidated financial statements.

Note 4 — Investment Securities

Investment Securities

The following is the amortized cost and fair value of investment securities held to maturity:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
U.S. Government agencies	$132,891	$—	$(21,449)	$111,442
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,054,751	—	(219,481)	835,270
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	355,715	—	(69,930)	285,785
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	318,780	—	(65,771)	253,009
Small Business Administration loan-backed securities	43,162	—	(9,392)	33,770
	$1,905,299	$—	$(386,023)	$1,519,276
December 31, 2025:
U.S. Government agencies	$132,913	$—	$(15,767)	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,153,024	—	(177,101)	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	379,107	—	(55,232)	323,875
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	336,910	—	(58,332)	278,578
Small Business Administration loan-backed securities	46,076	—	(8,748)	37,328
	$2,048,030	$—	$(315,180)	$1,732,850

The following is the amortized cost and fair value of investment securities available for sale:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$2,063,433	$37	$(227,466)	$1,836,004
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,064,461	—	(105,817)	1,958,644
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,142,156	126	(113,763)	1,028,519
State and municipal obligations	1,275,798	1	(240,763)	1,035,036
Small Business Administration loan-backed securities	542,998	159	(30,055)	513,102
Corporate securities	23,000	—	(996)	22,004
	$7,111,846	$323	$(718,860)	$6,393,309
December 31, 2025:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,826,307	$10,108	$(138,307)	$1,698,108
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,208,710	23,979	(47,105)	2,185,584
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	903,209	3,282	(74,042)	832,449
State and municipal obligations	1,141,377	1,252	(135,217)	1,007,412
Small Business Administration loan-backed securities	593,973	548	(26,088)	568,433
Corporate securities	23,000	—	(1,230)	21,770
	$6,696,576	$39,169	$(421,989)	$6,313,756

The following is the amortized cost and carrying value of other investment securities:

(Dollars in thousands)	Carrying Value
September 30, 2026:
Federal Home Loan Bank stock	$32,336
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	135,175
$407,172
December 31, 2025:
Federal Home Loan Bank stock	$18,086
Federal Reserve Bank stock	234,374
Investment in unconsolidated subsidiaries	5,287
Other investment securities	95,681
$353,428

The Company’s other investment securities consist of non-marketable equity and other securities that have no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2026, the Company has determined that there was no impairment on its other investment securities.

The amortized cost and fair value of debt securities at September 30, 2026, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

	Securities		Securities
	Held to Maturity		Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,395	$34,270	$33,882	$33,340
Due after one year through five years	153,946	137,793	465,164	450,117
Due after five years through ten years	297,776	248,151	1,277,694	1,159,011
Due after ten years	1,418,182	1,099,062	5,335,106	4,750,841
	$1,905,299	$1,519,276	$7,111,846	$6,393,309

During the three and nine months ended September 30, 2026, there were no sales of securities available for sale. During the three months ended September 30, 2025, there were no sales of securities available for sale. During the first quarter of 2025, the Company sold a portion of the available for sale investment securities acquired from Independent and recognized no gain or loss on these investment securities as each security was marked to fair value at the acquisition date. During the first quarter of 2025, in addition to the sale of the investment securities acquired from Independent, the Company executed an investment portfolio restructuring and sold $1.8 billion of available for sale investment securities from its existing investment securities portfolio.

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

There were no sales of held to maturity securities during the three and nine months ended September 30, 2026 or September 30, 2025.

The Company had 1,273 securities with gross unrealized losses at September 30, 2026. Information pertaining to our securities with gross unrealized losses at September 30, 2026, and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position is as follows:

	Less Than		12 Months
	12 Months		or More
(Dollars in thousands)	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2026:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$21,449	$111,441
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	219,481	835,270
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	69,930	285,786
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	65,771	253,009
Small Business Administration loan-backed securities	—	—	9,392	33,770
	$—	$—	$386,023	$1,519,276
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$48,240	$1,149,122	$179,226	$685,215
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	48,097	1,720,299	57,720	238,313
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	24,057	584,234	89,707	379,753
State and municipal obligations	21,868	264,070	218,894	765,244
Small Business Administration loan-backed securities	2,684	93,861	27,371	283,268
Corporate securities	101	9,899	895	12,105
	$145,047	$3,821,485	$573,813	$2,363,898
December 31, 2025:
Securities Held to Maturity
U.S. Government agencies	$—	$—	$15,767	$117,146
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	177,101	975,923
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	—	—	55,232	323,874
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	—	—	58,332	278,579
Small Business Administration loan-backed securities	—	—	8,748	37,328
	$—	$—	$315,180	$1,732,850
Securities Available for Sale
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$459	$145,357	$137,848	$803,407
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	46	40,399	47,059	278,620
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	228	152,299	73,814	423,165
State and municipal obligations	572	43,620	134,645	903,784
Small Business Administration loan-backed securities	680	284,036	25,408	202,322
Corporate securities	—	—	1,230	21,769
	$1,985	$665,711	$420,004	$2,633,067

The Company’s valuation methodology for securities impairment is disclosed in Note 1 — Summary of Significant Accounting Policies, under the “Investment Securities” section, of the 2025 Form 10-K. All debt securities in an unrealized loss position as of September 30, 2026, continue to perform as scheduled and management does not believe there is a provision for credit losses is necessary. Management does not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that the Company will be required to sell the debt securities.

The Company follows its nonaccrual policy by reversing interest income in the income statement when the Company determines the interest for held to maturity securities is uncollectible. Therefore, management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable. As of September 30, 2026, and December 31, 2025, the accrued interest receivables for all investment securities recorded in Other Assets were $45.8 million and $38.9 million, respectively.

At September 30, 2026, investment securities with a market value of $4.8 billion and a carrying value of $5.2 billion were pledged to secure public funds deposits and for other purposes required and permitted by law (excluding securities pledged to secure repurchase agreement disclosed in Note 19 — Short-Term Borrowings, under the “Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)” section). Of the $5.2 billion carrying value of investment securities pledged, $5.1 billion were pledged to secure public funds deposits, $22.4 million were pledged to secure FHLB advances, and $73.8 million were pledged to secure interest rate swap positions with correspondent banks. At December 31, 2025, investment securities with a market value of $5.2 billion and a carrying value of $5.5 billion were pledged to secure public funds deposits and for other purposes required and permitted by law. Of the $5.5 billion carrying value of investment securities pledged, $5.2 billion were pledged to secure public funds deposits, $182.2 million were pledged to secure FHLB advances and $83.3 million were pledged to secure interest rate swap positions with correspondent banks.

Trading Securities

At September 30, 2026 and December 31, 2025, trading securities, at estimated fair value, were as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
U.S. Government agencies	$11,923	$1,872
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	11,266	9,799
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	7,412	1,419
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	11,988	5,966
State and municipal obligations	45,985	24,816
Small Business Administration asset-backed securities	50,522	66,173
Other debt securities	2,438	138
	$141,534	$110,183

Net (losses) gains on trading securities for the three and nine months ended September 30, 2026, and 2025, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net gains on sales transaction	$204	$1,517	$1,605	$1,461
Net unrealized (losses) gains	(1,572)	(1)	(2,059)	410
Net (losses) gains on trading securities	$(1,368)	$1,516	$(454)	$1,871

Note 5 — Loans

The following is a summary of total loans:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loans:
Construction and land development (1)	$2,917,132	$2,548,360
Commercial non-owner-occupied	17,896,525	16,651,760
Commercial owner-occupied real estate	7,951,811	7,576,991
Consumer owner-occupied (2)	9,370,164	8,618,434
Home equity loans	1,973,241	1,831,789
Commercial and industrial	9,804,607	9,181,408
Other income producing property	1,183,334	1,232,153
Consumer	949,640	955,266
Other loans	6,639	2,366
Total loans	52,053,093	48,598,527
Less: allowance for credit losses	(588,918)	(585,197)
Loans, net	$51,464,175	$48,013,330

(1)
Construction and land development includes loans for both commercial construction and development, as well as loans for 1-4 family residential construction and lot loans.
(2)
Consumer owner-occupied real estate includes loans on both 1-4 family owner-occupied property, as well as loans collateralized by 1-4 family owner-occupied properties with a business intent.

The above table reflects the loan portfolio at the amortized cost basis for the periods September 30, 2026, and December 31, 2025, to include net deferred costs of $104.1 million and $97.0 million, respectively, and unamortized discount related to loans acquired of $159.3 million and $259.5 million, respectively. Accrued interest receivables of $198.7 million and $186.5 million, respectively, are accounted for separately and reported in other assets for the periods September 30, 2026, and December 31, 2025.

For a description of the Company’s loan risk grading system, including the definitions of Pass, Special Mention, Substandard, and Doubtful, refer to Note 4 to the Consolidated Financial Statements in the 2025 Form 10‑K.

The following table presents the credit risk profile by risk grade of commercial loans by origination year as of and for the period ending September 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction and land development
Risk rating:
Pass	$789,902	$948,798	$327,113	$50,535	$67,893	$56,452	$155,970	$2,396,663
Special mention	3,427	1,643	11,750	25,038	—	526	39,635	82,019
Substandard	5,205	11,767	4,998	30,673	8,227	5,520	1,543	67,933
Doubtful	—	—	—	—	—	—	—	—
Total Construction and land development	$798,534	$962,208	$343,861	$106,246	$76,120	$62,498	$197,148	$2,546,615
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$222	$—	$222

Commercial non-owner-occupied
Risk rating:
Pass	$4,061,388	$2,553,648	$1,054,602	$1,018,106	$3,220,673	$3,953,541	$277,832	$16,139,790
Special mention	83,497	30,977	16,170	29,776	190,161	84,872	1,070	436,523
Substandard	64,504	107,259	37,841	187,665	674,207	248,055	677	1,320,208
Doubtful	—	—	—	—	—	4	—	4
Total Commercial non-owner-occupied	$4,209,389	$2,691,884	$1,108,613	$1,235,547	$4,085,041	$4,286,472	$279,579	$17,896,525
Commercial non-owner-occupied
Current-period gross charge-offs	$—	$—	$—	$969	$5,173	$149	$—	$6,291

Commercial Owner-Occupied
Risk rating:
Pass	$1,327,245	$1,241,310	$674,706	$563,621	$1,026,814	$2,652,289	$114,217	$7,600,202
Special mention	416	4,038	3,591	16,151	10,557	17,327	373	52,453
Substandard	9,429	22,790	28,865	39,455	79,069	118,311	1,221	299,140
Doubtful	—	8	4	—	—	4	—	16
Total commercial owner-occupied	$1,337,090	$1,268,146	$707,166	$619,227	$1,116,440	$2,787,931	$115,811	$7,951,811
Commercial owner-occupied
Current-period gross charge-offs	$—	$—	$11	$134	$188	$365	$—	$698

Commercial and industrial
Risk rating:
Pass	$2,564,156	$1,665,982	$783,717	$432,559	$636,818	$897,714	$2,404,651	$9,385,597
Special mention	5,959	19,034	3,450	7,953	2,928	2,553	14,431	56,308
Substandard	35,881	39,081	66,501	42,768	35,339	50,667	92,203	362,440
Doubtful	4	29	40	65	70	24	30	262
Total commercial and industrial	$2,606,000	$1,724,126	$853,708	$483,345	$675,155	$950,958	$2,511,315	$9,804,607
Commercial and industrial
Current-period gross charge-offs	$1,569	$6,753	$7,585	$4,293	$1,590	$1,721	$2,030	$25,541

Other income producing property
Risk rating:
Pass	$196,916	$134,165	$98,726	$58,900	$228,389	$261,111	$62,757	$1,040,964
Special mention	777	1,498	256	44	2,346	1,727	428	7,076
Substandard	2,569	831	307	1,532	10,543	21,028	228	37,038
Doubtful	—	—	—	—	—	—	—	—
Total other income producing property	$200,262	$136,494	$99,289	$60,476	$241,278	$283,866	$63,413	$1,085,078
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer owner-occupied
Risk rating:
Pass	$9,043	$14,741	$1,692	$17,435	$10,158	$29,422	$50,396	$132,887
Special mention	—	99	—	126	—	75	95	395
Substandard	439	1,236	—	365	—	—	646	2,686
Doubtful	—	—	—	—	—	—	—	—
Total Consumer owner-occupied	$9,482	$16,076	$1,692	$17,926	$10,158	$29,497	$51,137	$135,968
Consumer owner-occupied
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other loans
Risk rating:
Pass	$6,639	$—	$—	$—	$—	$—	$—	$6,639
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other loans	$6,639	$—	$—	$—	$—	$—	$—	$6,639
Other loans
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Commercial Loans
Risk rating:
Pass	$8,955,289	$6,558,644	$2,940,556	$2,141,156	$5,190,745	$7,850,529	$3,065,823	$36,702,742
Special mention	94,076	57,289	35,217	79,088	205,992	107,080	56,032	634,774
Substandard	118,027	182,964	138,512	302,458	807,385	443,581	96,518	2,089,445
Doubtful	4	37	44	65	70	32	30	282
Total Commercial Loans	$9,167,396	$6,798,934	$3,114,329	$2,522,767	$6,204,192	$8,401,222	$3,218,403	$39,427,243
Commercial Loans
Current-period gross charge-offs	$1,569	$6,753	$7,596	$5,396	$6,951	$2,457	$2,030	$32,752

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

The following table presents the credit risk profile by past due status of consumer loans by origination year as of and for the period ending September 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Consumer owner-occupied
Days past due:
Current	$1,421,708	$1,171,378	$573,569	$863,864	$2,221,827	$2,905,421	$—	$9,157,767
30 days past due	302	5,841	5,307	4,352	4,129	5,477	—	25,408
60 days past due	—	1,702	960	2,484	900	1,829	—	7,875
90 days past due	155	5,382	10,206	12,482	4,130	10,791	—	43,146
Total Consumer owner-occupied	$1,422,165	$1,184,303	$590,042	$883,182	$2,230,986	$2,923,518	$—	$9,234,196
Consumer owner-occupied
Current-period gross charge-offs	$43	$839	$1,559	$1,304	$324	$44	$—	$4,113

Home equity loans
Days past due:
Current	$810	$1,720	$2,105	$1,502	$2,541	$14,089	$1,939,461	$1,962,228
30 days past due	—	—	277	50	—	630	3,760	4,717
60 days past due	—	—	218	—	—	416	2,242	2,876
90 days past due	—	51	666	643	393	742	925	3,420
Total Home equity loans	$810	$1,771	$3,266	$2,195	$2,934	$15,877	$1,946,388	$1,973,241
Home equity loans
Current-period gross charge-offs	$—	$—	$117	$10	$—	$106	$35	$268

Consumer
Days past due:
Current	$198,153	$140,944	$97,014	$121,514	$118,030	$174,064	$93,768	$943,487
30 days past due	210	324	307	405	576	707	31	2,560
60 days past due	34	173	324	87	98	321	211	1,248
90 days past due	3	74	253	253	414	1,308	40	2,345
Total consumer	$198,400	$141,515	$97,898	$122,259	$119,118	$176,400	$94,050	$949,640
Consumer
Current-period gross charge-offs	$58	$611	$540	$751	$200	$186	$4,422	$6,768

Construction and land development
Days past due:
Current	$132,569	$118,774	$34,864	$18,096	$33,317	$32,604	$—	$370,224
30 days past due	—	—	—	—	—	—	—	—
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	—	293	—	—	—	293
Total Construction and land development	$132,569	$118,774	$34,864	$18,389	$33,317	$32,604	$—	$370,517
Construction and land development
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Other income producing property
Days past due:
Current	$1,269	$3,918	$1,182	$7,198	$46,793	$37,399	$97	$97,856
30 days past due	—	—	—	—	—	122	—	122
60 days past due	—	—	—	—	—	—	—	—
90 days past due	—	—	3	—	258	17	—	278
Total other income producing property	$1,269	$3,918	$1,185	$7,198	$47,051	$37,538	$97	$98,256
Other income producing property
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total Consumer Loans
Days past due:
Current	$1,754,509	$1,436,734	$708,734	$1,012,174	$2,422,508	$3,163,577	$2,033,326	$12,531,562
30 days past due	512	6,165	5,891	4,807	4,705	6,936	3,791	32,807
60 days past due	34	1,875	1,502	2,571	998	2,566	2,453	11,999
90 days past due	158	5,507	11,128	13,671	5,195	12,858	965	49,482
Total Consumer Loans	$1,755,213	$1,450,281	$727,255	$1,033,223	$2,433,406	$3,185,937	$2,040,535	$12,625,850
Consumer Loans
Current-period gross charge-offs	$101	$1,450	$2,216	$2,065	$524	$336	$4,457	$11,149

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending September 30, 2026:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total Loans	$10,922,609	$8,249,215	$3,841,584	$3,555,990	$8,637,598	$11,587,159	$5,258,938	$52,053,093

Current-period gross charge-offs	$1,670	$8,203	$9,812	$7,461	$7,475	$2,793	$6,487	$43,901

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

The following table presents the credit risk profile by past due status of total loans by origination year as of and for the period ending December 31, 2025:

(Dollars in thousands)	Term Loans Amortized Cost Basis by Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans	$9,243,653	$4,722,088	$4,528,671	$10,162,437	$6,426,402	$8,550,891	$4,964,385	$48,598,527

Current-period gross charge-offs	$24,847	$4,851	$11,681	$13,326	$31,080	$26,138	$16,064	$127,987

The following table presents an aging analysis of past due accruing loans, segregated by class, as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Non-Accruing	Total Loans
September 30, 2026
Construction and land development	$3,498	$17	$—	$3,515	$2,908,666	$4,951	$2,917,132
Commercial non-owner-occupied	3,243	14,553	2	17,798	17,821,892	56,835	17,896,525
Commercial owner-occupied real estate	10,860	4,270	1,346	16,476	7,899,811	35,524	7,951,811
Consumer owner-occupied	16,558	553	409	17,520	9,267,581	85,063	9,370,164
Home equity loans	4,155	1,756	—	5,911	1,958,660	8,670	1,973,241
Commercial and industrial	45,714	7,635	8,532	61,881	9,654,895	87,831	9,804,607
Other income producing property	1,043	211	340	1,594	1,179,958	1,782	1,183,334
Consumer	2,409	1,018	—	3,427	942,534	3,679	949,640
Other loans	—	—	—	—	6,639	—	6,639
	$87,480	$30,013	$10,629	$128,122	$51,640,636	$284,335	$52,053,093
December 31, 2025
Construction and land development	$3,018	$472	$139	$3,629	$2,537,171	$7,560	$2,548,360
Commercial non-owner-occupied	8,457	304	408	9,169	16,575,180	67,411	16,651,760
Commercial owner-occupied real estate	14,821	4,651	865	20,337	7,516,697	39,957	7,576,991
Consumer owner-occupied	16,301	901	—	17,202	8,527,681	73,551	8,618,434
Home equity loans	2,739	1,226	1	3,966	1,819,479	8,344	1,831,789
Commercial and industrial	24,890	5,860	2,913	33,663	9,052,979	94,766	9,181,408
Other income producing property	1,582	827	615	3,024	1,227,020	2,109	1,232,153
Consumer	2,002	793	—	2,795	949,014	3,457	955,266
Other loans	—	—	—	—	2,366	—	2,366
	$73,810	$15,034	$4,941	$93,785	$48,207,587	$297,155	$48,598,527

The following table is a summary of information pertaining to nonaccrual loans by class, including loans modified for borrowers with financial difficulty as of September 30, 2026, and December 31, 2025:

(Dollars in thousands)	September 30, 2026	Greater than 90 days past due and accruing(1)	Non-accrual with no allowance(1)	December 31, 2025
Construction and land development	$4,951	$—	$3,739	$7,560
Commercial non-owner-occupied	56,835	2	55,642	67,411
Commercial owner-occupied real estate	35,524	1,346	7,330	39,957
Consumer owner-occupied	85,063	409	1,484	73,551
Home equity loans	8,670	—	—	8,344
Commercial and industrial	87,831	8,532	5,121	94,766
Other income producing property	1,782	340	—	2,109
Consumer	3,679	—	—	3,457
Total loans on nonaccrual status	$284,335	$10,629	$73,316	$297,155

(1)
Greater than 90 days accruing and non-accrual with no allowance loans at September 30, 2026.

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

The following is a summary of collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period:

(Dollars in thousands)	September 30, 2026	Collateral Coverage	%	December 31, 2025	Collateral Coverage	%
Construction and land development
Other	$3,739	$8,175	219%	$5,778	$7,725	134%
Commercial owner-occupied real estate
Church	3,219	5,288	164%	3,315	6,075	183%
Other	4,111	12,213	297%	6,157	9,549	155%
Commercial non-owner-occupied real estate
Retail	4,361	4,549	104%	3,451	5,251	152%
Other	1,160	1,458	126%	1,250	1,512	121%
Office	—	—	—%	12,250	22,015	180%
Multifamily	50,121	58,109	116%	44,860	50,894	113%
Commercial and industrial
Other	39,477	40,537	103%	49,491	46,539	94%
Other income producing property
1-4 family investment property	—	—	—%	717	545	76%
Consumer owner-occupied
1st Mtg Residential	1,484	2,250	152%	1,484	2,250	152%
Total collateral dependent loans	$107,672	$132,579		$128,753	$152,355

The Bank designates individually evaluated loans on non-accrual with a net book balance exceeding the designated threshold as collateral dependent loans. Collateral dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the ACL. The Bank has adopted the collateral maintenance practical expedient to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for selling costs, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required. The Bank’s threshold for individually evaluated loans is $1.0 million. The changes above in collateral percentage are generally due to appraisal value updates or changes in the number of loans within the asset class and collateral type. Overall collateral dependent loans decreased $21.1 million during the nine months ended September 30, 2026.

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

The following tables present loans designated as modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026, and 2025, respectively. The loans are segregated by type of modification and asset class, indicating the financial effect of the modifications. There were no interest rate reduction modifications for the three months ended September 30, 2026 and 2025. There were no combination interest rate reduction and payment delay modifications for the three and nine months ended September 30, 2026. There were no combination term extension and payment delay modifications modifications for the three months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	% of Total Asset Class	Reduction in Weighted Average Contractual Interest Rate	Amortized Cost	% of Total Asset Class	Reduction in Weighted Average Contractual Interest Rate
Interest rate reduction
Construction and land development	$1,812	0.06%	1.75%	$—	—	—
Commercial non-owner occupied	1,091	0.01%	0.81%	14,981	0.09%	1.12%
Commercial owner-occupied real estate	310	0.00%	1.00%	325	0.00%	1.55%
Commercial and industrial	488	0.00%	1.10%	367	0.00%	1.75%
Total interest rate reductions	$3,701			$15,673

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	% of Total Asset Class	Increase in Weighted Average Life of Loan	Amortized Cost	% of Total Asset Class	Increase in Weighted Average Life of Loan
Term extension
Construction and land development	$—	—	—	$309	0.01%	4 months
Commercial non-owner occupied	72,973	0.41%	4 months	30,697	0.19%	6 months
Commercial owner-occupied real estate	—	—	—	7,563	0.10%	21 months
Consumer owner-occupied	566	0.01%	7 months	2,679	0.03%	4 months
Commercial and industrial	24,336	0.25%	8 months	6,768	0.08%	3 months
Other income producing property	2,231	0.19%	5 months	—	—	—
Total term extensions	$100,106			$48,016

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	% of Total Asset Class	Increase in Weighted Average Life of Loan	Amortized Cost	% of Total Asset Class	Increase in Weighted Average Life of Loan
Term extension
Construction and land development	$—	—	—	$592	0.02%	6 months
Commercial non-owner-occupied	85,065	0.48%	5 months	30,697	0.19%	6 months
Commercial owner-occupied real estate	3,196	0.04%	7 months	7,563	0.10%	21 months
Consumer owner-occupied	4,146	0.04%	5 months	3,962	0.05%	6 months
Commercial and industrial	32,538	0.33%	7 months	9,086	0.11%	3 months
Other income producing property	2,897	0.24%	5 months	—	—	—
Total term extensions	$127,842			$51,900

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	% of Total Asset Class	Weighted Average of Months Payments Were Deferred	Amortized Cost	% of Total Asset Class	Weighted Average of Months Payments Were Deferred
Other-than-insignificant payment delay
Construction and land development	$—	—	—	$26,218	0.98%	6 months
Commercial non-owner occupied	52,990	0.30%	9 months	22,833	0.14%	8 months
Total payment delays	$52,990			$49,051

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	% of Total Asset Class	Weighted Average of Months Payments Were Deferred	Amortized Cost	% of Total Asset Class	Weighted Average of Months Payments Were Deferred
Other-than-insignificant payment delay
Construction and land development	$—	—	—	$26,218	0.98%	6 months
Commercial non-owner-occupied	118,357	0.66%	9 months	22,833	0.14%	8 months
Commercial owner-occupied real estate	3,268	0.04%	6 months	5,704	0.08%	7 months
Commercial and industrial	7,125	0.07%	9 months	1,610	0.02%	6 months
Other income producing property	264	0.02%	60 months	—	—	—
Total payment delays	$129,014			$56,365

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Life of Loan	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Life of Loan
Combination - Term Extension and Interest Rate Reduction
Consumer owner-occupied	$464	0.75%	16 months	$917	1.83%	3 months
Total term extension and interest rate reduction combinations	$464			$917

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Life of Loan	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Life of Loan
Combination - Term Extension and Interest Rate Reduction
Commercial non-owner occupied	$22,714	0.50%	37 months	$—	—	—
Consumer owner-occupied	1,671	0.60%	31 months	1,769	2.40%	6 months
Total term extension and interest rate reduction combinations	$24,385			$1,769

	Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Amortization Term	Amortized Cost	Reduction in Average Contractual Interest Rate	Increase in Weighted Average Amortization Term
Combination - Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$—	—	—	$29,802	0.25%	8 months
Total interest rate reduction and payment delay combinations	$—			$29,802

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Amortized Cost	Reduction in Weighted Average Contractual Interest Rate	Increase in Weighted Average Amortization Term	Amortized Cost	Reduction in Average Contractual Interest Rate	Increase in Weighted Average Amortization Term
Combination - Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$—	—	—	$29,802	0.25%	8 months
Commercial and industrial	—	—	—	1,172	0.75%	12 months
Total interest rate reduction and payment delay combinations	$—			$30,974

The Bank on occasion will enter into modification agreements which extend the maturity payoff on a loan or reduce the interest rate for borrowers willing to continue to pay, to minimize losses for the Bank. At September 30, 2026, the Company had $7.1 million in remaining commitments to lend additional funds on loans to borrowers experiencing financial difficulty and modified during the current reporting period.

The following table presents the changes in status of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of September 30, 2026 and 2025, by type of modification. The subsequent defaults were all due to past due status greater than 60 days.

	September 30,
	2026			2025
(Dollars in thousands)	Paying Under Restructured Terms Amortized Cost	Converted to Nonaccrual Amortized Cost	Foreclosures and Defaults Amortized Cost	Paying Under Restructured Terms Amortized Cost	Converted to Nonaccrual Amortized Cost	Foreclosures and Defaults Amortized Cost
Interest rate reduction
Construction and land development	$1,812	$—	$—	$—	$—	$—
Commercial non-owner-occupied	1,770	—	—	14,981	—	—
Commercial owner-occupied real estate	712	—	—	325	—	—
Commercial and industrial	488	—	—	367	—	—
Consumer owner-occupied	—	—	—	—	—	—
Total interest rate reductions	$4,782	$—	$—	$15,673	$—	$—

Term extension
Construction and land development	$3,739	$—	$—	$310	$—	$282
Commercial non-owner-occupied	112,408	—	—	30,697	—	—
Commercial owner-occupied real estate	3,995	—	—	7,563	—	—
Commercial and industrial	28,917	5,974	1,100	8,801	—	285
Other income producing property	2,686	—	211	—	—	—
Consumer owner-occupied	4,698	—	2,050	6,021	—	935
Total term extensions	$156,443	$5,974	$3,361	$53,392	$—	$1,502

Other-than-insignificant payment delay
Construction and land development	$—	$—	$—	$26,218	$—	$—
Commercial non-owner occupied	135,585	—	—	22,833	—	—
Commercial owner-occupied real estate	3,268	—	—	6,072	—	—
Commercial and industrial	7,125	—	—	1,610	—	—
Other income producing property	264	—	—	—	—	—
Consumer owner-occupied	373	—	—	—	—	—
Total payment delays	$146,615	$—	$—	$56,733	$—	$—

Term Extension and Interest Rate Reduction
Commercial non-owner occupied	$22,714	$—	$—	$—	$—	$—
Consumer owner-occupied	1,914	—	—	1,799	—	337
Total term extension and interest rate combinations	$24,628	$—	$—	$1,799	$—	$337

Term Extension and Payment Delay
Commercial and industrial	$222	$—	$—	$—	$—	$—
Total term extension and payment delay combinations	$222	$—	$—	$—	$—	$—

Interest Rate Reduction and Payment Delay
Commercial non-owner occupied	$—	$—	$—	$29,802	$—	$—
Commercial and industrial	—	—	—	1,172	—	—
Total interest rate reduction and payment delay combinations	$—	$—	$—	$30,974	$—	$—
	$332,690	$5,974	$3,361	$158,571	$—	$1,839

The following table depicts the performance of loans modified within the previous twelve months to borrowers experiencing financial difficulty, as of September 30, 2026 and 2025:

	September 30, 2026			September 30, 2025
	Payment Status (Amortized Cost Basis)			Payment Status (Amortized Cost Basis)
(Dollars in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Construction and land development	$5,551	$—	$—	$26,528	$282	$—
Commercial non-owner-occupied	272,477	—	—	98,313	—	—
Commercial owner-occupied real estate	5,722	2,253	—	13,593	368	—
Commercial and industrial	36,752	5,974	1,100	11,949	285	—
Other income producing property	2,950	211	—	—	—	—
Consumer owner-occupied	6,985	791	1,259	7,820	919	353
Total	$330,437	$9,229	$2,359	$158,203	$1,854	$353

Note 6 — Allowance for Credit Losses (ACL)

The following tables present a disaggregated analysis of activity in the allowance for credit losses for the three and nine months ended September 30, 2026 and 2025:

(Dollars in thousands)	Residential Mortgage Sr.	Residential Mortgage Jr.	HELOC	Residential Construction	Comm Constr. & Dev.	Consumer	Multifamily	Municipal	CRE Owner- Occupied	Non-Owner- Occupied CRE	C & I	Total
Three months ended September 30, 2026
Allowance for credit losses:
Balance at end of period June 30, 2026	$65,629	$1,133	$14,085	$9,353	$55,076	$16,616	$59,324	$1,819	$72,196	$178,804	$112,629	$586,664
Charge-offs	(1,472)	—	(69)	—	(56)	(2,464)	—	—	(327)	(5,322)	(8,015)	(17,725)
Recoveries	186	55	156	—	35	350	848	—	1,907	242	1,629	5,408
Net (charge-offs) recoveries	(1,286)	55	87	—	(21)	(2,114)	848	—	1,580	(5,080)	(6,386)	(12,317)
Provision (recovery) (1)	72	95	652	(349)	(4,947)	889	(513)	21	(3,898)	11,317	11,232	14,571
Balance at end of period September 30, 2026	$64,415	$1,283	$14,824	$9,004	$50,108	$15,391	$59,659	$1,840	$69,878	$185,041	$117,475	$588,918

Three months ended September 30, 2025
Allowance for credit losses:
Balance at end of period June 30, 2025	$54,204	$868	$13,884	$7,150	$76,297	$18,685	$51,088	$2,279	$88,223	$165,193	$143,175	$621,046
Charge-offs	(698)	—	(66)	—	—	(2,969)	—	—	(655)	—	(33,174)	(37,562)
Recoveries	122	190	110	—	108	764	—	—	50	2,048	2,016	5,408
Net (charge-offs) recoveries	(576)	190	44	—	108	(2,205)	—	—	(605)	2,048	(31,158)	(32,154)
Provision (recovery) (1)	108	(54)	872	2,190	(18,512)	2,201	13,825	(168)	(14,023)	10,022	4,780	1,241
Balance at end of period September 30, 2025	$53,736	$1,004	$14,800	$9,340	$57,893	$18,681	$64,913	$2,111	$73,595	$177,263	$116,797	$590,133

(1)
The Day 1 loan charge-offs for Independent loans were recorded to conform with the Company’s charge-off policies and practices.
(2)
A provision for credit losses for unfunded commitments of $5.8 million in the third quarter of 2026, compared to a provision for credit losses of $3.8 million recorded during the third quarter of 2025 for the allowance for credit losses for unfunded commitments that is not included in the above table.

(Dollars in thousands)	Residential Mortgage Sr.	Residential Mortgage Jr.	HELOC	Residential Construction	Comm Constr. & Dev.	Consumer	Multifamily	Municipal	CRE Owner- Occupied	Non-Owner- Occupied CRE	C & I	Total
Nine months ended September 30, 2026
Allowance for credit losses:
Balance at end of period December 31, 2025	$55,947	$1,356	$14,150	$8,732	$53,494	$19,280	$58,678	$1,799	$73,871	$174,797	$123,093	$585,197
Charge-offs	(4,113)	—	(268)	—	(222)	(6,768)	—	—	(698)	(6,291)	(25,541)	(43,901)
Recoveries	314	152	585	—	403	2,065	1,010	—	2,162	298	6,241	13,230
Net (charge-offs) recoveries	(3,799)	152	317	—	181	(4,703)	1,010	—	1,464	(5,993)	(19,300)	(30,671)
Provision (recovery) (2)	12,267	(225)	357	272	(3,567)	814	(29)	41	(5,457)	16,237	13,682	34,392
Balance at end of period September 30, 2026	$64,415	$1,283	$14,824	$9,004	$50,108	$15,391	$59,659	$1,840	$69,878	$185,041	$117,475	$588,918

Nine months ended September 30, 2025
Allowance for credit losses:
Balance at end of period December 31, 2024	$42,687	$432	$14,845	$9,298	$65,553	$17,484	$22,279	$1,197	$78,753	$111,538	$101,214	$465,280
Allowance Adjustment - FMV for Independent merger	1,852	—	—	—	6,448	114	20,359	—	8,075	93,820	4,773	135,441
Initial Allowance for Non-PCD loans acquired during period	8,910	85	91	4,700	11,751	254	3,805	1,947	3,186	31,557	13,685	79,971
Independent Day 1 Loan Net Charge-offs PCD (1)	(61)	—	—	—	—	(2,323)	(18,065)	—	(1,016)	(13,036)	(22,187)	(56,688)
Charge-offs	(1,590)	(14)	(295)	—	(16)	(6,958)	—	—	(1,631)	—	(46,445)	(56,949)
Recoveries	516	279	615	—	521	2,123	—	—	167	2,391	6,496	13,108
Net recoveries (charge-offs)	(1,135)	265	320	—	505	(7,158)	(18,065)	—	(2,480)	(10,645)	(62,136)	(100,529)
Provision (recovery) (2)	1,422	222	(456)	(4,658)	(26,364)	7,987	36,535	(1,033)	(13,939)	(49,007)	59,261	9,970
Balance at end of period September 30, 2025	$53,736	$1,004	$14,800	$9,340	$57,893	$18,681	$64,913	$2,111	$73,595	$177,263	$116,797	$590,133

(1)
The Day 1 loan charge-offs for Independent, inclusive of measurement period adjustments, recorded to conform with the Company’s charge-off policies and practices.
(2)
A provision for credit losses of $12.7 million was recorded during the first nine months of 2026. This compares to a provision for credit losses of $23.2 million during the first nine months of 2025, including $12.1 million for the initial provision for credit losses recorded for unfunded commitments acquired from Independent during the first quarter of 2025, that is not included in the above table.

Note 7 — Leases

As of September 30, 2026, and December 31, 2025, we had operating right-of-use (“ROU”) assets of $501.8 million and $507.1 million, respectively, and operating lease liabilities of $526.7 million and $525.3 million, respectively. We maintain operating leases on land and buildings for some of our operating centers, branch facilities and ATM locations. Most leases include one or more options to renew, with renewal terms extending up to 20 years. The exercise of renewal options is based on the sole judgment of management and what we consider to be reasonably certain given the environment today. Factors in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of leasehold improvements, the value of renewal rate compared to market rates, and the presence of factors that would cause a significant economic penalty to us if the option is not exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet and instead are recognized in lease expense on a straight-line basis over the lease term.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Lease Cost Components:
Amortization of ROU assets – finance leases	$117	$117	$348	$348
Interest on lease liabilities – finance leases	4	6	14	20
Operating lease cost (cost resulting from lease payments)	17,118	15,708	51,183	40,991
Short-term lease cost	174	528	572	1,308
Variable lease cost (cost excluded from lease payments)	1,071	898	3,414	3,213
Total lease cost	$18,484	$17,257	$55,531	$45,880
Supplemental Cash Flow and Other Information Related to Leases:
Finance lease – operating cash flows	$4	$6	$13	$20
Finance lease – financing cash flows	124	122	370	363
Operating lease – operating cash flows (fixed payments)	12,394	13,938	41,373	36,802
Operating lease – operating cash flows (net change asset/liability)	(6,085)	(6,330)	(18,716)	(17,752)
New ROU assets – operating leases	4,722	2,646	43,042	399,965
Weighted – average remaining lease term (years) – finance leases	1.75	2.71	1.75	2.71
Weighted – average remaining lease term (years) – operating leases	12.29	12.49	12.29	12.49
Weighted – average discount rate - finance leases	1.8%	1.8%	1.8%	1.8%
Weighted – average discount rate - operating leases	6.4%	6.4%	6.4%	6.4%

Operating lease payments due:
2026 (excluding 9 months ended September 30,2026)			$14,587
2027			60,678
2028			62,637
2029			62,269
2030			60,570
Thereafter			525,173
Total undiscounted cash flows			785,914
Discount on cash flows			(259,191)
Total operating lease liabilities			$526,723

Terms and conditions are similar to those real estate operating leases described above. Lease classifications from the acquired institutions were retained. At September 30, 2026, we did not maintain any leases with related parties and determined that the number and dollar amount of our equipment leases was immaterial. As of September 30, 2026, we had two operating leases that had not yet commenced for approximately $1.9 million.

Equipment Lessor

SouthState has an Equipment Finance Group which does business directly with customers and primarily focuses on serving the construction and utility segments. The following table summarizes lease receivables and investment in operating leases and their corresponding balance sheet location at September 30, 2026, and December 31, 2025:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Direct financing leases:
Lease receivables	$224,960	$92,927
Guaranteed residual values	5,870	4,212
Unguaranteed residual values	17,692	11,335
Initial direct costs	7,251	3,502
Less: Unearned income	(37,255)	(17,690)
Total net investment in direct financing leases	$218,518	$94,286

The following table summarizes direct financing lease income recorded for the three and nine months ended September 30, 2026, and remaining lease payment receivable for each of the next five years:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Direct financing lease income
Interest income	$3,700	$1,100	$8,609	$2,619
Remaining lease payments receivable:
2026 (excluding 9 months ended September 30,2026)	$16,010
2027	53,773
2028	46,423
2029	47,356
2030	34,768
Thereafter	32,500
Total undiscounted lease receivable	230,830
Less: unearned interest income	(37,255)
Net lease receivables	$193,575

See Note 1 — Summary of Significant Accounting Policies, under the “Leases” section, of the 2025 Form 10-K, on accounting for leases.

Note 8 — Deposits

Our total deposits as of September 30, 2026, and December 31, 2025, are comprised of the following:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Noninterest-bearing checking	$13,445,715	$13,375,697
Interest-bearing checking	14,323,722	13,838,558
Savings	2,775,607	2,820,621
Money market	18,741,198	17,751,688
Time deposits	8,352,039	7,359,233
Total deposits	$57,638,281	$55,145,797

At September 30, 2026, and December 31, 2025, we had $2.1 billion in certificates of deposits greater than $250,000.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands, except for per share amounts)	2026	2025	2026	2025
Basic earnings per common share:
Net income	$223,798	$246,641	$679,640	$550,945
Weighted-average basic common shares	96,923	101,218	97,583	101,374
Basic earnings per common share	$2.31	$2.44	$6.96	$5.43
Diluted earnings per common share:
Net income	$223,798	$246,641	$679,640	$550,945
Weighted-average basic common shares	96,923	101,218	97,583	101,374
Effect of dilutive securities	506	517	419	433
Weighted-average dilutive shares	97,429	101,735	98,002	101,807
Diluted earnings per common share	$2.30	$2.42	$6.93	$5.41

Note 10 — Share-Based Compensation

For a description of the Company’s share‑based compensation plans, including equity plan structure and Restricted Stock Units (“RSUs”) program mechanics, refer to Note 17 to the Consolidated Financial Statements in the 2025 Form 10‑K.

Stock Options

Activity in the Company’s stock option plans is summarized in the following table:

	Shares	Weighted Average Price	Weighted Average Remaining (Yrs.)	Aggregate Intrinsic (000’s)
Outstanding at January 1, 2026	28,815	$61.00
Exercised	(10,104)	67.04
Expired	(307)	43.97
Outstanding at September 30,2026	18,404	57.97	0.72	$765
Exercisable at September 30,2026	18,404	57.97	0.72	$765

Restricted Stock Units (“RSUs”)

Outstanding RSUs for the nine months ended September 30, 2026, are summarized in the following table:

Restricted Stock Units	Shares	Weighted- Average Grant-Date Fair Value
Outstanding at January 1, 2026	820,878	$86.43
Granted	454,530	93.90
Vested	(408,581)	80.28
Forfeited	(13,012)	91.58
Outstanding at September 30,2026	853,815	$93.27

If maximum performance is achieved pursuant to the 2024, 2025 and 2026 Long Term Incentive performance-based RSU grants, an additional 133,514 shares in total may be issued by the Company at the end of the three-year performance periods.

As of September 30, 2026, there was $40.8 million of total unrecognized compensation cost at target related to nonvested RSUs granted under the plan. This cost is expected to be recognized over a weighted-average period of 1.25 years as of September 30, 2026. The total fair value of RSUs vested and released during the nine months ended September 30, 2026, was $41.8 million.

Note 11 — Commitments and Contingent Liabilities

In the normal course of business, we make various commitments and incur certain contingent liabilities, which are not reflected in the accompanying financial statements. The commitments and contingent liabilities include guarantees, commitments to extend credit, and standby letters of credit. At September 30, 2026, commitments to extend credit and standby letters of credit totaled $15.2 billion. As of September 30, 2026, the liability recorded for expected credit losses on unfunded commitments, excluding unconditionally cancellable exposures and letters of credit, was $82.3 million and recorded on the Balance Sheet. See Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements in the 2025 Form 10-K for discussion of liability recorded for expected credit losses on unfunded commitments.

For a description of the Company’s commitments and contingencies, including litigation risks arising from our normal business activities and whole bank acquisitions, as well as background related to the previously disclosed cyber incident, refer to Note 20 to the Consolidated Financial Statements in the 2025 Form 10-K. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, as of September 30, 2026, any such liability is not expected to have a material effect on our consolidated financial statements.

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

During the first quarter of 2026, the parties agreed to settle the Cyber Incident Suit, subject to court approval, pursuant to which the Company agreed to fund documented losses and pay attorneys’ fees, administration costs, and credit monitoring fees. On June 24, 2026, the court entered an order granting final approval to the settlement (the “Final Order”). The settlement was paid from the Company’s cyber insurance coverage in the third quarter of 2026 in accordance with the Final Order, and the matter has been dismissed.

Other commitments and contingencies were not materially different from those disclosed in the 2025 Form 10-K.

Note 12 — Fair Value

GAAP defines fair value and establishes a framework for measuring and disclosing fair value. Fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. For a detailed description of the Company’s fair value measurement framework, including valuation methodologies and the classification of financial instruments within the fair value hierarchy, refer to Note 23 to the Consolidated Financial Statements in the 2025 Form 10‑K.

The tables below present the Company’s fair value measurements as of September 30, 2026 and December 31, 2025. There were no transfers into or out of Level 3 during the periods presented.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30,2026:
Assets
Derivative financial instruments	$119,731	$—	$119,731	$—
Mortgage loans held for sale	49,313	—	49,313	—
Trading securities	141,534	—	141,534	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,836,004	—	1,836,004	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,958,644	—	1,958,644	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,028,519	—	1,028,519	—
State and municipal obligations	1,035,036	—	1,035,036	—
Small Business Administration loan-backed securities	513,102	—	513,102	—
Corporate securities	22,004	—	22,004	—
Total securities available for sale	6,393,309	—	6,393,309	—
Mortgage servicing rights	101,990	—	—	101,990
SBA servicing asset	4,748	—	—	4,748
	$6,810,625	$—	$6,703,887	$106,738
Liabilities
Derivative financial instruments	$987,960	$—	$987,960	$—

December 31, 2025:
Assets
Derivative financial instruments	$222,886	$—	$222,886	$—
Mortgage loans held for sale	61,400	—	61,400	—
Trading securities	110,183	—	110,183	—
Securities available for sale:
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,698,108	—	1,698,108	—
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	2,185,584	—	2,185,584	—
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	832,449	—	832,449	—
State and municipal obligations	1,007,412	—	1,007,412	—
Small Business Administration loan-backed securities	568,433	—	568,433	—
Corporate securities	21,770	—	21,770	—
Total securities available for sale	6,313,756	—	6,313,756	—
Mortgage servicing rights	84,032	—	—	84,032
SBA servicing asset	5,512	—	—	5,512
	$6,797,769	$—	$6,708,225	$89,544
Liabilities
Derivative financial instruments	$554,748	$—	$554,748	$—

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

The following table summarizes the difference between the fair value and the unpaid principal balance of mortgage loans held for sale and the changes in fair value of these loans:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Fair value	$49,313	$61,400
Unpaid principal balance	49,287	59,371
Fair value less aggregated unpaid principal balance	$26	$2,029

Changes in Level 1, 2 and 3 Fair Value Measurements

There were no changes in hierarchy classifications of Level 3 assets or liabilities for the nine months ended September 30, 2026. A reconciliation of the beginning and ending balances of the MSRs recorded at fair value on a recurring basis for the nine months ended September 30, 2026, is as follows. The changes in fair value of the MSRs are recorded in Mortgage Banking Income on the Consolidated Statements of Income.

(Dollars in thousands)	MSRs
Fair value, January 1, 2026	$84,032
Servicing assets that resulted from transfers of financial assets	5,716
Changes in fair value due to valuation inputs or assumptions	20,569
Changes in fair value due to decay	(8,327)
Fair value, September 30,2026	$101,990

A reconciliation of the beginning and ending balances of the SBA servicing asset, a Level 3 asset recorded at fair value on a recurring basis for the period ending September 30, 2026, is as follows. The changes in fair value of the SBA servicing asset are recorded in in SBA Income on the Consolidated Statements of Income.

(Dollars in thousands)	SBA Servicing Asset
Fair value, January 1, 2026	$5,512
Servicing assets that resulted from transfers of financial assets	409
Changes in fair value due to decay	(1,243)
Changes in fair value due to valuation inputs or assumptions	70
Fair value, September 30,2026	$4,748

There were no unrealized losses included in accumulated other comprehensive income related to Level 3 financial assets and liabilities at September 30, 2026.

See Note 17 — Mortgage Loan Servicing, Origination, and Mortgage Loans Held for Sale for information about recurring Level 3 fair value measurements of mortgage servicing rights.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a nonrecurring basis:

(Dollars in thousands)	Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30,2026:
OREO	$15,220	$—	$—	$15,220
Bank properties held for sale	6,836	—	—	6,836
Individually evaluated loans	223,975	—	—	223,975
December 31, 2025:
OREO	$8,771	$—	$—	$8,771
Individually evaluated loans	328,452	—	—	328,452

For an individually evaluated loan, the fair value of collateral is measured based on appraisal or third-party valuation when the loan is placed on nonaccrual. For OREO and bank properties held for sale, the fair value is initially recorded based on external appraisals at the time of transfer. These assets recorded at fair value on a nonrecurring basis are updated on at least an annual basis.

Quantitative Information about Level 3 Fair Value Measurement

			Weighted Average Discount
			September 30,	December 31,
	Valuation Technique	Unobservable Input	2026	2025
Nonrecurring measurements:
Individually evaluated loans	Discounted appraisals and discounted cash flows	Collateral discounts	23%	19%
OREO and Bank properties held for sale	Discounted appraisals	Collateral discounts and estimated costs to sell	4%	2%

Fair Value of Financial Instruments

The estimated fair value, and related carrying amount, of our financial instruments are as follows:

	Carrying	Fair
(Dollars in thousands)	Amount	Value	Level 1	Level 2	Level 3
September 30,2026
Financial assets:
Cash and cash equivalents	$2,974,618	$2,974,618	$2,974,618	$—	$—
Trading securities	141,534	141,534	—	141,534	—
Investment securities	8,705,780	8,319,757	287,005	7,912,585	120,167
Loans held for sale	296,835	297,162	—	297,162	—
Loans, net of allowance for credit losses	51,464,175	50,926,865	—	—	50,926,865
Accrued interest receivable	253,452	253,452	—	35,312	218,140
Mortgage servicing rights	101,990	101,990	—	—	101,990
SBA servicing asset	4,748	4,748	—	—	4,748
Interest rate swap – non-designated hedge	117,921	117,921	—	117,921	—
Other derivative financial instruments (mortgage banking related)	1,810	1,810	—	1,810	—
Financial liabilities:
Deposits
Noninterest-bearing	13,445,715	13,445,715	—	13,445,715	—
Interest-bearing other than time deposits	35,840,527	35,840,527	—	35,840,527	—
Time deposits	8,352,039	8,323,116	—	8,323,116	—
Federal funds purchased and securities sold under agreements to repurchase	498,173	498,173	—	498,173	—
Corporate and subordinated debentures	696,855	678,415	—	678,415	—
Other borrowings	300,000	299,994	—	299,994	—
Accrued interest payable	37,494	37,494	—	37,494	—
Interest rate swap – non-designated hedge	982,452	982,452	—	982,452	—
Other derivative financial instruments (mortgage banking related)	5,508	5,508	—	5,508	—
December 31, 2025
Financial assets:
Cash and cash equivalents	$3,172,483	$3,172,483	$3,172,483	$—	$—
Trading securities	110,183	110,183	—	110,183	—
Investment securities	8,715,214	8,400,034	274,730	8,046,606	78,698
Loans held for sale	345,343	348,381	—	348,381	—
Loans, net of allowance for credit losses	48,013,330	47,378,022	—	—	47,378,022
Accrued interest receivable	233,265	233,265	—	35,302	197,963
Mortgage servicing rights	84,032	84,032	—	—	84,032
SBA servicing asset	5,512	5,512	—	—	5,512
Interest rate swap – non-designated hedge	221,835	221,835	—	221,835	—
Other derivative financial instruments (mortgage banking related)	1,051	1,051	—	1,051	—
Financial liabilities:
Deposits
Noninterest-bearing	13,375,697	13,375,697	—	13,375,697	—
Interest-bearing other than time deposits	34,410,867	34,410,867	—	34,410,867	—
Time deposits	7,359,233	7,347,648	—	7,347,648	—
Federal funds purchased and securities sold under agreements to repurchase	618,215	618,215	—	618,215	—
Corporate and subordinated debentures	696,536	683,772	—	683,772	—
Accrued interest payable	48,972	48,972	—	48,972	—
Interest rate swap – non-designated hedge	554,433	554,433	—	554,433	—
Other derivative financial instruments (mortgage banking related)	315	315	—	315	—

Note 13 — Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income (losses), net of tax, for the three and nine months ended September 30, 2026 and 2025, were as follows:

(Dollars in thousands)	Benefit Plans	Unrealized Losses on Securities Available for Sale	Total
Three Months Ended September 30, 2026
Balance at June 30, 2026	$565	$(310,700)	$(310,135)
Other comprehensive loss before reclassifications	—	(229,475)	(229,475)
Net comprehensive loss	—	(229,475)	(229,475)
Balance at September 30, 2026	$565	$(540,175)	$(539,610)

Three Months Ended September 30, 2025
Balance at June 30, 2025	$578	$(372,687)	$(372,109)
Other comprehensive income before reclassifications	—	56,097	56,097
Net comprehensive income	—	56,097	56,097
Balance at September 30, 2025	$578	$(316,590)	$(316,012)

Nine Months Ended September 30, 2026
Balance at December 31, 2025	$565	$(283,946)	$(283,381)
Other comprehensive loss before reclassifications	—	(256,229)	(256,229)
Net comprehensive loss	—	(256,229)	(256,229)
Nine Months Ended September 30, 2026	$565	$(540,175)	$(539,610)

Nine Months Ended September 30, 2025
Balance at December 31, 2024	$578	$(607,499)	$(606,921)
Other comprehensive income before reclassifications	—	117,241	117,241
Amounts reclassified from accumulated other comprehensive loss	—	173,668	173,668
Net comprehensive income	—	290,909	290,909
Balance at September 30, 2025	$578	$(316,590)	$(316,012)

The table below presents the reclassifications out of accumulated other comprehensive income (loss), net of tax:

	Amount Reclassified from Other Comprehensive Income (Loss)		Amount Reclassified from Other Comprehensive Income (Loss)
(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Accumulated Other Comprehensive Loss Component	2026	2025	2026	2025	Income Statement Line Item Affected
Loss on sale of available for sale securities:
	$—	$—	$—	$228,811	Securities losses, net
	—	—	—	(55,143)	Provision for income taxes
	—	—	—	173,668	Net income
Total reclassifications for the period	$—	$—	$—	$173,668

Note 14 — Derivative Financial Instruments

The Company uses certain derivative instruments to meet the needs of customers as well as to manage the interest rate risk associated with certain transactions. Additional information regarding our Company’s derivative strategy and related programs are described in Note 26 to the Consolidated Financial Statements included in the 2025 Form 10-K.

The following table summarizes the derivative financial instruments used by the Company as of September 30, 2026, and December 31, 2025:

			September 30, 2026			December 31, 2025
			Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Balance Sheet Location	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Fair value hedge of interest rate risk:
Pay fixed rate swap with counterparty	Other Assets	$2,615	$112	$—	$2,615	$44	$—
Not designated hedges of interest rate risk:
Customer related interest rate contracts:
Matched interest rate swaps with borrowers	Other Assets and Other Liabilities	16,117,992	9,495	982,452	14,912,622	143,879	554,433
Matched interest rate swaps with counterparty (1)	Other Assets	15,611,962	108,448	—	14,719,305	77,799	—
Economic hedges of interest rate risk:
Pay floating rate swap with counterparty	Other Assets	4,433,000	(134)	—	2,519,000	113	—
Not designated hedges of interest rate risk – mortgage banking activities:
Contracts used to hedge mortgage servicing rights	Other Assets and Other Liabilities	224,000	—	5,243	192,000	69	—
Contracts used to hedge mortgage pipeline	Other Assets and Other Liabilities	84,500	1,810	265	81,000	982	315
Total derivatives		$36,474,069	$119,731	$987,960	$32,426,542	$222,886	$554,748

(1)
The fair value of the interest rate swap derivative assets was reduced by $868.1 million and $333.7 million at September 30, 2026 and December 31, 2025, respectively, in variation margin payments applicable to swaps centrally cleared through LCH and CME.

The following table summarizes the derivative assets and derivative liabilities related to the counterparties on our interest rate swaps subject to master netting agreements where the Company has elected to net the fair values. The Company has elected to not offset cash collateral against the netted derivative assets and liabilities subject to master netting agreements.

		September 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
(Dollars in thousands)	Notional Amount	Gain	Loss	Notional Amount	Gain	Loss
Interest rate contracts subject to master netting agreements included in table above
Total gross derivative instruments, before netting	$1,609,325	$124,550	$19	$1,844,842	$81,240	$3,781
Less: Netting adjustment	19,723	(19)	(19)	221,941	(3,781)	(3,781)
Total gross derivative instruments, after netting	1,609,325	$124,531	$—	1,844,842	$77,459	$—

* As of September 30, 2026, and December 31, 2025, counterparties provided $46.6 million and $25.9 million, respectively, of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets. Counterparties also pledged $24.3 million and $28.1 million, respectively, as of September 30, 2026, and December 31, 2025 in investment securities to secure swap asset positions that were not centrally cleared. The Company provided $2.4 million and $1.7 million, respectively, to counterparties to secure swap positions that were not centrally cleared as of September 30, 2026, and December 31, 2025.

Balance Sheet Fair Value Hedge

As of September 30, 2026, and December 31, 2025, the Company maintained loan swaps, with an aggregate notional amount of $2.6 million accounted for as fair value hedges. The amortized cost basis of the loans being hedged were $2.6 million as of September 30, 2026, and December 31, 2025.

Non-designated Hedges of Interest Rate Risk

Customer Swap

The Company offers interest rate swaps to certain customers to enable them to convert variable-rate loan payments to fixed-rate and simultaneously enters into an offsetting swap with a third-party counterparty. As these interest rate swaps do not meet hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of September 30, 2026, and December 31, 2025, the interest rate swaps had an aggregate notional amount of approximately $31.7 billion and $29.6 billion, respectively. At September 30, 2026, the fair value of the interest rate swap derivatives is recorded in Other Assets at $117.9 million and in Other Liabilities at $982.5 million. The fair value of derivative assets at September 30, 2026, was reduced by $868.1 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. At December 31, 2025, the fair value of the interest rate swap derivatives was recorded in Other Assets at $221.7 million and Other Liabilities at $554.4 million. The fair value of derivative assets at December 31, 2025, was reduced by $333.7 million in variation margin payments applicable to swaps centrally cleared through LCH and CME. All changes in fair value are recorded through earnings within Correspondent and Capital Markets Income, a component of Noninterest Income on the Consolidated Statements of Income. There were net gains of $1.2 million and $2.4 million recorded on these derivatives for the three and nine months ended September 30, 2026, respectively. There was a net gain of $81,000 and a net loss of $150,000 recorded on these derivatives for the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, we provided $329.0 million of cash collateral on the customer swaps, which is included in Cash and Cash Equivalents on the Consolidated Balance Sheets as Deposits in Other Financial Institutions (Restricted Cash). We also provided $64.3 million in investment securities at market value as collateral on the customer swaps which is included in Investment Securities – available for sale on the Consolidated Balance Sheets. Counterparties provided $46.6 million of cash collateral to the Company to secure swap asset positions that were not centrally cleared, which is included in Interest-bearing Deposits within Total Liabilities on the Consolidated Balance Sheets.

Balance Sheet Economic Hedge

As of September 30, 2026 and December 31, 2025, the Company maintained an aggregate notional amount of $4.4 billion and $2.5 billion, respectively, in short-term interest rate hedges that were accounted for as economic hedges. These derivatives protect the Company from interest rate risk caused by changes in the term and daily SOFR accrual mismatches. The fair value of these hedges is recorded in either Other Assets or in Other Liabilities depending on the position of the hedge with the offset recorded in Correspondent Banking and Capital Market Income, a component of Noninterest Income on the Consolidated Statements of Income. There were no material net income impacts for these derivatives for three and nine months ended September 30, 2026 or 2025.

Mortgage Banking

The Company uses certain derivatives in connection with its mortgage banking activities, primarily to manage exposure related to mortgage servicing rights and the mortgage loan pipeline. The Company does not designate these instruments as accounting hedges.

Mortgage Servicing Rights (“MSRs”)

On September 30, 2026, we had derivative financial instruments outstanding with notional amounts totaling $224.0 million related to MSRs, compared to $192.0 million on December 31, 2025. The estimated net fair value of the open contracts related to the MSRs was a loss of $5.2 million at September 30, 2026, compared to a gain of $69,000 at December 31, 2025.

Mortgage Pipeline

The following table presents our notional value of forward sale commitments and the fair value of those obligations along with the fair value of the mortgage pipeline related to the held for sale portfolio:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Mortgage loan pipeline	$80,255	$55,318
Expected closures	73,661	48,106
Fair value of mortgage loan pipeline commitments	(265)	982
Forward sales commitments	84,500	81,000
Fair value of forward commitments	1,810	(315)

Note 15 — Capital Ratios

The following table presents actual and required capital ratios as of September 30, 2026, and December 31, 2025 for the Company and the Bank under the current capital rules.

	Actual		Minimum Capital Required – Basel III		Required to be Considered Well Capitalized
(Dollars in thousands)	Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
September 30,2026:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$6,258,075	11.15%	$3,929,888	7.00%	N/A	N/A
SouthState Bank (the Bank)	6,791,930	12.11%	3,927,367	7.00%	$3,646,841	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	6,258,075	11.15%	4,772,007	8.50%	$3,368,475	6.00%
SouthState Bank (the Bank)	6,791,930	12.11%	4,768,946	8.50%	$4,488,419	8.00%
Total capital to risk-weighted assets:
Consolidated	7,565,823	13.48%	5,894,832	10.50%	$5,614,126	10.00%
SouthState Bank (the Bank)	7,404,078	13.20%	5,891,050	10.50%	$5,610,524	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	6,258,075	9.49%	2,637,909	4.00%	N/A	N/A
SouthState Bank (the Bank)	6,791,930	10.32%	2,633,147	4.00%	$3,291,434	5.00%
December 31, 2025:
Common equity Tier 1 to risk-weighted assets:
Consolidated	$5,885,568	11.36%	$3,625,944	7.00%	N/A	N/A
SouthState Bank (the Bank)	6,496,379	12.54%	3,625,076	7.00%	$3,366,142	6.50%
Tier 1 capital to risk-weighted assets:
Consolidated	5,885,568	11.36%	4,402,932	8.50%	$4,143,936	6.00%
SouthState Bank (the Bank)	6,496,379	12.54%	4,401,878	8.50%	$4,142,944	8.00%
Total capital to risk-weighted assets:
Consolidated	7,166,829	13.84%	5,438,915	10.50%	$5,179,920	10.00%
SouthState Bank (the Bank)	7,082,039	13.68%	5,437,614	10.50%	$5,178,680	10.00%
Tier 1 capital to average assets (leverage ratio):
Consolidated	5,885,568	9.26%	2,543,294	4.00%	N/A	N/A
SouthState Bank (the Bank)	6,496,379	10.22%	2,542,489	4.00%	$3,178,111	5.00%

As of September 30, 2026, and December 31, 2025, the capital ratios of the Company and the Bank were in excess of the minimum regulatory requirements and exceeded the thresholds for the “well capitalized” regulatory classification. For a description of the Company’s regulatory capital framework, refer to Note 24 and Item 1, “Business,” in the 2025 Form 10-K.

Note 16 — Goodwill and Other Intangible Assets

The carrying amount of goodwill was $3.1 billion, at September 30, 2026, and December 31, 2025. The Company’s other intangible assets, consisting of core deposit intangibles and client list intangibles are included on the face of the balance sheet.

The Company last completed its annual valuation of the carrying value of its goodwill as of October 31, 2025 and determined it was more likely than not there was no impairment of the Company’s goodwill. Management continues to monitor the impact of market conditions on the Company’s business, operating results, cash flows and/or financial condition.

The following is a summary of gross carrying amounts and accumulated amortization of other intangible assets:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Gross carrying amount	$688,655	$689,419
Accumulated amortization	(366,066)	(303,093)
	$322,589	$386,326

Amortization expense totaled $20.6 million and $63.0 million, for the three and nine months ended September 30, 2026, respectively, compared to $23.4 million and $71.3 million for the three and nine months ended September 30, 2025, respectively. Other intangibles, except for SBA servicing assets which are carried at fair value, are amortized using either the straight-line method or an accelerated basis over their estimated useful lives, with lives generally between two and 15 years. The SBA servicing assets are carried at fair value and along with goodwill, are not amortized.

Estimated amortization expense for other intangibles for each of the next five quarters is as follows:

(Dollars in thousands)
Quarter ending:
December 31, 2026	$20,628
March 31, 2027	18,517
June 30, 2027	18,188
September 30, 2027	17,777
December 31, 2027	17,777
Thereafter	224,954
$317,841

Note 17 — Mortgage Loan Servicing, Origination, and Mortgage Loans Held for Sale

The portfolio of residential mortgages serviced for others, which is not included in the accompanying Consolidated Balance Sheets, was $6.5 billion and $6.6 billion, respectively, as of September 30, 2026, and December 31, 2025. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts and disbursing payments to investors. The amounts of contractually specified servicing fees we earned during the three and nine months ended September 30, 2026, and September 30, 2025, were $4.1 million, $12.4 million, $4.2 million, $12.7 million, respectively. Servicing fees are recorded in Mortgage Banking Income in our Consolidated Statements of Income.

At September 30, 2026, and December 31, 2025, MSRs were $102.0 million and $84.0 million on our Consolidated Balance Sheets, respectively. MSRs are recorded at fair value with changes in fair value recorded as a component of Mortgage Banking Income in the Consolidated Statements of Income. The market value adjustments related to MSRs recorded in Mortgage Banking Income for the three and nine months ended September 30, 2026, and September 30, 2025, were gains of $11.2 million and losses of $20.6 million compared with losses of $412,000 and $5.2 million, respectively. The Company has used various free standing derivative instruments to mitigate the income statement effect of changes in fair value resulting from changes in market values, in addition to changes in valuation inputs and assumptions related to MSRs.

See Note 12 — Fair Value for the changes in fair value of MSRs. The following table presents the changes in the fair value of the MSR and offsetting hedge.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Increase/(decrease) in fair value of MSRs	$11,250	$(412)	$20,568	$(5,182)
Decay of MSRs	(2,900)	(2,721)	(8,327)	(6,034)
(Loss) gain related to derivatives	(9,675)	289	(13,604)	3,877
Net effect on Consolidated Statements of Income	$(1,325)	$(2,844)	$(1,363)	$(7,339)

The characteristics and sensitivity analysis of the MSRs are included in the following table:

	September 30,		December 31,
(Dollars in thousands)	2026		2025
Composition of residential loans serviced for others
Fixed-rate mortgage loans	100.0%		100.0%
Adjustable-rate mortgage loans	—%		—%
Total	100.0%		100.0%
Weighted average life	8.2	years	7.5	years
Constant Prepayment rate (CPR)	6.6%		7.9%
Estimated impact on fair value of a 10% increase	$(676)		$(1,082)
Estimated impact on fair value of a 20% increase	(1,533)		(2,101)
Estimated impact on fair value of a 10% decrease	608		1,142
Estimated impact on fair value of a 20% decrease	1,127		2,333
Weighted average discount rate	9.5%		10.7%
Estimated impact on fair value of a 10% increase	$(4,441)		$(3,140)
Estimated impact on fair value of a 20% increase	(8,517)		(6,208)
Estimated impact on fair value of a 10% decrease	4,852		3,105
Estimated impact on fair value of a 20% decrease	10,169		5,982
Effect on fair value due to change in interest rates
25 basis point increase	$2,491		$2,505
50 basis point increase	4,734		4,822
25 basis point decrease	(2,756)		(2,599)
50 basis point decrease	(5,755)		(5,128)

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

Mortgage loan sales were $249.4 million and $664.7 million for the three and nine months ended September 30, 2026, respectively, compared to $207.7 million and $751.7 million for the three and nine months ended September 30, 2025, respectively. Of the total mortgage loans sold for the three and nine months ended September 30, 2026, the Bank sold $153.4 million and $425.3 million, or 61.5% and 64.0%, respectively, with the servicing rights retained by the Bank, compared to $149.8 million and $490.0 million, or 72.1% and 65.2%, respectively, of the total mortgage loans sold for the three and nine months ended September 30, 2025.

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

Mortgage loans held for sale have historically been comprised of residential mortgage loans awaiting sale in the secondary market, which generally settle in 15 to 45 days. Mortgage loans held for sale were $49.3 million and $61.4 million at September 30, 2026, and December 31, 2025, respectively. Please see Note 12 — Fair Value, under the “Fair Value Option”, section in this Quarterly Report on Form 10-Q for summary of the fair value and the unpaid principal balance of loans held for sale and the changes in fair value of these loans.

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

At September 30, 2026 and 2025, the Company held approximately $247.5 million and $278.3 million, respectively, of the guaranteed portion of SBA loans for sale. The following table details additional SBA activity for the periods presented.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
SBA loan purchases - guaranteed portion	$386,993	$216,952	$1,046,666	$903,538
SBA security pools created - guaranteed portion	417,760	139,710	936,683	646,846
SBA security pools sold into the secondary market	446,520	159,641	959,882	640,839
SBA individual loans sold	5,607	32,272	44,216	91,101

The Company also separately originates SBA loans and sells the guaranteed portions of these loans into the secondary market. The following table details the guaranteed portion of SBA loans for the periods presented.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
SBA loan originations - guaranteed portion sold	$10,531	$8,591	$25,023	$51,217
Gains recognized on sales	996	758	2,325	4,510

Note 19 — Short-Term Borrowings

Securities Sold Under Agreements to Repurchase (“Repurchase agreements”)

Repurchase agreements represent funds received from customers, generally on an overnight or continuous basis, which are collateralized by investment securities owned or, at times, borrowed and re-hypothecated by the Company. At September 30, 2026, and December 31, 2025, our repurchase agreements totaled $217.2 million and $311.4 million, respectively. These borrowings were collateralized with government, government-sponsored enterprise, or state and political subdivision-issued securities with a market value of $268.5 million and $331.5 million at September 30, 2026, and December 31, 2025, respectively. Declines in the value of the collateral would require us to increase the amounts of securities pledged.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Borrowing

The Company has, from time to time, entered into borrowing agreements with the FHLB and FRB. Borrowings under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, investment securities, and commercial real estate loans under a blanket-floating lien.

As of September 30, 2026, the Company had outstanding FHLB borrowings of $300.0 million and no FHLB borrowings as of December 31, 2025. Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at September 30, 2026, were approximately $9.5 billion (collateral value of $6.0 billion) and investment securities and cash pledged were approximately $27.1 million (collateral value of $18.4 million). This allows the Company a total borrowing capacity at the FHLB of approximately $6.0 billion. After accounting for the secured collateral required totaling $18.3 million and $300.0 million in outstanding FHLB advances, the Company had unused net credit available with the FHLB in the amount of approximately $5.7 billion at September 30, 2026. The Company also has a total borrowing capacity at the FRB of $11.9 billion at September 30, 2026, secured by a blanket lien on $16.0 billion (collateral value of $11.9 billion) in net eligible loans of the Company. The Company had no outstanding borrowings with the FRB at September 30, 2026, or December 31, 2025.

Note 20 — Stock Repurchase Program

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock (the “2026 Repurchase Plan”). The 2026 Repurchase Plan replaces the Company’s 2025 stock repurchase program (the "2025 Repurchase Plan"), under which 560,000 shares remained available for repurchase. The 2025 Repurchase Plan was cancelled in connection with the Board’s approval of the 2026 Repurchase Plan. During the nine months ended September 30, 2026, the Company repurchased a total of 2,750,000 shares at a weighted average price of $100.02 per share (including commission paid) pursuant to the 2026 Repurchase Plan. Based on the shares repurchased through the 2026 Repurchase Plan during 2026, the Company accrued an estimated excise tax of approximately $2.4 million at September 30, 2026 to be paid in 2027. This excise tax of 1% on the fair market value of corporate stock repurchased was enacted under the Inflation Reduction Act of 2022 for stock repurchases and is recorded against surplus in shareholders’ equity when accrued. During the nine months ended September 30, 2025, the Company repurchased 440,000 shares at a weighted average price of $97.29 per share pursuant to the 2025 Repurchase Plan.

The Company repurchased 94,500 and 113,025 shares at a cost of $9.6 million and $11.5 million, respectively, during the nine months ended September 30, 2026, and 2025 under other arrangements whereby directors or officers surrender shares to the Company to cover the option cost for stock option exercises or tax liabilities resulting from the vesting of restricted stock awards or restricted stock units.

Note 21 — Segment Reporting

The table below provides net income and net interest margin information about the General Banking Unit. The most significant expenses to the General Banking Unit are deposit and other borrowing interest expense as well as employee compensation. For a description of the Company’s reportable segments and related framework, refer to Note 29 to the Consolidated Financial Statements in the Company’s 2025 Form 10‑K.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Income (GAAP)
Interest income	$864,856	$881,682	$2,519,944	$2,530,752
Interest expense	273,338	281,985	790,872	808,560
Net interest income (a)	591,518	599,697	1,729,072	1,722,192
Provision for credit losses	20,345	5,085	47,072	113,152
Net interest income after provision for credit losses	571,173	594,612	1,682,000	1,609,040
Total noninterest income
Securities losses, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
Other operating noninterest income	93,911	99,086	290,735	271,523
Total noninterest income	93,911	99,086	290,735	271,991
Total noninterest expense
Employee salaries	148,312	136,630	434,924	408,253
Employee commissions	17,782	15,656	53,115	41,210
Employee incentives	39,523	32,612	103,299	95,001
Other salaries and benefits	35,429	34,957	108,871	108,275
Deferred loan costs	(23,809)	(20,707)	(71,942)	(57,618)
Salaries and employee benefits	217,237	199,148	628,267	595,121
Occupancy expense	44,136	40,874	130,316	117,874
Information services expense	29,968	28,988	88,808	90,505
Professional fees	5,898	4,994	16,227	14,361
Amortization of intangibles	20,628	23,426	62,973	71,305
Business development and staff related	10,877	8,907	32,877	22,600
FDIC assessment and other regulatory charges	10,911	8,374	31,921	31,101
Merger and branch consolidation related expense	—	20,889	—	113,274
Other operating expense	35,108	36,742	100,647	100,088
Total noninterest expense	374,763	372,342	1,092,036	1,156,229
Income before income tax provision	290,321	321,356	880,699	724,802
Income tax provision	66,523	74,715	201,059	173,857
Net income (GAAP)	$223,798	$246,641	$679,640	$550,945

Net Interest Margin, Non-Tax Equivalent ("Non-TE") (GAAP)
Average interest earning assets (b)	$62,217,447	$58,727,110	$61,191,513	$57,982,690
Net interest margin, non-TE ((a)/(b)) (GAAP)	3.77%	4.05%	3.78%	3.97%

Note 22 — Subsequent Events

Stock Repurchases

Subsequent to September 30, 2026, the Company repurchased 81,654 shares of the Company’s common stock pursuant to the 2026 Repurchase Plan at a weighted average price of $104.72 per share. As of October 29, 2026, the Company may repurchase up to an additional 2,728,346 shares of common stock under the 2026 Repurchase Plan.

Fourth Quarter 2026 Quarterly Cash Dividend Declaration

On October 21, 2026, the Company announced the declaration of a quarterly cash dividend on its common stock at $0.66 per share. The dividend is payable on November 13, 2026, to shareholders of record as of November 6, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relates to the financial statements contained in this Quarterly Report beginning on page 3. For further information, refer to the MD&A appearing in the Annual Report on Form 10-K for the year ended December 31, 2025. The MD&A section in this Form 10-Q discusses updates to the Company’s business since the year ended December 31, 2025. Results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results for the year ending December 31, 2026, or any future period.

Unless otherwise mentioned or unless the context requires otherwise, references to “SouthState,” the “Company,” “we,” “us,” “our” or similar references mean SouthState Bank Corporation and its consolidated subsidiaries. References to the “Bank” means SouthState Bank Corporation’s wholly owned subsidiary, SouthState Bank, National Association, a national banking association.

Overview

SouthState Bank Corporation is a financial holding company headquartered in Winter Haven, Florida. We provide a wide range of banking services and products to our customers through our Bank. There have been no material changes to the Company’s business or organizational structure during the nine months ended September 30, 2026, except as described below. During the second quarter of 2026, the Company completed the legal dissolution of one of its subsidiaries, SSB Insurance Corp., a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. The Company’s business structure remains otherwise unchanged.

At September 30, 2026, we had approximately $70.4 billion in assets and 6,440 full-time equivalent employees. Through our Bank branches, ATMs and online banking platforms, we provide our customers with a wide range of financial products and services, through an eight (8) state footprint in Alabama, Colorado, Florida, Georgia, North Carolina, South Carolina, Texas, and Virginia.

The following discussion describes our results of operations for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, and also analyzes our financial condition as of September 30, 2026, as compared to December 31, 2025.

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

Critical Accounting Policies

Our consolidated financial statements are prepared based on the application of accounting policies in accordance with GAAP and follow general practices within the banking industry. Our financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Differences in the application of these policies could result in material changes in our consolidated financial position and consolidated results of operations and related disclosures. Understanding our accounting policies is fundamental to understanding our consolidated financial position and consolidated results of operations. There have been no material changes to those policies during the nine months ended September 30, 2026, except as described below.

Allowance for Credit Losses (ACL)

SouthState utilizes economic forecasts provided by a third-party service provider and applies probability weightings to multiple economic scenarios based on management's assessment of economic and market conditions. As a sensitivity analysis, applying a 100% weighting to the adverse scenario would increase the ACL by approximately $207 million, while applying a 100% weighting to the upside scenario would decrease the ACL by approximately $145 million. The adverse scenario reflects recessionary economic conditions, while the upside scenario reflects stronger-than-expected economic performance. This analysis is hypothetical and does not represent management's estimate of expected credit losses as of September 30, 2026.

Results of Operations

Overview

We reported consolidated net income of $223.8 million, or diluted earnings per share (“EPS”) of $2.30, for the third quarter of 2026 compared to consolidated net income of $246.6 million, or diluted EPS of $2.42, in the comparable period of 2025, a 9.3% decrease in consolidated net income and a 5.0% decrease in diluted EPS. During the nine months ended September 30, 2026, we reported consolidated net income of $679.6 million, or diluted EPS of $6.93, compared to consolidated net income of $550.9 million, or diluted EPS of $5.41, in the comparable period of 2025, a 23.4% increase in consolidated net income and a 28.1% increase in diluted EPS. The $22.8 million decrease in consolidated net income for the third quarter of 2026 compared to the same period of 2025 was the net result of the following items:

•
A $16.8 million decrease in interest income, which resulted from a $10.3 million decrease in interest income from loans and loans held for sale and a $13.4 million decrease in interest income on federal funds sold, securities purchased under agreement to resell and interest-bearing deposits, partially offset by a $6.9 million increase in interest income from investment securities. See Net Interest Income and Margin section on page 43 for further discussion.
•
An $8.6 million decrease in interest expense, which resulted from a $1.4 million decrease in interest expense in federal funds purchased and securities sold under agreements to repurchase, a $1.2 million decrease in interest expense from deposits and a $6.0 million decrease in interest expense from corporate and subordinated debentures and other borrowings. See Net Interest Income and Margin section on page 43 for further discussion.
•
A $15.3 million increase in the provision for credit losses, as the Company recorded a provision for credit losses of $20.3 million in the third quarter of 2026 while recording a provision for credit losses of $5.1 million in the third quarter of 2025. The main reason for the increase in the provision for credit losses was higher loan production and net loan growth in the third quarter of 2026 compared to the same period in 2025. During the third quarter of 2026, the Company had loan production of $4.9 billion and net loan growth of $1.2 billion compared to loan production of $3.4 billion and net loan growth of $400.8 million in the third quarter of 2025.
•
A $5.2 million decrease in noninterest income primarily from a decrease in correspondent banking and capital market income of $6.6 million. This decrease was slightly offset by increases in service charges on deposit accounts of $1.0 million and trust and investment services income of $1.7 million. See Noninterest Income section on page 47 for further discussion;
•
A $2.4 million increase in noninterest expense, which resulted primarily from an increase in salaries and employee benefits of $18.1 million, occupancy expense of $3.3 million, FDIC assessment and other regulatory charges of $2.5 million and business development expense of $2.0 million. These increases were partially offset by decreases in merger, branch consolidation, severance related and other restructuring expenses of $20.9 million and a reduction in amortization of intangibles of $2.8 million. See Noninterest Expense section on page 48 for further discussion; and
•
Lower income tax provision of $8.2 million is mostly due to lower pretax book income between the two quarters. The Company recorded pretax book income of $290.3 million in the third quarter of 2026 compared to pretax book income of $321.4 million in the third quarter of 2025. Our effective tax rate was 22.91% for the three months ended September 30, 2026, compared to 23.25% for the three months ended September 30, 2025. See Income Tax Expense section on page 48 for further discussion.

Our quarterly efficiency ratio increased to 51.6% in the third quarter of 2026 compared to 49.9% in the third quarter of 2025. The increase in the efficiency ratio compared to the third quarter of 2025 was the result of a 1.9% decrease in the total tax-equivalent net interest income and noninterest income and a 1.5% increase in noninterest expense (excluding amortization of intangibles). The increase in noninterest expense was mainly due to an increase in salaries and employee benefits related to regular annual salary increases and an increase in the number of employees as a result of a hiring initiative to expand our sales force. The decrease in the total of tax-equivalent net interest income and noninterest income was mainly due to decreases in interest income from federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with banks, loan interest income and correspondent banking and capital markets income compared to the third quarter of 2025.

Basic and diluted EPS were $2.31 and $2.30, respectively, for the third quarter of 2026, compared to $2.44 and $2.42, respectively, for the third quarter of 2025. The decrease in basic and diluted EPS was due to a 9.3% decrease in net income in the third quarter of 2026 compared to the same period in 2025, partially offset by a decrease in average basic common shares of 4.2%. The decrease in net income in the third quarter of 2026 was mainly attributable to a decrease in net interest income of $8.2 million, a decrease in non-interest income of $5.2 million and an increase in the provision for credit losses of $15.3 million. The decrease in average basic common shares was mainly due to the Company repurchasing approximately 4.8 million shares through the Company’s stock repurchase plan since September 30, 2025.

Selected Figures and Ratios

The following table presents selected financial figures and ratios for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average assets (annualized)	1.29%	1.49%	1.34%	1.14%
Return on average equity (annualized)	9.70%	11.04%	10.00%	8.50%
Return on average tangible equity (annualized)*	16.60%	19.62%	17.26%	15.80%
Dividend payout ratio	28.60%	24.59%	26.66%	30.89%
Equity to assets ratio	12.84%	13.64%	12.84%	13.64%
Average shareholders’ equity	$9,154,347	$8,867,408	$9,088,581	$8,661,013

* Denotes a non-GAAP financial measure. The section titled “Reconciliation of GAAP to non-GAAP” below provides a table that reconciles GAAP measures to non-GAAP measures.

Net Interest Income and Margin

Net interest income is the Company’s principal source of income and a key driver of overall financial performance. Net interest income and net interest margin are affected by the level and mix of interest-earning assets and interest-bearing liabilities, as well as changes in long-term and short-term market interest rates. On September 16, 2026, the Federal Reserve increased the target federal funds rate by 25 basis points to a range to 3.75% to 4.00%, which remained in effect as of September 30, 2026. This followed reductions totaling 75 basis points in the second half of 2025. Despite the September 2026 increase in the federal funds target range, interest rate conditions during the third quarter of 2026 were lower compared to the third quarter of 2025, impacting both asset yields and funding costs.

The decline in non-tax equivalent and the Tax Equivalent (“TE”) net interest margin of 28 basis points in the third quarter of 2026 compared to the same quarter of 2025 primarily reflected lower yields on interest-earning assets, driven by reduced loan accretion income and a lower interest rate environment, partially offset by lower funding costs and balance-sheet mix changes.

•
Lower non-TE yield on interest-earning assets was primarily driven by lower loan yields, largely attributable to continued runoff of acquired loans and a reduction in loan accretion income of approximately $56.3 million. The average balance of higher-yielding acquired loans decreased by $3.3 billion, while the yield on acquired loans declined by 146 basis points. The non-TE yield on federal funds sold and interest-earning deposits with banks decreased by 98 basis points, and non-TE yield on non-acquired loans slightly decreased by 2 basis points in the comparatively lower interest environment. These effects were partially offset by a change in asset mix, as the average balance of lower-yielding assets, such as federal funds sold and interest-earning deposits with banks, declined while the average balance of higher yielding loans and investment securities increased.
•
Funding costs declined during the third quarter of 2026, primarily due to a lower interest rate environment, which reduced rates across all interest-bearing deposits, federal funds purchased, securities sold with agreements to repurchase, and corporate and subordinated debentures categories. Overall, the Company’s cost of funds, including noninterest-bearing deposits, declined by 16 basis points to 1.88% compared to the three months ended September 30, 2025.

The tables below summarize the analysis of changes in interest income and interest expense for the three and nine months ended September 30, 2026, and 2025 and net interest margin on a tax equivalent basis:

	Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,226,660	$9,861	3.19%	$2,212,239	$23,271	4.17%
Investment securities (taxable) (1)	8,179,276	73,908	3.58%	7,786,386	69,549	3.54%
Investment securities (tax-exempt) (1)	1,086,415	8,987	3.28%	838,284	6,480	3.07%
Loans held for sale	249,878	4,274	6.79%	289,884	5,067	6.93%
Acquired loans, net	12,141,117	200,784	6.56%	15,440,538	311,953	8.02%
Non-acquired loans	39,334,101	567,042	5.72%	32,159,779	465,362	5.74%
Total interest-earning assets	62,217,447	864,856	5.51%	58,727,110	881,682	5.96%
Noninterest-Earning Assets:
Cash and due from banks	523,954			567,823
Other assets	6,638,547			6,812,790
Allowance for credit losses	(585,424)			(618,179)
Total noninterest-earning assets	6,577,077			6,762,434
Total Assets	$68,794,524			$65,489,544

Interest-Bearing Liabilities:
Transaction and money market accounts	$32,634,509	$189,191	2.30%	$29,623,457	$187,627	2.51%
Savings deposits	2,794,029	1,655	0.24%	2,879,488	1,940	0.27%
Certificates and other time deposits	7,493,938	65,205	3.45%	7,310,133	67,704	3.67%
Federal funds purchased	266,686	2,455	3.65%	331,707	3,640	4.35%
Securities sold with agreements to repurchase	260,312	1,319	2.01%	281,395	1,527	2.15%
Corporate and subordinated debentures	696,819	12,564	7.15%	974,992	19,547	7.95%
Other borrowings	94,566	949	3.98%	—	—	—%
Total interest-bearing liabilities	44,240,859	273,338	2.45%	41,401,172	281,985	2.70%
Noninterest-Bearing Liabilities:
Demand deposits	13,500,596			13,541,840
Other liabilities	1,898,722			1,679,124
Total noninterest-bearing liabilities (“Non-IBL”)	15,399,318			15,220,964
Shareholders’ equity	9,154,347			8,867,408
Total Non-IBL and shareholders’ equity	24,553,665			24,088,372
Total Liabilities and Shareholders’ Equity	$68,794,524			$65,489,544

Net Interest Income and Margin (Non-Tax Equivalent)		$591,518	3.77%		$599,697	4.05%
Net Interest Margin (Tax Equivalent)			3.78%			4.06%

Total Deposit Cost (without debt and other borrowings)			1.80%			1.91%
Overall Cost of Funds (including demand deposits)			1.88%			2.04%

(1)
Investment securities (taxable) and (tax-exempt) include trading securities.

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest Earned/Paid	Average Yield/Rate	Average Balance	Interest Earned/Paid	Average Yield/Rate
Interest-Earning Assets:
Federal funds sold and interest-earning deposits with banks	$1,495,784	$37,890	3.39%	$2,098,769	$65,650	4.18%
Investment securities (taxable) (1)	8,212,099	219,240	3.57%	7,618,874	191,499	3.36%
Investment securities (tax-exempt) (1)	1,021,552	24,492	3.21%	870,182	20,132	3.09%
Loans held for sale	253,226	12,607	6.66%	249,666	13,574	7.27%
Acquired loans, net	13,015,770	650,639	6.68%	16,415,733	926,270	7.54%
Non-acquired loans	37,193,082	1,575,076	5.66%	30,729,466	1,313,627	5.72%
Total interest-earning assets	61,191,513	2,519,944	5.51%	57,982,690	2,530,752	5.84%
Noninterest-Earning Assets:
Cash and due from banks	538,787			578,855
Other assets	6,711,280			6,831,628
Allowance for credit losses	(584,668)			(613,949)
Total noninterest-earning assets	6,665,399			6,796,534
Total Assets	$67,856,912			$64,779,224

Interest-Bearing Liabilities:
Transaction and money market accounts	$32,081,720	$541,864	2.26%	$29,287,861	$538,057	2.46%
Savings deposits	2,811,165	4,935	0.23%	2,901,983	5,895	0.27%
Certificates and other time deposits	7,299,044	191,990	3.52%	7,218,122	200,868	3.72%
Federal funds purchased	283,639	7,706	3.63%	338,595	11,062	4.37%
Securities sold with agreements to repurchase	290,957	4,356	2.00%	288,952	4,420	2.05%
Corporate and subordinated debentures	696,711	37,587	7.21%	850,463	47,610	7.48%
Other borrowings	83,518	2,434	3.90%	19,692	648	4.40%
Total interest-bearing liabilities	43,546,754	790,872	2.43%	40,905,668	808,560	2.64%
Noninterest-Bearing Liabilities:
Demand deposits	13,460,836			13,559,656
Other liabilities	1,760,741			1,652,887
Total noninterest-bearing liabilities (“Non-IBL”)	15,221,577			15,212,543
Shareholders’ equity	9,088,581			8,661,013
Total Non-IBL and shareholders’ equity	24,310,158			23,873,556
Total Liabilities and Shareholders’ Equity	$67,856,912			$64,779,224

Net Interest Income and Margin (Non-Tax Equivalent)		$1,729,072	3.78%		$1,722,192	3.97%
Net Interest Margin (Tax Equivalent)			3.78%			3.98%

Total deposit cost (without debt and other borrowings)			1.77%			1.88%
Overall Cost of Funds (including demand deposits)			1.85%			1.98%

(1)
Investment securities (taxable) and (tax-exempt) include trading securities.

Investment Securities

The interest earned on investment securities increased in the three and nine months ended September 30, 2026, compared to the same periods in 2025, primarily due to a higher average balance in investment securities and a modest increase in the yield on the investment portfolio. The average balance of investment securities for the three and nine months ended September 30, 2026 increased by approximately $641.0 million and $744.6 million, respectively, compared to the same periods in 2025. The Company has increased the size of the investment securities portfolio commensurate with the growth in the balance sheet. The improvement in the yield is a result of the reinvestment and repositioning strategies executed in the first quarter of 2025.

Loans

Interest earned on loans held for investment decreased during the three and nine months ended September 30, 2026, from the comparable periods in 2025. Some key highlights for the quarter ended September 30, 2026, are outlined below:

•
Our non-TE yield on total loans decreased 56 basis points in the third quarter of 2026 compared to the same period in 2025.
o
The yield on the acquired loan portfolio decreased 146 basis-point in the third quarter of 2026 compared to the same period in 2025.
▪
The decrease in interest income on acquired loans was primarily attributable to continued paydowns, pay-offs and renewals of acquired loans that were moved to our non-acquired loan portfolio, as well as a decrease in loan accretion of approximately $56.3 million and $109.8 million, respectively for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The loan accretion is primarily related to the loan portfolio acquired from Independent.
o
The yield on the non-acquired loan portfolio decreased 2 basis points in the third quarter of 2026 compared to the same period in 2025.
▪
The decline in the yield on non-acquired loans primarily reflects the impact of new and renewed loans originating at comparatively lower rates in the current rate environment compared to the same period in 2025. The growth in interest income on non-acquired loans was attributable to organic loan growth and renewals of matured acquired loans that were moved to our non-acquired loan portfolio.

Interest-Bearing Liabilities

The quarter-to-date average balance of interest-bearing liabilities increased in the third quarter of 2026 compared to the same period in 2025, while the cost of interest-bearing liabilities decreased, reflecting lower market interest rates across most deposit and borrowing categories. Some key highlights for the quarter ended September 30, 2026, compared to the same period in 2025 include:

•
The cost of interest-bearing deposits declined to 2.37% for the third quarter of 2026, compared to 2.56% for the same period in 2025.
o
Interest expense on interest-bearing deposits decreased, as the effect of lower interest rates paid across all deposit categories outweighed the growth in the average balance of transaction and money market accounts and certificates and other time deposits.
•
The average cost and interest expense of federal funds purchased decreased, reflecting both a lower average balance and lower costs in the lower interest rate environment.
•
The average cost and interest expense of corporate and subordinated debentures decreased. The decreases reflect the continued net effect of debt redemptions and subsequent subordinated debt issuances following prior-period debt assumed in the Independent acquisition along with the lower interest rate environment.
•
The average cost of other borrowings was 3.98% with an average balance of $94.6 million for the third quarter of 2026. The Company had no significant other borrowings during the third quarter of 2025.

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

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. Average noninterest-bearing deposits decreased $41.2 million, or 0.3%, to $13.5 billion in the third quarter of 2026 compared to the same period in 2025. The decrease in the average balance of noninterest bearing deposits primarily reflects a continued shift in customer funds to interest-bearing transactional and money market deposit accounts.

Noninterest Income

Noninterest income provides us with additional revenues that are significant sources of income. For the three months ended September 30, 2026, and 2025, noninterest income comprised 13.7%, and 14.2%, respectively, of total net interest income and noninterest income. For the nine months ended September 30, 2026, and 2025, noninterest income comprised 14.4%, and 13.6%, respectively, of total net interest income and noninterest income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges on deposit accounts	$27,962	$26,933	$80,540	$76,552
Debit, prepaid, ATM and merchant card related income	14,849	15,639	42,538	39,822
Mortgage banking income	5,630	5,462	21,536	19,135
Trust and investment services income	15,838	14,157	45,473	43,508
Correspondent banking and capital markets income	14,564	21,204	56,802	44,516
Securities losses, net	—	—	—	(228,811)
Gain on sale-leaseback, net of transaction costs	—	—	—	229,279
SBA income	1,672	1,683	4,436	7,345
Bank owned life insurance income	9,929	10,597	29,047	29,949
Other	3,467	3,411	10,363	10,696
Total noninterest income	$93,911	$99,086	$290,735	$271,991

Noninterest income decreased during the third quarter of 2026 compared to the same period in 2025. This quarterly change in total noninterest income resulted from the following:

•
Correspondent banking and capital markets income was lower, primarily attributable to a $4.0 million decrease in income generated from the sale of customer swap ARC hedges, reflecting decreased hedging activity as commercial borrowers showed less demand to convert variable-rate loans to fixed rates. The decrease was also driven by higher expense associated with variation margin payments for centrally cleared swaps where we recorded an expense of $5.6 million in the third quarter of 2026 compared to an expense of $4.3 million in the third quarter of 2025. In addition, other operational revenue was lower by approximately $2.4 million.

Noninterest income increased during the nine months ended September 30, 2026 compared to the same period in 2025. The categories and explanations for the fluctuations year-to-date, except the items discussed below, are similar to the ones noted above in the quarterly comparison.

•
Service charges on deposit accounts were higher mainly attributable to deposit fee income from the growth in deposit accounts.
•
Debit, prepaid, ATM and merchant card related income was higher in 2026 compared to 2025 mainly due to higher bank card and ATM related fee income of $4.6 million.
•
Mortgage banking income was higher in 2026 compared to 2025, as an increase in mortgage servicing related income was partially offset by a decrease in secondary market mortgage income. Mortgage production increased from $1.7 billion in the first nine months of 2025 to $2.5 billion in the first nine months of 2026. During the first nine months of 2026, we sold 26% of our mortgage production to the secondary market versus 41% during the same period in 2025.
o
The mortgage servicing related income, net of the hedge, increased mainly due to a $6.0 million increase in the change in fair value of the MSR, including decay. The increase in fair value of the MSR between the comparable periods was primarily due to an increase in the change in fair value from interest rates of $25.8 million, offset by decreases from gains/losses on the MSR hedge of $17.5 million and an increase in MSR decay of $2.3 million.
o
Mortgage income from the secondary market decreased between the comparable periods resulting from a $2.6 million decrease in gain on sale of mortgage loans, which is net of the commission expense related to mortgage production, and a $3.2 million decrease in the change in fair value of the pipeline and loans held for sale, partially offset by an increase in MBS forward trades of $2.6 million. Mortgage commission expense was $5.6 million in 2026 compared to $6.0 million in 2025.
•
Trust and investment services income increased in 2026 compared to 2025, as assets under management have increased by $645.9 million, or 6.3%, in that same time frame.
•
During the first quarter of 2025, the Company recorded net losses on the sales of investment securities, excluding the sales of investment securities acquired from Independent, substantially offset by a gain on the sale of bank properties, net of transaction costs, from a sale-leaseback transaction completed in February 2025.

•
SBA income was lower primarily attributable to lower gains on the sale of SBA loans of $2.1 million. SBA income includes changes in the fair value of the servicing asset, loan servicing fees and gains on sale of SBA loans.

Noninterest Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Salaries and employee benefits	$217,237	$199,148	$628,267	$595,121
Occupancy expense	44,136	40,874	130,316	117,874
Information services expense	29,968	28,988	88,808	90,505
OREO and loan related expense	3,106	5,427	8,436	9,506
Amortization of intangibles	20,628	23,426	62,973	71,305
Business development and staff related expense	10,877	8,907	32,877	22,600
Supplies, printing and postage expense	3,472	3,278	10,611	10,376
Professional fees	5,898	4,994	16,227	14,361
FDIC assessment and other regulatory charges	10,911	8,374	31,921	31,101
Advertising and marketing	4,178	2,980	11,339	8,280
Merger, branch consolidation, severance-related, and other expense	—	20,889	—	113,274
Other	24,352	25,057	70,261	71,926
Total noninterest expense	$374,763	$372,342	$1,092,036	$1,156,229

Noninterest expense increased by $2.4 million, or 0.7%, in the third quarter of 2026 compared to the same period in 2025, primarily resulted from the following expenses:

•
Salaries and employee benefits increased primarily due to higher commission and incentive expense of $9.8 million, as well as an increase in salary expense of $7.9 million, resulting primarily from merit increases and an increase in the number of employees due to growth in sales force.
•
Occupancy expense increased in the third quarter of 2026 compared to the same period in 2025, due mainly to increases in lease expenses and building occupancy expense, including related depreciation, of $1.3 million and $1.0 million, respectively.
•
OREO expense and loan related expense decreased primarily due to a $2.6 million decrease in losses on sales of OREO.
•
Amortization of intangibles decreased by $2.8 million, or 11.9%, due to lower amortization expense related to the core deposit intangible recognized in connection with the Independent acquisition, which is subject to accelerated amortization in the earlier periods of its estimated life.
•
Business development and staff related expense increased due mainly to higher employee travel and entertainment, and recruitment-related costs of approximately $1.5 million.
•
FDIC assessment and other regulatory charges increased primarily due to an increase in the FDIC assessment rate reflecting changes in the Company’s size and complexity along with the effects from the increase in the Company’s total average assets, classified assets and higher-risk assets.
•
The Company did not record merger, branch consolidation, severance related and other expense in the third quarter of 2026. During the third quarter of 2025, the Company recorded $20.9 million of such expenses, primarily associated with the Independent acquisition.

Noninterest expense decreased by $64.2 million, or 5.6%, during the nine months ended September 30, 2026, compared to the same period in 2025. The categories and explanations for the year-to-date fluctuations are generally consistent with those discussed in the quarterly comparison above, except as noted below, which slightly offset the total noninterest expense decrease.

•
Advertising and marketing increased in 2026 compared to the same period in 2025. The increase was primarily attributable to increased digital marketing brand awareness and public relations initiatives.

Income Tax Expense

Our effective tax rate was 22.91% for the three months ended September 30, 2026, compared to 23.25% for the three months ended September 30, 2025. The decrease in the effective rate for the current quarter, when compared to the same period in the prior year, was driven primarily by lower non-deductible executive compensation during the current quarter, as well as non-deductible merger expenses recognized in the third quarter of 2025 related to the acquisition of Independent completed on January 1, 2025. In addition, there was an increase in tax-exempt interest income in the current quarter compared to the same period in 2025. This was partially offset by a decrease in the cash surrender value of BOLI policies in the third quarter of 2026 compared to the third quarter of 2025.

Our effective tax rate for the first nine months of the year was 22.83% compared to 23.99% for the first nine months of 2025. The decrease in the year-to-date effective tax rate compared to the same period of 2025 was due primarily to a reduction in non-deductible executive compensation, an increase in tax-exempt interest income and a decrease in non-deductible FDIC premiums. In addition to these items, there was a $5.6 million remeasurement of the Company’s deferred tax balances resulting from the acquisition of Independent in the first quarter of 2025.

Segment Reporting

As discussed in Note 21 — Segment Reporting, the Company’s operations are managed and financial performance is evaluated on an organization-wide basis, and the Company’s banking and finance operations are considered by management to constitute one reportable operating segment, the General Banking Unit. There have been no material changes to the Company’s segment structure during the nine months ended September 30, 2026.

The table below provides PPNR and TE NIM information of the General Banking Unit.

Pre-Provision Net Revenue and Tax Equivalent Net Interest Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars and shares in thousands except for per share amounts)	2026	2025	2026	2025
PPNR (Non-GAAP)
Net Income (GAAP) (a)	$223,798	$246,641	$679,640	550,945
Plus:
Provision for credit losses	20,345	5,085	47,072	113,152
Income tax provision	66,523	74,715	201,059	173,857
PPNR (Non-GAAP) (b)	$310,666	$326,441	$927,771	$837,954

PPNR, Adjusted (Non-GAAP)
PPNR (Non-GAAP)	$310,666	$326,441	$927,771	$837,954
Less:
Gain on sale leaseback, net of transaction costs	—	—	—	(229,279)
Plus:
Securities losses, net	—	—	—	228,811
Merger, branch consolidation, severance-related, and other expense	—	20,889	—	113,274
PPNR, adjusted (Non-GAAP) (d)	$310,666	$347,330	$927,771	$950,760

PPNR per Share (Non-GAAP)
Diluted weighted-average common share outstanding (c)	97,429	101,735	98,002	101,807
Earnings per common share - Diluted ((a)/(c)) (GAAP)	$2.30	$2.42	$6.93	$5.41

PPNR per share ((b)/(c)) (Non-GAAP)	$3.19	$3.21	$9.47	$8.23

Adjusted PPNR per Share (Non-GAAP)
Adjusted PPNR per share ((d)/(c)) (Non-GAAP)	$3.19	$3.41	$9.47	$9.34

Net Interest Margin, Tax Equivalent ("TE") (Non-GAAP)
Average interest earning assets (e)	$62,217,447	$58,727,110	$61,191,513	$57,982,690

Net interest income (f)	591,518	599,697	1,729,072	1,722,192
Net interest margin, non-TE ((f)*/(e)) (GAAP)	3.77%	4.05%	3.78%	3.97%
TE adjustment (g)	769	718	2,280	2,174
Net interest margin, TE (((f)+(g))*/(e)) (Non-GAAP)	3.78%	4.06%	3.78%	3.98%

* Annualized

Analysis of Financial Condition

Summary

Our total assets increased approximately $3.2 billion, or 4.8%, from December 31, 2025, to September 30, 2026, to approximately $70.4 billion. Within total assets, cash and cash equivalents decreased by $197.9 million, or 6.2%, net loans increased $3.5 billion, or 7.2%, while investment securities decreased $9.4 million, or 0.1%, during the period. Within total liabilities, deposits grew $2.5 billion, or 4.5%, and federal funds purchased and securities sold under agreements to repurchase decreased by $120.0 million, or 19.4%. Total corporate and subordinated debentures and other borrowings increased by $300.3 million, or 43.1%. Total shareholder’s equity decreased $11.8 million, or 0.1%. The decrease in cash and cash equivalents was due to the funding of loan growth in the first nine months of 2026. The increase in deposits was related to a $485.2 million increase in interest-bearing checking accounts, a $989.5 million increase in money market accounts and a $992.8 million increase in time deposits, which included a $1.1 billion increase in brokered time deposits. The increase in loans was driven by organic growth. Our loan to deposit ratio was 90% and 88% at September 30, 2026 and December 31, 2025, respectively, while our percentage of noninterest-bearing deposit accounts to total deposits was 23% and 24% at September 30, 2026, and December 31, 2025, respectively.

Investment Securities

We use investment securities, our second largest category of earning assets, to generate interest income, provide liquidity, fund loan demand or deposit liquidation, and to pledge as collateral for public funds deposits, repurchase agreements, derivative exposures and to augment borrowing capacity at the Federal Reserve Bank of Atlanta, and the Federal Home Loan Bank of Atlanta. At September 30, 2026 and December 31, 2025, investment securities totaled $8.7 billion. The Bank purchased $3.4 billion of investment securities during the nine months ended September 30, 2026 mostly from reinvesting funds provided by the paydowns, maturities and calls of investment securities. The increases in investment securities were partially offset by reductions from maturities, calls, sales and paydowns of investment securities totaling $3.1 billion and the net amortization of premiums of $8.4 million during the nine months ended September 30, 2026. At September 30, 2026, approximately 73.4% of the investment portfolio was classified as available for sale, approximately 21.9% was classified as held to maturity and approximately 4.7% was classified as other investments.

At September 30, 2026, the unrealized net losses of the available for sale securities portfolio was $718.5 million, or 10.1%, below its amortized cost basis, compared to an unrealized net loss of $382.8 million, or 5.7%, at December 31, 2025. At September 30, 2026, the unrealized net loss of the held to maturity securities portfolio was $386 million, or 20.3%, below its amortized cost basis, compared to an unrealized net loss of $315.2 million, or 15.4%, at December 31, 2025.

The following is the combined amortized cost and fair value of investment securities available for sale and held for maturity, aggregated by credit quality indicator:

(Dollars in thousands)	Amortized Cost	Fair Value	Unrealized Net Loss	AAA – A	Not Rated
September 30,2026
U.S. Government agencies	$132,891	$111,442	$(21,449)	$132,891	$—
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	3,118,184	2,671,274	(446,910)	89	3,118,095
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises *	2,420,176	2,244,429	(175,747)	—	2,420,176
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises *	1,460,936	1,281,528	(179,408)	133,209	1,327,727
State and municipal obligations	1,275,798	1,035,036	(240,762)	1,267,840	7,958
Small Business Administration loan-backed securities	586,160	546,872	(39,288)	586,160	—
Corporate securities	23,000	22,004	(996)	—	23,000
	$9,017,145	$7,912,585	$(1,104,560)	$2,120,189	$6,896,956

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

At September 30, 2026, we had 1,273 investment securities including both available for sale and held to maturity, in an unrealized loss position, which totaled $1.1 billion. At December 31, 2025, we had 1,073 investment securities, including both available for sale and held to maturity, in an unrealized loss position, which totaled $737.2 million. The total number of investment securities with an unrealized loss position increased by 200 securities, while the total dollar amount of the unrealized loss increased by $367.7 million. The increase in the number of securities in a loss position and level of unrealized losses during the quarter was mainly due to recent changes in market interest rates and expectations of future Federal Reserve Bank rate increases due to inflationary pressures.

All investment securities in an unrealized loss position as of September 30, 2026, continue to perform as scheduled. We have evaluated the securities and have determined that the decline in fair value, relative to its amortized cost, is not due to credit-related factors. In addition, we have the ability and intent to hold these securities within the portfolio until maturity or until the value recovers, and we believe that it is more likely than not that we will not be required to sell these securities prior to recovery. We continue to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of our securities may be sold or would require a charge to earnings as a provision for credit losses in such periods. Any charges as a provision for credit losses related to investment securities could impact cash flow, tangible capital or liquidity.

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

The following table presents a summary of our investment portfolio by contractual maturity and related yield as of September 30, 2026:

	Due In 1 Year or Less		Due After 1 Thru 5 Years		Due After 5 Thru 10 Years		Due After 10 Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity (amortized cost)
U.S. Government agencies	$—	—%	$57,924	1.82%	$74,967	1.66%	$—	—%	$132,891	1.73%
Residential mortgage-backed securities issued by U.S.
government agencies or sponsored enterprises	—	—	44,459	2.09	108,609	1.14	901,683	1.82	1,054,751	1.76
Residential collateralized mortgage-obligations issued by U.S.
government agencies or sponsored enterprises	—	—	—	—	—	—	355,715	2.51	355,715	2.51
Commercial mortgage-backed securities issued by U.S.
government agencies or sponsored enterprises	35,395	0.94	51,563	1.14	114,200	1.46	117,622	2.33	318,780	1.67
Small Business Administration loan-backed securities	—	—	—	—	—	—	43,162	1.20	43,162	1.20
Total held to maturity	$35,395	0.94%	$153,946	1.67%	$297,776	1.39%	$1,418,182	2.02%	$1,905,299	1.87%
Available for Sale (fair value)
U.S. Government treasuries	—	—%	—	—%	—	—%	—	—%	—	—%
U.S. Government agencies	—	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities issued by U.S.
government agencies or sponsored enterprises	$50	2.58%	$20,285	2.06%	$136,013	3.16%	$1,679,656	3.76%	$1,836,004	3.69%
Residential collateralized mortgage-obligations issued by U.S.
government agencies or sponsored enterprises	96	2.44	38,867	4.78	102,989	4.88	1,816,692	4.54	1,958,644	4.56
Commercial mortgage-backed securities issued by U.S.
government agencies or sponsored enterprises	19,351	1.84	345,730	4.16	480,713	3.45	182,725	2.26	1,028,519	3.45
State and municipal obligations	9,442	3.42	28,888	3.14	235,435	2.78	761,271	3.67	1,035,036	3.45
Small Business Administration loan-backed securities	4,401	2.52	6,448	4.74	191,756	4.35	310,497	3.23	513,102	3.66
Corporate securities	—	—	9,899	6.82	12,105	4.29	—	—	22,004	5.43
Total available for sale	$33,340	2.38%	$450,117	4.12%	$1,159,011	3.57%	$4,750,841	3.95%	$6,393,309	3.88%
Total other investments	$—	—%	$—	—%	$—	—%	$407,172	3.17%	$407,172	3.17%
Total investment securities	$68,735	1.64%	$604,063	3.50%	$1,456,787	3.12%	$6,576,195	3.48%	$8,705,780	3.41%
Percent of total	1%		7%		18%		74%
Cumulative percent of total	1%		8%		28%		100%

(1)
Yields on tax exempt income have been presented on a taxable equivalent basis in the table above.
(2)
FRB, FHLB and other non-marketable equity securities have no set maturity date and are classified in “Due after 10 Years.”
(3)
The total values presented in the table above represent total fair value for available for sale and amortized cost for held to maturity.

Approximately 85.6% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of U.S. Treasury securities, U.S. Government agency securities, and U.S. Government Agency Mortgage-backed securities. These securities may be pledged to the Federal Home Loan Bank of Atlanta or the Federal Reserve Bank of Atlanta Discount Window. Approximately 14.1% (based on amortized cost) of the investment portfolio (excluding other investment securities) is comprised of municipal securities. A portion of the municipal bond portfolio may be pledged to the Federal Home Loan Bank of Atlanta subject to their credit approval. Approximately 99% of the municipal bond portfolio has ratings in the Single A or higher category.

As of September 30, 2026, the portfolio had an effective duration of 4.99 years. We continue to monitor duration risk and seek to align duration within our risk appetite.

The following table presents a summary of our investment portfolio duration for the periods presented:

	September 30, 2026		December 31, 2025
(Dollars in thousands, duration in years)	Amount	Duration	Amount	Duration
Held to Maturity (amortized cost)
U.S. Government agencies	$132,891	5.00	$132,913	5.62
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,054,751	6.11	1,153,024	6.06
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	355,715	6.91	379,107	6.63
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	318,780	4.72	336,910	5.05
Small Business Administration loan-backed securities	43,162	5.77	46,076	5.99
Total held to maturity	$1,905,299	5.94	$2,048,030	5.97
Available for Sale (fair value)
Residential mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	$1,836,004	4.68	$1,698,108	4.43
Residential collateralized mortgage-obligations issued by U.S. government
agencies or sponsored enterprises	1,958,644	3.46	2,185,584	2.54
Commercial mortgage-backed securities issued by U.S. government
agencies or sponsored enterprises	1,028,519	4.02	832,449	4.55
State and municipal obligations	1,035,036	8.60	1,007,412	7.79
Small Business Administration loan-backed securities	513,102	2.45	568,433	2.19
Corporate securities	22,004	0.31	21,770	0.51
Total available for sale	$6,393,309	4.74	$6,313,756	4.22

Other Investments

Other investment securities include primarily our investments in FHLB and FRB stock with no readily determinable market value. Accordingly, when evaluating these securities for impairment, management considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. As of September 30, 2026, we determined that there was no impairment on our other investment securities. As of September 30, 2026, other investment securities represented approximately $407.2 million, or 0.58% of total assets, and primarily consists of FHLB and FRB stock which totals $266.7 million, or 0.38% of total assets. There were no gains or losses on the sales of these securities for the three and nine months ended September 30, 2026, and 2025, respectively.

Trading Securities

We have a trading portfolio associated with our Correspondent Banking Division and its subsidiary SouthState Securities Corp. This portfolio is carried at fair value and realized and unrealized gains and losses are included in trading securities revenue, a component of Correspondent Banking and Capital Markets Income in our Consolidated Statements of Income. Securities purchased for this portfolio have primarily been municipal bonds, treasuries and mortgage-backed agency securities, which are held for short periods of time and totaled $141.5 million and $110.2 million at September 30, 2026, and December 31, 2025.

Loans Held for Sale

The balance of loans held for sale decreased $48.5 million from December 31, 2025, to $296.8 million on September 30, 2026. Loans held for sale at September 30, 2026 and December 31, 2025 consisted of mortgage and SBA loans held for sale.

The Company purchases the guaranteed portions of SBA loans from third-party originators with the intent to aggregate the guaranteed portion of the SBA loans into pools with similar characteristics to create a security representing an interest in those pools through the SBA’s fiscal transfer agent. SBA loans held for sale totaled $247.5 million at September 30, 2026 compared to $283.9 million at December 31, 2025. See Note 18 — Small Business Administration (“SBA”) Loans Held for Sale for more information.

Mortgage loans held for sale totaled $49.3 million at September 30, 2026, a decrease of $12.1 million compared to $61.4 million at December 31, 2025. Total mortgage production was $818.8 million in the third quarter of 2026 compared to $1.0 billion in the second quarter of 2026. The decrease in production from the prior quarter was mainly due to the increase in mortgage rates in the third quarter of 2026 as the 30 year mortgage fixed rate increased approximately 75 to 85 basis points during the quarter. The percentage of mortgage production sold into the secondary market decreased in the third quarter of 2026 to 28% from 33% in the second quarter of 2026. The allocation of mortgage production between portfolio and secondary market depends on the Company’s liquidity, market spreads and rate changes during each period and will fluctuate over time.

Loans

The following table presents a summary of the loan portfolio by category (excludes loans held for sale):

LOAN PORTFOLIO (Dollars in thousands)	September 30, 2026	% of Total	December 31, 2025	% of Total
Acquired loans:
Acquired - non-purchased credit deteriorated loans:
Construction and land development	$387,455	0.8%	$580,657	1.2%
Commercial non-owner-occupied	4,123,224	7.9%	4,766,211	9.9%
Commercial owner-occupied real estate	1,721,101	3.3%	1,982,641	4.1%
Consumer owner-occupied	1,044,227	2.0%	1,171,043	2.4%
Home equity loans	172,666	0.3%	209,048	0.5%
Commercial and industrial	1,243,620	2.4%	1,789,588	3.7%
Other income producing property	551,578	1.1%	672,593	1.4%
Consumer non real estate	47,136	0.1%	60,528	0.1%
Other	104	—%	105	—%
Total acquired - non-purchased credit deteriorated loans	9,291,111	17.9%	11,232,414	23.1%
Acquired - purchased credit deteriorated loans (PCD):
Construction and land development	59,091	0.1%	106,815	0.2%
Commercial non-owner-occupied	1,683,392	3.2%	1,960,076	4.0%
Commercial owner-occupied real estate	392,811	0.8%	486,118	1.0%
Consumer owner-occupied	165,947	0.3%	186,905	0.4%
Home equity loans	15,990	—%	18,797	—%
Commercial and industrial	76,548	0.2%	148,089	0.3%
Other income producing property	42,316	0.1%	49,090	0.1%
Consumer non real estate	17,972	—%	21,609	—%
Total acquired - purchased credit deteriorated loans (PCD)	2,454,067	4.7%	2,977,499	6.1%
Total acquired loans	11,745,178	22.6%	14,209,913	29.2%
Non-acquired loans:
Construction and land development	2,470,586	4.8%	1,860,888	3.8%
Commercial non-owner-occupied	12,089,909	23.2%	9,925,473	20.4%
Commercial owner-occupied real estate	5,837,899	11.2%	5,108,232	10.5%
Consumer owner-occupied	8,159,990	15.7%	7,260,486	14.9%
Home equity loans	1,784,585	3.4%	1,603,944	3.3%
Commercial and industrial	8,484,439	16.3%	7,243,731	14.9%
Other income producing property	589,440	1.1%	510,470	1.1%
Consumer non real estate	884,532	1.7%	873,129	1.8%
Other	6,535	—%	2,261	—%
Total non-acquired loans	40,307,915	77.4%	34,388,614	70.8%
Total loans (net of unearned income)	$52,053,093	100.0%	$48,598,527	100.0%

Total loans, net of deferred loan costs and fees (excluding loans held for sale), increased during the first nine months of 2026 by $3.5 billion, or 9.5% annualized, to $52.1 billion at September 30, 2026. Our non-acquired loan portfolio increased by $5.9 billion, or 23.0% annualized, mainly driven by organic growth and renewals of acquired loans that are moved to our non-acquired loan portfolio. Commercial non-owner-occupied loans, commercial and industrial loans, consumer owner-occupied loans, commercial owner-occupied real estate loans and construction and land development loans led the way with $2.2 billion, $1.2 billion, $899.5 million, $729.7 million and $609.7 million in year-to-date loan growth, respectively, or 29.2%, 22.9%, 16.6%, 19.1% and 43.8% annualized growth, respectively. The acquired loan portfolio decreased by $2.5 billion, or 23.2% annualized. This decline in acquired loans was due to paydowns and payoffs in both the PCD and Non-PCD loan categories along with renewals of acquired loans that were moved to our non-acquired loan portfolio. The main categories that decreased were commercial non-owner-occupied loans, commercial and industrial loans, commercial owner-occupied real estate loans, construction and land development loans and consumer owner-occupied loans which decreased by $919.7 million, $617.5 million, $354.8 million, $240.9 million and $147.8 million, respectively, during the first nine months of 2026. Acquired loans as a percentage of total loans decreased to 22.6% and non-acquired loans as a percentage of the overall portfolio increased to 77.4% at September 30, 2026. This compares to acquired loans as a percentage of total loans of 29.2% and non-acquired loans as a percentage of total loans of 70.8% at December 31, 2025.

Total commercial non-owner-occupied loans of $17.9 billion, approximately 34.4% of the total loans held for investment, was the largest category of the loan portfolio as of September 30, 2026. As of September 30, 2026, approximately 93% of the commercial non-owner-occupied portfolio was located within the Company’s footprint. Of the $17.9 billion, approximately $1.9 billion, or 4% of the total loans, represented our office segment. Approximately 96% of the office segment was located in the Company’s footprint.

The following table presents the top eight loan segments of the commercial non-owner-occupied loan category (excluding loans held for sale). The loan segments in the table below are determined by the call code, used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Commercial Non-Owner-Occupied Loans (Dollars in thousands)	Net Book Balance (1)	Average Loan Size	Weighted-Average Loan-to-Value (3)	% of Non-Accrual	% of Substandard & Accruing	% of Special Mention
September 30, 2026
Loan Type:
Retail	$5,010,862	$2,474	57%	0.10%	2.02%	1.09%
Multifamily	2,757,728	4,079	54%	1.92%	25.73%	6.28%
Warehouse/Industrial	2,687,018	2,279	59%	0.01%	5.98%	1.81%
Office	1,925,117	1,809	58%	—%	4.97%	2.81%
Hotel	1,600,156	5,993	56%	—%	2.02%	1.66%
Other	1,090,898	1,924	54%	0.02%	2.61%	0.50%
Medical	1,066,994	2,200	61%	—%	1.41%	0.57%
Self Storage	736,228	3,591	53%	—%	11.23%	7.62%

(1)
Net book balance in each segment that represents 2% or more of commercial non-owner-occupied portfolio as of September 30, 2026.

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

Management continues to utilize a probability-weighted blend of baseline, upside, and adverse economic scenarios in estimating expected credit losses. For the quarter ended September 30, 2026, management maintained scenario weightings of 40% baseline, 20% upside, and 40% adverse. The September economic forecast reflected more caution regarding inflation, interest rates, energy prices, the labor market, and geopolitical developments. While the macroeconomic variables incorporated within the Company's credit models remained generally stable to favorable and credit conditions remain generally stable, management believes a continued weighting toward adverse economic conditions remains appropriate as uncertainty has not normalized sufficiently to support a reduction in the downside scenario weight. The Company recorded a total provision for credit losses of $20.3 million for the third quarter of 2026.

As of September 30, 2026, the balance of the ACL was $588.9 million or 1.13% of total loans. The ACL decreased $2.3 million from the balance of $586.7 million recorded at June 30, 2026 and increased $3.7 million from the balance of $585.2 million recorded at December 31, 2025. The decrease during the third quarter of 2026 included $14.6 million in provision for credit losses and $12.3 million in net charge-offs. The increase during the nine months ended September 30, 2026 included $34.4 million in provision for credit losses and $30.7 million in net charge-offs.

At September 30, 2026, the Company had a reserve on unfunded commitments of $82.3 million, which was recorded as a liability on the Consolidated Balance Sheet, compared to $76.5 million at June 30, 2026, and $69.6 million at December 31, 2025. During the three and nine months ended September 30, 2026, the Company recorded an increase in the reserve for unfunded commitments of $5.8 million and $12.7 million, respectively. For the prior comparative period, the Company recorded an increase in the reserve for unfunded commitments of $3.8 million and $23.2 million, respectively. Of the $23.2 million of provision for credit losses recorded for unfunded commitments during the nine months ended September 30, 2025, $12.1 million was related to the initial provision for unfunded commitments acquired from Independent and $11.1 million was for all other unfunded commitments.

The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during the nine months ended September 30, 2026.

The ACL provides 2.00 times coverage of nonperforming loans at September 30, 2026. Net charge-offs to total average loans during the three and nine months ended September 30, 2026, were 0.09% and 0.08%, respectively. Net charge-offs, excluding acquisition date charge-offs recorded for PCD loans acquired from Independent, to total average loans during the three and nine months ended September 30, 2025, were 0.27% and 0.12%, respectively. We continue to experience solid and stable asset quality numbers and ratios as of September 30, 2026.

The following table provides the allocation for expected credit losses by loan segment and each loan segment as a percentage of total loans as of September 30, 2026:

	September 30, 2026
(Dollars in thousands)	Amount	%*
Residential Mortgage Senior	$64,415	19.8%
Residential Mortgage Junior	1,283	0.1%
Revolving Mortgage	14,824	4.0%
Residential Construction	9,004	1.2%
Other Construction and Development	50,108	4.3%
Consumer	15,391	1.8%
Multifamily	59,659	5.3%
Municipal	1,840	1.9%
Owner-Occupied Commercial Real Estate	69,878	15.2%
Non-Owner-Occupied Commercial Real Estate	185,041	29.1%
Commercial and Industrial	117,475	17.3%
Total	$588,918	100.0%

* Loan balance in each category expressed as a percentage of total loans.

The following table presents a summary of net charge off ratios (annualized) by loan segment, for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(1,286)	$10,198,345	(0.05)%	$(576)	$9,439,987	(0.02)%
Residential Mortgage Junior	55	43,210	0.51%	190	48,767	1.55%
Revolving Mortgage	87	2,041,477	0.02%	44	1,834,643	0.01%
Residential Construction	—	623,222	—%	—	616,631	—%
Other Construction and Development	(21)	2,256,827	(0.00)%	108	2,348,763	0.02%
Consumer	(2,114)	942,846	(0.89)%	(2,205)	1,000,290	(0.87)%
Multifamily	848	2,733,170	0.12%	—	2,679,460	—%
Municipal	—	968,134	—%	—	906,727	—%
Owner-Occupied Commercial Real Estate	1,580	7,882,323	0.08%	(605)	7,499,713	(0.03)%
Non-Owner-Occupied Commercial Real Estate	(5,080)	14,979,258	(0.13)%	2,048	13,371,669	0.06%
Commercial and Industrial	(6,386)	8,806,406	(0.29)%	(31,158)	7,853,667	(1.57)%
Total	$(12,317)	$51,475,218	(0.09)%	$(32,154)	$47,600,317	(0.27)%

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio	Net Recovery (Charge-Off)	Average Balance	Net Recovery (Charge-Off) Ratio
Residential Mortgage Senior	$(3,799)	$9,912,560	(0.05)%	$(1,135)	$9,315,013	(0.02)%
Residential Mortgage Junior	152	43,627	0.47%	265	48,184	0.74%
Revolving Mortgage	317	1,985,019	0.02%	320	1,792,686	0.02%
Residential Construction	—	613,240	—%	—	654,056	—%
Other Construction and Development	181	2,118,095	0.01%	505	2,482,035	0.03%
Consumer	(4,703)	925,307	(0.68)%	(7,158)	1,016,778	(0.94)%
Multifamily	1,010	2,677,298	0.05%	(18,065)	2,602,313	(0.93)%
Municipal	—	944,188	—%	—	864,148	—%
Owner-Occupied Commercial Real Estate	1,464	7,712,208	0.03%	(2,480)	7,445,627	(0.04)%
Non-Owner-Occupied Commercial Real Estate	(5,993)	14,604,879	(0.05)%	(10,645)	13,214,971	(0.11)%
Commercial and Industrial	(19,300)	8,672,431	(0.30)%	(62,136)	7,709,388	(1.08)%
Total	$(30,671)	$50,208,852	(0.08)%	$(100,529)	$47,145,199	(0.29)%

The following tables present summary of ACL for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,
	2026			2025
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Balance at beginning of period	$526,492	$60,172	$586,664	$535,014	$86,032	$621,046
Loans charged off	(12,062)	(5,663)	(17,725)	(36,898)	(664)	(37,562)
Recoveries of loans previously charged off	3,476	1,932	5,408	3,213	2,195	5,408
Net (charge-offs) recoveries	(8,586)	(3,731)	(12,317)	(33,685)	1,531	(32,154)
Provision (recovery) for credit losses	11,942	2,629	14,571	10,249	(9,008)	1,241
Balance at end of period	$529,848	$59,070	$588,918	$511,578	$78,555	$590,133

Total loans, net of unearned income:
At period end	$52,053,093			$47,667,911
Average	51,475,218			47,600,317
Net charge-offs as a percentage of average loans (annualized)	0.09%			0.27%
Allowance for credit losses as a percentage of period end loans	1.13%			1.24%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	199.66%			195.61%

	Nine Months Ended September 30,
	2026			2025
	Non-PCD	PCD		Non-PCD	PCD
(Dollars in thousands)	Loans	Loans	Total	Loans	Loans	Total
Allowance for credit losses at January 1	$516,041	$69,156	$585,197	$444,959	$20,321	$465,280
Allowance adjustment - FMV for Independent acquisition	—	—	—	—	135,441	135,441
Initial Allowance for Non-PCD loans acquired during period	—	—	—	79,971	—	79,971
Independent Day 1 PCD loan net charge-offs	—	—	—	—	(56,688)	(56,688)
Loans charged-off	(36,238)	(7,663)	(43,901)	(55,845)	(1,104)	(56,949)
Recoveries of loans previously charged off	8,979	4,251	13,230	7,589	5,519	13,108
Net (charge-offs) recoveries	(27,259)	(3,412)	(30,671)	(48,256)	(52,273)	(100,529)
Provision (recovery) for credit losses	41,066	(6,674)	34,392	34,904	(24,934)	9,970
Balance at end of period	$529,848	$59,070	$588,918	$511,578	$78,555	$590,133

Total loans, net of unearned income:
At period end	$52,053,093			$47,667,911
Average	50,208,852			47,145,199
Net charge-offs as a percentage of average loans (annualized)	0.08%			0.29%
Allowance for credit losses as a percentage of period end loans	1.13%			1.24%
Allowance for credit losses as a percentage of period end non-performing loans (“NPLs”)	199.66%			195.61%

Nonperforming Assets (“NPAs”)

The following table summarizes our nonperforming assets for the past five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2026	2026	2026	2025	2025
Non-acquired:
Nonaccrual loans	$141,109	$152,908	$159,011	$157,662	$141,409
Accruing loans past due 90 days or more	7,262	2,961	6,915	2,997	4,352
Modified loans to a borrower experiencing financial difficulty - nonaccrual	14,736	18,356	18,147	4,313	5,342
Total non-acquired nonperforming loans	163,107	174,225	184,073	164,972	151,103
Other real estate owned (“OREO”) (1)	11,394	11,175	7,971	4,961	11,404
Other nonperforming assets (2)	545	547	368	312	566
Total nonperforming assets excluding acquired assets	175,046	185,947	192,412	170,245	163,073
Acquired:
Nonaccrual loans (3)	91,661	66,143	106,922	129,402	143,839
Accruing loans past due 90 days or more	7,141	835	1,986	1,944	891
Modified loans to a borrower experiencing financial difficulty - nonaccrual	33,055	33,209	9,080	5,778	5,856
Total acquired nonperforming loans	131,857	100,187	117,988	137,124	150,586
Acquired OREO (1)	3,826	1,220	18,090	3,810	7,015
Other acquired nonperforming assets (2)	41	34	65	91	132
Total acquired nonperforming assets	135,724	101,441	136,143	141,025	157,733
Total nonperforming assets	$310,770	$287,388	$328,555	$311,270	$320,806

Excluding Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.43%	0.49%	0.53%	0.49%	0.50%
Total nonperforming assets as a percentage of total assets (5)	0.25%	0.27%	0.28%	0.25%	0.25%
Nonperforming loans as a percentage of period end loans (4)	0.40%	0.46%	0.51%	0.48%	0.46%

Including Acquired Assets
Total nonperforming assets as a percentage of total loans and repossessed assets (4)	0.60%	0.57%	0.66%	0.64%	0.67%
Total nonperforming assets as a percentage of total assets (5)	0.44%	0.42%	0.48%	0.46%	0.49%
Nonperforming loans as a percentage of period end loans (4)	0.57%	0.54%	0.61%	0.62%	0.63%

(1)
Consists of real estate acquired as a result of foreclosure.
(2)
Consists of non-real estate foreclosed assets, such as repossessed vehicles.
(3)
Includes nonaccrual loans that are purchase credit deteriorated (PCD loans).
(4)
Loan data excludes mortgage loans held for sale.
(5)
For purposes of this calculation, total assets include all assets (both acquired and non-acquired).

Total nonperforming assets were $310.8 million, or 0.60% of total loans and repossessed assets, at September 30, 2026, a decrease of $500,000, or 0.2%, from December 31, 2025. Total nonperforming loans were $295.0 million, or 0.57%, of total loans, at September 30, 2026, a decrease of $7.1 million, or 2.4%, from December 31, 2025. Non-acquired nonperforming loans decreased by $1.9 million from December 31, 2025. The decrease in non-acquired nonperforming loans was driven primarily by a decrease in commercial nonaccrual loans of $25.4 million, offset by an increase in consumer nonaccrual loans of $12.4 million and an increase in modified loans to a borrower experiencing financial difficulty of $10.4 million. Acquired nonperforming loans decreased $5.3 million from December 31, 2025. The decrease in the acquired nonperforming loan balances was due primarily to a decrease in commercial nonaccrual loans of $39.8 million, offset by an increase in modified loans to a borrower experiencing financial difficulty of $27.3 million, an increase in accruing loans past due 90 days or more of $5.0 million, and an increase in consumer nonaccrual loans of $2.2 million. Approximately $20.0 million of the decrease in acquired commercial nonaccrual loans was due to one commercial non-owner occupied loan moving to OREO during the first quarter of 2026.

Interest-Bearing Liabilities

Interest-bearing liabilities include interest-bearing transaction accounts, savings deposits, CDs, other time deposits, federal funds purchased, securities sold under agreements to repurchase and other borrowings. Interest-bearing transaction accounts include NOW, HSA, Interest on Layers’ Trust Accounts (“IOLTA”), and Market Rate checking accounts.

Total interest-bearing deposits increased $2.4 billion to $44.2 billion at September 30, 2026, from $41.8 billion at December 31, 2025. Interest-bearing checking accounts increased $485.2 million, money market account increased $989.5 million and time deposits increased by $992.8 million during the first nine months of 2026. The growth in interest-bearing checking accounts was through an increase in reciprocal and brokered checking accounts of $689.9 million while the growth in time deposits was through an increase in brokered accounts of $1.1 billion. The increase in money market accounts was mainly through in-market account growth. The Company has allowed some higher costing local deposits run off in 2026, replacing them with brokered deposits at lower interest rates. Average interest-bearing deposits increased $2.0 billion to $42.9 billion for the quarter ended September 30, 2026 compared to the quarter ended December 31, 2025. The increase in average interest-bearing deposits from the fourth quarter of 2025 was due to a $2.0 billion increase in interest-bearing checking accounts and money market accounts including $976.0 million in brokered interest-bearing checking accounts. For more information on the composition of our total deposits, see Note 8 — Deposits. Due to the competitive nature for in-market deposits and higher costs, the Company has allowed some higher costing local deposits to run-off in 2026 and increased its use of brokered deposits to fund loan growth in 2026.

Federal funds purchases related to the Correspondent Banking Division and securities sold under agreements to repurchase were $498.2 million at September 30, 2026, a $120.0 million decrease from December 31, 2025. Corporate and subordinated debentures increased by $0.3 million to $696.9 million. The Company borrowed $300.0 million in short term FHLB borrowings in the third quarter of 2026 which made up the balance in other borrowings at September 30, 2026. The Company had no FHLB borrowings at December 31, 2025.

Noninterest-Bearing Deposits

Noninterest-bearing deposits are transaction accounts that provide our Bank with “interest-free” sources of funds. At September 30, 2026, the period end balance of noninterest-bearing deposits was $13.4 billion, an increase of $70.0 million compared to the balance at December 31, 2025 of $13.4 billion. Average noninterest-bearing deposits were $13.5 billion for the third quarter of 2026 compared to $13.6 billion during the fourth quarter of 2025. Noninterest-bearing deposits have remained steady over the first nine months of 2026.

Uninsured Deposits

The Company had estimated approximately 37.9% and 39.8%, respectively, of uninsured and collateralized deposits over total deposits at September 30, 2026, and December 31, 2025. The amounts above are estimates and are based on the same methodologies and assumptions used for the Bank’s regulatory reporting requirements issued by the FDIC for the FFIEC 041, also referred to as the Call Report.

Capital Resources

Our ongoing capital requirements have been met primarily through retained earnings, less the payment of cash dividends. As of September 30, 2026, shareholders’ equity was $9.0 billion, a decrease of $11.8 million, or 0.1%, from December 31, 2025. The decrease in equity in the first nine months of 2026 was mainly related to the repurchase of common shares on the open market of $275.1 million, dividends paid to shareholders of $181.2 million and a decrease in accumulated other comprehensive income of $256.2 million from the decline in fair value of available for sale securities. These declines in equity were partially offset by net income of $679.6 million.

On January 21, 2026, the Board of Directors of the Company approved a stock repurchase plan for the repurchase of up to 5,560,000 shares of the Company’s common stock. The 2026 Repurchase Plan replaced the Company’s 2025 Repurchase Plan, under which 560,000 shares remained available for repurchase. During the first nine months of 2026, the Company repurchased a total of 2,750,000 shares at a weighted average price of $100.02 (including commission paid) pursuant to the 2026 Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2026, the Company may repurchase up to an additional 2,810,000 shares of common stock under the 2026 Repurchase Plan.

The well-capitalized minimums and the Company’s and the Bank’s regulatory capital ratios for the following periods are reflected below:

	Well-Capitalized	September 30,	December 31,
	Minimums	2026	2025
SouthState Bank Corporation:
Common equity Tier 1 risk-based capital	N/A	11.15%	11.36%
Tier 1 risk-based capital	6.00%	11.15%	11.36%
Total risk-based capital	10.00%	13.48%	13.84%
Tier 1 leverage	N/A	9.49%	9.26%

SouthState Bank:
Common equity Tier 1 risk-based capital	6.50%	12.11%	12.54%
Tier 1 risk-based capital	8.00%	12.11%	12.54%
Total risk-based capital	10.00%	13.20%	13.68%
Tier 1 leverage	5.00%	10.32%	10.22%

The Company’s and Bank’s Common equity Tier 1 risk-based capital, Tier 1 risk-based capital and total risk-based capital as of September 30, 2026 all declined compared to December 31, 2025. The capital ratios declined due mainly to both the Company repurchasing 2,750,000 shares through its 2026 Repurchase Plan and the strong asset growth during the first nine months of 2026. The common stock repurchases at the Company were funded through dividends from the Bank. Tier 1 capital increased by 6.3% and 4.6% at the Company and Bank, respectively, while total risk-based capital increased by 5.6% and 4.6% at the Company and Bank, respectively. The increases in capital were mainly due to net income during the first nine months of 2026, net of the effects of dividends paid and stock repurchases. Both regulatory risk-based assets and quarterly average assets increased in the nine months of 2026 when compared to the fourth quarter with average assets for the Company and Bank increasing approximately by 3.7% and 3.6%, respectively, and risk-based assets increasing approximately by 8.4% and 8.3%, respectively. The Tier 1 leverage ratio for the Company and the Bank increased in the first nine months of 2026 as quarterly average assets increased approximately 3.7% and 3.6%, respectively, which is less than the increase in Tier 1 capital at both the Company and the Bank. Our capital ratios are currently well in excess of the minimum standards and continue to be in the “well capitalized” regulatory classification.

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

During the nine months ended September 30, 2026, the Company continued to operate within its established liquidity risk limits. At September 30, 2026, key internal liquidity metrics, including the loan-to-deposit ratio and reliance on noncore funding, remained within policy limits and consistent with expectations. Total available borrowing capacity, including access to the Federal Home Loan Bank, Federal Reserve facilities, and unsecured federal funds lines, remained stable compared with December 31, 2025.

Total cash and cash equivalents were $3.0 billion at September 30, 2026 compared to $3.2 billion at December 31, 2025. The decrease in cash and cash equivalents was due primarily to funding growth in the loan portfolio of $3.5 billion during the first nine months of 2026.

Liquidity was also provided by deposit growth and short term FHLB advances. Total deposits were $57.6 billion at September 30, 2026, an increase of $2.5 billion from $55.1 billion at December 31, 2025. Included in total deposits as of September 30, 2026 and December 31, 2025, we had $2.9 billion and $1.7 billion, respectively, of traditional, out–of–market brokered time deposits, $2.5 billion and $2.0 billion, respectively, in brokered interest-bearing checking and money market accounts and $4.5 billion and $4.0 billion, respectively, of reciprocal deposits. For more information on changes in deposits, see Interest-Bearing Liabilities and Noninterest-Bearing Deposits sections of the MD&A.

Along with the growth in deposits, the Company borrowed $300 million in short-term FHLB advances during the third quarter of 2026 to provide funding for interest-earning asset growth. To the extent that we employ other types of non-deposit funding sources, typically to accommodate retail and correspondent customers, we continue to take in shorter maturities of such funds. Our current approach may provide an opportunity to sustain a low funding rate or possibly lower our cost of funds but could also increase our cost of funds if interest rates rise. Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions, and competition. Our deposits are primarily obtained from depositors located around our branch footprint, and we believe that we have attractive opportunities to capture additional retail and commercial deposits in our markets, in addition to having access to brokered deposits.

The investment securities portfolio serves as a primary source of liquidity. Proceeds from maturities and principal and interest payments of securities provide a continual flow of funds available for cash needs. Furthermore, both the available for sale and held to maturity securities portfolio can be readily used as a source of cash through various secured borrowing arrangements. The Bank pledges a portion of its available for sale and held to maturity investment portfolios for a variety of purposes, including, but not limited to, collateral for public funds and credit with the Federal Home Loan Bank of Atlanta. As of September 30, 2026, the Bank pledged 64.7% of the market value of its available for sale and held to maturity investment portfolios. As of September 30, 2026, the Bank had unpledged securities with a market value of $2.8 billion. These securities included Agency, Agency MBS, Municipals and Corporate securities.

The table and discussion below describes our Primary Funding Sources and their relationship to uninsured deposits as of September 30, 2026.

(Dollars in millions)	Available Capacity
Federal Home Loan Bank of Atlanta	$5,680
Federal Reserve Bank of Atlanta Discount Window	11,939
Liquid cash and cash equivalents	2,873
Fair value of securities that can be pledged	2,682
Total primary sources	$23,174
Uninsured and uncollateralized deposits	$17,296
Uninsured and collateralized deposits	$21,864
Coverage ratio, uninsured deposits	106.0%
Coverage ratio, uninsured and uncollateralized deposits	134.0%
Ratio of uninsured and collateralized deposits to total deposits	37.9%

At September 30, 2026, the Bank had a total FHLB credit facility of $6.0 billion, with $300.0 million outstanding borrowings in short-term FHLB advances and $17.8 million in secured credit exposure at quarter-end, leaving $5.7 billion in availability on the FHLB credit facility. At September 30, 2026, the Bank had $11.9 billion of credit available at the Federal Reserve Bank’s discount window and federal funds credit lines of $330.0 million with no balances outstanding at September 30, 2026. The Bank has $2.8 billion in market value of unpledged securities at September 30, 2026, of which $2.7 billion can be pledged to attain additional funds if necessary. The Bank also has an internal limit on brokered deposits of 15% of total bank deposits, which would allow capacity of $8.7 billion at September 30, 2026. The Bank had $5.3 billion of outstanding brokered deposits at the end of the quarter-end leaving $3.3 billion in available capacity as per the internal policy limit of 15% of total bank deposits. All of the primary sources noted in the table above and the brokered deposit remaining available capacity would provide an additional $26.5 billion in funding if we needed additional liquidity. We can also consider actions such as deposit promotions to increase core deposits. The Company has a $100.0 million unsecured line of credit with U.S. Bank National Association with no balance outstanding at September 30, 2026. We believe that our liquidity position continues to be adequate and readily available.

Asset-Liability Management and Market Risk Sensitivity

Our earnings and the economic value of equity vary in relation to the behavior of interest rates and the accompanying fluctuations in market prices of certain of our financial instruments. There have been no material changes to the Company’s interest rate risk management methodologies or underlying assumptions during the nine months ended September 30, 2026.

The Company’s primary interest rate risk exposures continue to include repricing risk, option risk, basis risk, and yield curve risk. During the nine months ended September 30, 2026, changes in earnings at risk and EVE sensitivity measures were primarily driven by loan and deposit growth, changes in deposit mix or betas, securities portfolio activity, or shifts in funding.

Management uses deposit beta assumptions in its interest rate risk models and may apply overlays to reflect current market conditions. Based on the Company’s deposit mix at September 30, 2026, the assumed deposit beta was 39.8%.

The updated interest rate sensitivity analysis is presented below. Overall, the Company’s exposure to changes in interest rates remains within internal policy limits/consistent with risk appetite, and management continues to monitor and manage interest rate risk in accordance with the framework described in the 2025 Form 10-K.

The following interest rate risk metrics are derived from analysis using the Moody’s Baseline Scenario published in October 2026 as the Base Case Scenario. As of September 30, 2026, the earnings simulations indicated that the year 1 impact of an instantaneous 100 basis point parallel increase / decrease in rates would result in an estimated 2.7% increase (up 100) and 2.8% decrease (down 100) in net interest income.

We use EVE analysis as an indicator of the extent to which the present value of our capital could change, given potential changes in interest rates. At September 30, 2026, the percentage change in EVE due to a 100-basis point increase or decrease in interest rates was 3.2% decrease and 2.4% increase, respectively. The percentage changes in EVE due to a 200-basis point increase or decrease in interest rates were 7.4% decrease and 4.1% increase, respectively. Downward shocks are constrained on various balance sheet categories due to the inability to price products below floors or zero. This is particularly meaningful given the cost of deposits as of September 30, 2026.

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

Percentage Change in Net Interest Income over One Year
Up 300 basis points	7.1%
Up 200 basis points	5.0%
Up 100 basis points	2.7%
Base Case	—%
Down 100 basis points	(2.8)%
Down 200 basis points	(5.8)%
Down 300 basis points	(9.1)%

Deposit Concentrations

As of September 30, 2026, and December 31, 2025, we have no material concentration of deposits from any single customer or group of customers. We have no significant portion of our deposits concentrated within a single industry or group of related industries. We do not believe there are any material seasonal factors that would have a material adverse effect on us. The total deposit balances held by top 10 and 20 deposit holders were below 4% and 6%, respectively, of the Company’s quarterly average total deposit balances at September 30, 2026. We do not have any foreign deposits.

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

We consider concentrations of credit to exist when, pursuant to regulatory guidelines, the amounts loaned to a multiple number of borrowers engaged in similar business activities which would cause them to be similarly impacted by general economic conditions represents 25% of total Tier 1 capital plus regulatory adjusted allowance for credit losses of the Company, or $1.7 billion at September 30, 2026. Based on this criteria, we had eight such credit concentrations at September 30, 2026, including loans to lessors of nonresidential buildings (except mini-warehouses) of $11.9 billion, loans secured by owner-occupied office buildings (including medical office buildings) of $2.4 billion, loans secured by owner-occupied nonresidential buildings (excluding office buildings) of $3.2 billion, loans to lessors of residential buildings (investment properties and multi-family) of $4.3 billion, loans secured by 1st mortgage 1-4 family owner-occupied residential property (including condos and home equity lines) of $11.9 billion, loans secured by jumbo loans (original loans greater than limit) of $3.6 billion, and loans secured by business assets including accounts receivable, inventory and equipment of $3.6 billion. The Company also has purchased commercial and industrial syndication and participation loans of $2.0 billion, some of which are also included in the business assets loans noted above. The risk for these loans and for all loans is managed collectively through the use of credit underwriting practices developed and updated over time. The loss estimate for these loans is determined using our standard ACL methodology.

Banking regulators have established guidelines for calculating credit concentrations. Banking regulators set the guidelines for construction, land development and other land loans to total less than 100% of total Tier 1 capital less modified CECL transitional amount plus ACL (CDL concentration ratio) and for total commercial real estate loans (construction, land development and other land loans along with other non-owner-occupied commercial real estate and multifamily loans) to total less than 300% of total Tier 1 capital less modified CECL transitional amount plus ACL (CRE concentration ratio). Both ratios are calculated by dividing certain types of loan balances for each of the two categories by the Bank’s total Tier 1 capital less modified CECL transitional amount plus ACL. At September 30, 2026, and December 31, 2025, the Bank’s CDL concentration ratio was 38.7% and 35.2%, respectively, and its CRE concentration ratio was 282.4% and 271.8%, respectively. As of September 30, 2026, the Bank was below the established regulatory guidelines. When a bank’s ratios are in excess of one or both of these loan concentration ratios guidelines, banking regulators generally require an increased level of monitoring in these lending areas by bank management. Therefore, we monitor these two ratios as part of our concentration management processes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Return on average equity (GAAP)	9.70%	11.04%	10.00%	8.50%
Effect to adjust for intangible assets	6.90%	8.58%	7.26%	7.30%
Return on average tangible equity (non-GAAP)	16.60%	19.62%	17.26%	15.80%

Average shareholders’ equity (GAAP)	$9,154,347	$8,867,408	$9,088,581	$8,661,013
Average intangible assets	(3,426,333)	(3,516,575)	(3,447,534)	(3,536,635)
Adjusted average shareholders’ equity (non-GAAP)	$5,728,014	$5,350,833	$5,641,047	$5,124,378

Net income (GAAP)	$223,798	$246,641	$679,640	$550,945
Amortization of intangibles	20,628	23,426	62,973	71,305
Tax effect	(4,726)	(5,447)	(14,377)	(16,557)
Net income excluding the after-tax effect
of amortization of intangibles (non-GAAP)	$239,700	$264,620	$728,236	$605,693

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

•
Risks related to the ability of the Company to pursue its strategic plans which depend upon certain growth goals in our lines of business that are dependent on a variety of factors including economic conditions in the U.S. and globally, geopolitical factors including tariffs, competition, and the regulatory environment;
•
Risks related to the ability of the Company to grow or manage its growth effectively;
•
Risks relating to integrating and recognizing the benefits of the merger between SouthState and Independent;
•
Interest rate risk and a decrease in our net interest income primarily resulting from our inability to effectively manage the risk, and its impact on the Bank’s earnings, including from the correspondent and mortgage divisions, housing demand and changes in mortgage conditions, the market value of the Bank’s loan and securities portfolios, and the market value of SouthState’s equity;
•
Inflationary risks negatively impacting our business and profitability, earnings and budgetary projections, or demand for our products and services;
•
Risks related to the costs of funds and our profitability and liquidity, and changes in our deposit mix and growth;
•
Compliance, reputational and operational risks related to implementing new lines of business or new products and services and our failure to successfully manage such risks;
•
Risks caused by changes in technology, including artificial intelligence, disruptions in our business model, and the lack of resources to invest in technological improvements implemented by our competitors;
•
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
•
The impact of increasing digitization of the banking industry and movement of customers to on-line platforms, and the possible impact on the Bank’s results of operations, customer base, expenses, suppliers and operations;
•
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
•
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
•
Risks related to losses arising from errors, omissions or fraudulent behavior by employees, clients, counterparties and third parties;
•
Reputational and operational risks associated with sustainability, stewardship and governance matters, including the impact of state legislation and inconsistent federal and state regulatory guidance and regulation;

•
Risks related to our reliance on and our ability to retain our culture and attract, retain, develop, and motivate qualified and highly skilled personnel, and to offer competitive salaries and benefits;
•
Our ability to successfully implement current or future information technology and cybersecurity system enhancements or operational initiatives;
•
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
•
Risks related to accounting policies and processes that enable us to report our financial condition and results of operations and require our management to make estimates about matters that are uncertain;
•
Risks related to unexpected outflows of uninsured deposits requiring us to sell investment securities at a loss, price risks focusing on changes in market factors that may affect the value of traded instruments in “mark-to-market” portfolios, and the loss of value of our investment portfolio negatively impacting market perceptions of us, possibly resulting in deposit withdrawals;
•
Risks relating to consumers opting not to use banks to complete their financial transactions; and
•
Reputational risk that adversely affects earnings or capital arising from negative public opinion including the effects of social media on market perceptions of us and banks generally.

Risks relating to the Regulatory Environment

•
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
•
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

•
Risks related to state law and provisions in our articles of incorporation or bylaws that make it more difficult for another company to purchase us; and
•
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

•
Geopolitical and economic risks and market volatility associated with policy changes resulting from the U.S. presidential administration, changes in the fiscal, monetary, and regulatory policies of the federal government and its agencies, and geopolitical instability or conflict;
•
Changes to and instability in global economic conditions and geopolitical matters, including as a result of possible tariffs or other trade disruptions adversely affecting our business, financial conditions and results of operations;

•
Risks related to a slowdown in economic growth or a resumption of recessionary economic conditions impacting inflationary pressures and interest rates to dampen demand adversely affecting consumer confidence, loan payment patterns, and our charge-offs and the provision for credit losses;
•
Volatility in the financial services industry (including failures or rumors of failures of other depository institutions), along with actions taken by governmental agencies to address such turmoil, affecting the ability of depository institutions, including us, to attract and retain depositors and to borrow or raise capital;
•
Our success being tied to the success of the local economies where we operate;
•
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
•
Market volatility adversely affecting our operations or our ability to access capital when needed;
•
The impact of competition with other financial institutions, including deposit and loan pricing pressures and the resulting impact, including as a result of compression to net interest margin; and
•
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk as of September 30, 2026, from those disclosures presented in our Annual Report on Form 10-K for the year ended 2025.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

SouthState’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of SouthState’s disclosure controls and procedures as of September 30, 2026, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934. We applied our judgment in the process of reviewing these controls and procedures, which, by their nature, can provide only reasonable assurance regarding our control objectives. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that SouthState’s disclosure controls and procedures as of September 30, 2026, were effective to provide reasonable assurance regarding our control objectives.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2026, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Other than the Cyber Incident Suit (as discussed in Note 11 — Commitments and Contingent Liabilities), as of September 30, 2026, and as of the date of this Quarterly Report on Form 10-Q, we believe that we are not party to, nor is any of our property the subject of, any pending material legal proceeding other than those that may occur in the ordinary course of our business.

On April 3, 2024, a putative class action lawsuit (the “Original Suit”) was filed against the Bank purportedly on behalf of a class consisting of those persons impacted by the Cyber Incident (as defined in Note 11 — Commitments and Contingent Liabilities). While the Original Suit was voluntarily dismissed, the same plaintiffs, as well as additional plaintiffs, initiated litigation that named the Bank as a defendant. These cases were consolidated into one putative class action against the Bank in the Circuit Court for Polk County, Florida (the “Cyber Incident Suit”). During the first quarter of 2026, the parties agreed to settle the Cyber Incident Suit, subject to court approval, pursuant to which the Company agreed to fund documented losses and pay attorneys’ fees, administration costs, and credit monitoring fees. On June 24, 2026, the court entered an order granting final approval to the settlement (the “Final Order”). The settlement was paid from the Company’s cyber insurance coverage in the third quarter of 2026 in accordance with the Final Order, and the matter has been dismissed. For more information, please refer to Note 11 — Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2026, the Company repurchased a total of 2,750,000 shares at a weighted average price of $100.02 per share (including commission paid) pursuant to the 2026 Repurchase Plan. The number of shares to be purchased and the timing of the purchases are based on a variety of factors, including, but not limited to, the level of cash balances, general business conditions, regulatory requirements, the market price of our common stock, and the availability of alternative investment opportunities. As of September 30, 2026, the Company may repurchase up to an additional 2,810,000 shares of common stock under the 2026 Repurchase Plan.

The following table reflects share repurchase activity during the third quarter of 2026:

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 ‑ July 31	178	*	$102.11	—	3,060,000
August 1 ‑ August 31	50,607	*	104.93	50,000	3,010,000
September 1 ‑ September 30	201,106	*	104.34	200,000	2,810,000
Total	251,891			250,000	2,810,000

* For the three months ended September 30, 2026, monthly totals include 178, 607, and 1,106 shares, respectively, that were repurchased under arrangements, authorized by our stock based compensation plans and Board of Directors, whereby officers or directors may sell previously owned shares to the Company in order to pay for the exercise of stock options or for income taxes owed on vesting shares of restricted stock. These shares were not repurchased under the 2025 Repurchase Program.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On September 11, 2026, Natur Family Limited Partnership, an entity affiliated with David R. Brooks, a member of the Company's Board of Directors, adopted a new Rule 10b5-1 trading plan, to be effective December 11, 2026, in accordance with Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934. The plan provides for the potential sale of up to 192,000 shares of the Company’s common stock, subject to specified price, volume, and timing conditions. Transactions under the plan may begin after the expiration of the applicable cooling-off period and will terminate the earlier of August 31, 2027, or the completion of all planned transactions. As of the date of this report, no transactions have occurred under the new plan. The Rule 10b5-1 trading plan previously disclosed for David R. Brooks in our 2025 Form 10-K, which were presented on a combined basis, consisted of two plans adopted by entities affiliated with David R. Brooks: (i) a plan adopted by Natur Family Limited Partnership, providing for the sale of up to 210,000 shares, and (ii) a plan adopted by Family Foundation and two family trusts, providing for the sale of up to 90,109 shares, for a combined total of 300,109 shares. As of September 30, 2026, 18,000 and 6,650 shares, respectively, had been sold under these plans, each of which is scheduled to expire on November 30, 2026, or upon the earlier completion of all transactions under it.

During the three months ended September 30, 2026, no other directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

101

The following financial statements from the Quarterly Report on Form 10-Q of SouthState Bank Corporation for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statement of Cash Flows and (vi) Notes to consolidated Financial Statements.

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

SOUTHSTATE BANK CORPORATION
(Registrant)

Date: October 30, 2026	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2026	/s/ William E. Matthews, V
William E. Matthews, V
Senior Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2026	/s/ Sara G. Arana
Sara G. Arana
Executive Vice President and
Chief Accounting Officer
(Principal Accounting Officer)